Form 10-Q
period 1996-06-30
MEDICAL RESOURCES INC /DE/
filed 1996-08-07
CIK 725151

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

                          Commission File No. 0-20440
                                              -------

                            MEDICAL RESOURCES, INC.
             (Exact Name of registrant as specified in its charter)


       Delaware                                                13-3584552
- -----------------------                                        ----------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

2701 N. Rocky Point Drive, Suite 650, Tampa, FL                    33607
              and
155 State Street Hackensack, N.J.                                  07601
- ---------------------------------------                           -------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code:  (813) 281-0202
                                                            and
                                                     (201) 488-6230


                              Title of Each Class
                              -------------------
                    Common Stock (Par value $.01 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X   No
                                                              ---     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



            Class                    Outstanding at August 1, 1996
            -----                    -----------------------------
     Common stock, par value                  8,866,491
       $.01 per share



                                    1 of 15

                            MEDICAL RESOURCES, INC.

 ______________________________________________________________________________



                                     INDEX




   PART I  FINANCIAL INFORMATION                                PAGE NUMBER
                                                                -----------

   Item 1  Consolidated Financial Statements (Unaudited):

           Consolidated Balance Sheets at June 30,
           1996 and December 31, 1995                                 3

           Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 1996 and 1995          4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and 1995                    5

           Notes to Consolidated Financial Statements                 6

   Item 2

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11




                                    2 of 15

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,       DECEMBER 31,
                       ASSETS                                       1996             1995
                       ------                                   -------------    -------------
                                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                                      $ 8,015,014       $ 3,934,677
 Accounts receivable, net                                        18,645,348        13,837,637
 Other receivables                                                  784,569           477,062
 Prepaid expenses                                                 1,834,888         1,074,459
 Deferred tax assets, net                                         1,871,397         1,871,397
                                                                -----------       -----------
      Total current assets                                       31,151,216        21,195,232

Medical diagnostic and office equipment, net                     14,436,761        11,530,159
Goodwill, net                                                    17,706,940         9,122,663
Other assets                                                      2,294,347         1,497,207
Deferred tax assets, net                                          1,013,301           533,301
Value of venture contracts                                          212,419           257,261
                                                                -----------       -----------
      Total assets                                              $66,814,984       $44,135,823
                                                                ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
 Current portion of notes payable                               $ 1,835,322       $   957,884
 Current portion of obligations under capital leases              4,511,148         3,244,652
 Line of credit                                                   4,324,729                 -
 Accounts payable and accrued expenses                            5,571,388         4,602,926
 Other current liabilities                                        1,525,234         1,405,875
 Income taxes payable                                               469,002           245,899
                                                                -----------       -----------
      Total current liabilities                                  18,236,823        10,457,236

 Notes payable                                                    4,869,686         4,448,974
 Obligations under capital leases                                 8,454,988         6,707,650
 Convertible debentures                                           7,260,000         4,350,000
 Other long-term liabilities                                      1,097,405         1,205,627
                                                                -----------       -----------
      Total liabilities                                          39,918,902        27,169,487
                                                                -----------       -----------

Stockholders' equity:
 Common stock, $.01 par value, 20,000,000 shares
  authorized, 9,131,491 issued and 8,866,491
  outstanding at June 30, 1996 and 7,697,500
  issued and 7,442,500 outstanding at
  December 31, 1995                                                  91,315            76,975
 Common stock to be issued; 600,000 shares of
  common stock                                                    1,721,250         1,721,250
 Additional paid-in capital                                      27,896,825        20,834,922
 Retained deficit                                                (1,394,550)       (4,298,678)
Less 265,000 and 255,000 common shares in treasury,
 at cost at June 30, 1996 and December 31, 1995                  (1,418,758)       (1,368,133)
                                                                -----------       -----------
      Total stockholders' equity                                 26,896,082        16,966,336
                                                                -----------       -----------
      Total liabilities and stockholders' equity                $66,814,984       $44,135,823
                                                                ===========       ===========


          See accompanying notes to consolidated financial statements.


                                    3 of 15

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS  OF OPERATIONS
                                  (UNAUDITED)

                                                             FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                        ENDED JUNE 30,
                                                       ----------------------------------     ------------------------------
                                                           1996                1995               1996              1995
                                                       -------------       --------------     -------------  ---------------
                                                                             (Restated)                         (Restated)

Net service revenues                                    $18,678,493         $12,738,723       $36,776,497      $24,878,521
                                                        -----------         -----------       -----------      -----------
Operating costs, excluding interest,
 depreciation and amortization                           11,449,000           7,937,022        23,485,999       15,507,318
Provision for uncollectible accounts receivable             947,127             846,155         1,761,835        1,681,290
Corporate general and administrative                      1,831,769           1,024,585         3,432,974        2,066,559
Depreciation and amortization                             1,423,767           1,103,906         2,740,676        2,164,741
                                                        -----------         -----------       -----------      -----------
     Operating income                                     3,026,830           1,827,055         5,355,013        3,458,613
Interest expense                                            738,689             431,053         1,287,583          839,989
                                                        -----------         -----------       -----------      -----------
Income from continuing operations before minority
 interest and income taxes                                2,288,141           1,396,002         4,067,430        2,618,624
Minority interest                                            20,591              30,971            64,282           64,808
                                                        -----------         -----------       -----------      -----------
Income from continuing operations before
 income taxes                                             2,267,550           1,365,031         4,003,148        2,553,816
Income taxes                                                661,200             387,132         1,099,020          807,124
                                                        -----------         -----------       -----------      -----------

Income from continuing operations                         1,606,350             977,899         2,904,128        1,746,692
Income (loss) from operations of
 discontinued business, net of tax                                -              18,971                 -         (981,551)
                                                        -----------         -----------       -----------      -----------
Net income                                              $ 1,606,350         $   996,870       $ 2,904,128      $   765,141
                                                        ===========         ===========       ===========      ===========
Per Share Data
 Primary:
  Net income per share                                  $      0.17         $      0.13       $      0.33      $      0.11
                                                        ===========         ===========       ===========      ===========
Fully diluted:
 Net income per share                                   $      0.16         $      0.13       $      0.31      $      0.11
                                                        ===========         ===========       ===========      ===========


          See accompanying notes to consolidated financial statements.

                                    4 of 15

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                     -------------------------------
                                                                         1996               1995
                                                                     -------------------------------
                                                                                         (Restated)
Cash flows from operating activities:
Net income                                                            $ 2,904,128       $   765,141
                                                                      -----------       -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                          2,740,676         2,164,741
 Provision for uncollectible accounts receivable                        1,761,835         1,681,290
 Minority interest in losses of joint venture and limited
  partnerships, net of distributions                                       64,282            64,808
Changes in operating assets and liabilities:
  Accounts receivable                                                  (4,157,911)       (2,836,251)
  Other receivables                                                      (307,507)         (202,364)
  Prepaid expenses                                                       (713,714)         (173,555)
  Other assets                                                           (586,406)       (1,399,123)
  Deferred tax asset                                                     (480,000)          244,000
  Accounts payable and accrued expenses                                 1,651,736           280,230
  Other current liabilities                                              (318,371)         (815,684)
  Income taxes payable                                                    223,103          (283,303)
  Other long-term liabilities                                            (125,083)          (60,459)
                                                                      -----------       -----------
    Total adjustments                                                    (247,360)       (1,335,670)
                                                                      -----------       -----------
Net cash provided by (used in) operating activities                     2,656,768          (570,529)
                                                                      -----------       -----------
Cash flows from investing activities:
 Proceeds from sale of short term investments                                   -           599,736
 Change in net assets of discontinued business                                  -         1,043,775
 Purchase of PCC, Inc.                                                          -        (1,838,906)
 Purchase of NurseCare Plus                                            (1,263,992)                -
 Purchase of MRI-CT, Inc.                                                (463,130)                -
 Purchase of Americare Imaging Centers, Inc.                           (1,500,000)                -
 Purchase of Access Imaging Center, Inc.                               (1,300,000)                -
 Purchase of WeCare - Allied Health Care, Inc.                         (1,049,618)                -
 Purchase of medical diagnostic and office equipment                     (825,454)         (386,716)
                                                                      -----------       -----------
    Net cash used in investing activities                              (6,402,194)         (582,111)
                                                                      -----------       -----------
Cash flows from financing activities:
 Stock issuance cost                                                     (237,140)                -
 Principal payments under capital lease obligations                    (2,092,048)       (1,468,297)
 Principal payments on notes payable                                     (708,786)         (538,772)
 Borrowings on notes payable                                                    -                 -
 Proceeds from convertible debentures                                   6,532,965         4,350,000
 Purchase of treasury stock                                               (50,625)                -
 Net borrowings on line of credit                                       4,324,729                 -
Proceeds from exercise of options                                          56,668                 -
                                                                      -----------       -----------
   Net cash provided by financing activities                            7,825,763         2,342,931
                                                                      -----------       -----------
Net increase in cash and cash equivalents                               4,080,337         1,190,291
Cash and cash equivalents at beginning of period                        3,934,677         3,941,120
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $ 8,015,014       $ 5,131,411
                                                                      ===========       ===========


          See accompanying notes to consolidated financial statements.


                                    5 of 15

                            MEDICAL RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 - GENERAL:


     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Medical Resources, Inc.'s (the Company) Annual Report for the year ended December 31, 1995.

     The unaudited consolidated financial information for the periods ended June 30, 1995 have been restated for the merger with Maternity Resources, Inc. on February 24, 1995 that, as more fully described in the Company's Form 10-K for the year ended December 31, 1995, was accounted for as a transfer between entities under common control.

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121") which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No adjustments were required pursuant to the adoption of FAS 121 by the Company.

     On January 9, 1996, the Company consummated the acquisition (the "Acquisition") of the business assets of MRI-CT, Inc., a New York corporation based in New York, New York (the "Seller") comprised primarily of four diagnostic imaging centers located at (i) 197 Third Avenue, New York, New York,
(ii) 6511 Ft. Hamilton Parkway, Brooklyn, New York, (iii) 1401 Ocean Avenue, Brooklyn, New York and (iv) 1612 St. Peters Avenue, Bronx, New York. The Acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated as of December 21, 1995 by and among the Company and the Seller. Pursuant to the Agreement, a wholly owned subsidiary of the Company acquired substantially all of business assets of the Seller for a combination of $700,000 cash, 194,113 shares of common stock and a $375,000 note payable at prime due January 9, 2001.





                                    6 of 15

     On January 12, 1996, the Company consummated the acquisition (the "NurseCare Acquisition") of the common stock of NurseCare Plus, Inc. (the "Corporation") a California corporation based in San Diego, California, which provides supplemental healthcare staffing services for clients including hospitals, clinics, and home health agencies in Southern California. The NurseCare Acquisition was consummated pursuant to a Stock Purchase Agreement (the "NurseCare Agreement") dated as of January 11, 1996 by and among StarMed Staffing, Inc., the Company's wholly owned subsidiary ("StarMed") and LouAnn Berg ("Berg"). Pursuant to the NurseCare Agreement, StarMed acquired from Berg all of the common stock of the Corporation for $2,500,000, payable in $1,250,000 cash and a prime plus one percent note payable for $1,250,000 due January 12, 1999.

     On April 19, 1996, the Company entered into an asset purchase agreement with Americare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("Americare"). Pursuant to the acquisition, the Company acquired certain of the asset and liabilities of Americare for $1,500,000 cash and $1,500,000 of the Company's common stock.

     On April 30, 1996, the Company entered into an asset purchase agreement with Access Imaging Center, Inc. ("Access"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Access for $1,300,000 cash and $1,700,000 of the Company's common stock.

     On June 28, 1996, the Company entered into an asset purchase agreement with We Care - Allied Health Care, Inc. Pursuant to the agreement, the Company acquired certain of the assets for $1,035,000 cash and a $731,000 note payable at prime plus 1% due.

     Each of the above acquisitions were accounted for under the purchase method of accounting. The operations of these acquisitions are included in these unaudited consolidated financial statements from the date of purchase. The following consolidated pro forma data reflects the acquisitions as if they occurred on January 1, 1995:


                             Three Months        Three Months        Six Months        Six Months
                                Ended               Ended              Ended              Ended
                            June 30, 1996       June 30, 1995      June 30, 1996      June 30, 1995
                            --------------      --------------     -------------      -------------
Total revenues                $20,409,000         $16,875,000       $42,070,000        $35,417,000
Net income from
  continuing operations         1,783,000           1,381,000         3,297,000          2,677,000
Net income                      1,783,000             993,000         3,297,000            889,000
Net income per
  common share                     .19                 .13                .35                .11



                                    7 of 15

Certain items in the 1995 unaudited consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 - MERGER:

     On May 20, 1996, the Company entered into a definitive merger agreement with NMR of America ("NMR") pursuant to which NMR will merge into a wholly owned subsidiary of the Company. In the merger, each share of NMR's common stock issued and outstanding immediately prior to the effective date of the merger would be exchanged for 0.6875 shares of the Company's common stock. On July 30, 1996, the Company filed, with the Securities and Exchange Commission, a Joint Proxy Statement/Prospectus on Form S-4 relating to this transaction. The consumation of the transaction is contingent upon approval by the shareholders of both the Company and NMR. NMR is engaged directly and through limited partnerships in the operation of eighteen dignostic imaging centers.


NOTE 3 - SUPPLEMENTARY CASH FLOW INFORMATION:



                           Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                             June 30, 1996       June 30, 1995      June 30, 1996      June 30, 1995
                           ------------------  ------------------  ----------------  -----------------
Interest paid                $  421,000             $  528,000        $  813,000         $  930,000
Income taxes paid               830,000              1,021,000         1,387,000          1,477,000
Noncash investing and
  financing activities:
  Acquisition financing       3,850,000              3,443,000         6,175,000          3,443,000
  Equipment financing            62,000                128,000           130,000            196,000



NOTE 4 -COMMITMENT AND CONTINGENCIES:


     Litigation

     In September 1992, an individual brought an action in the Supreme Court of the State of New York, County of Bronx, against a number of physicians, a hospital and North Bronx Resources, Inc., a wholly-owned subsidiary of the Company ("North Bronx"), for damages in an unspecified amount resulting from an alleged failure to diagnose a brain tumor at the time imaging services were performed for the plaintiff. The complaint alleges that North Bronx was negligent in its rendering of medical care and treatment to the plaintiff. In December 1992, North Bronx answered, denying the substantive allegations of the complaint, raising an affirmative defense that the plaintiff's action does not state a claim against North Bronx for which relief can be granted, and cross claimed against the other defendants in the action. The parties are engaged in discovery. Pursuant to the terms of a management agreement with North Bronx, one of the other defendants in the action, the interpreting physician, who is responsible for the medical aspect of the center's operation, is required to and does carry malpractice insurance.

                                    8 of 15

     Government Regulation

     The health care industry is highly regulated at the federal, state and local levels. Current discussions within the Federal government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The implementation of this reform could have a material effect on the consolidated financial results of the Company by limiting reimbursement levels, requiring the Company to obtain certificates of need in order to expand, limiting the types of contracts which may be entered into with physicians who refer patients, increasing the limitations on referrals by physicians to facilities in which they have an investment or a compensation arrangement and other means.


NOTE 5 - CONVERTIBLE SUBORDINATED DEBENTURES


     On May 30, 1995 the Company issued at par $4,350,000 11% Convertible Subordinated Debentures due 2000 (the "Debentures"). The Debentures are convertible into common stock of the Company at a conversion price of $4.00 per share and are redeemable at par after two years. The debt issuance costs are being amortized over five years. Interest is payable on May 31 and November 30 in each year. During the three and six months ended June 30, 1996 $1,780,000 and $2,430,000, respectively, of the Debentures were converted into 445,000 and 607,500, respectively, shares of the Company's common stock.

     On February 7, 1996, the Company issued at par $6,533,000 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The 1996 Debentures are convertible into common stock of the Company at a conversion price of $6.00 per share. The debt issuance costs are being amortized over five years. Interest is payable on February 1 and August 1 in each year. During the three months ended June 30 1996, $1,193,000 of the Debentures were converted into 198,833 shares of the Company's common stock.


NOTE 6 - LINE OF CREDIT

     In May 1996, the Company obtained two lines of credit from a third party financing corporation. The lines of credit are comprised of an $8 million revolving line of credit and a $7 million capital lease line of credit both of which have two year terms. The revolving line of credit bears interest at prime plus 1.5% and the capital lease line bears interest at the 30 day t-bill rate plus 398 points. As of June 30, 1996, $4 million of the revolving line of
credit was used.   The capital lease line was unused at June 30, 1996.

     The Company has a $2 million secured line of credit from a bank which bears interest at 1% over the bank's prime rate. At June 30, 1996, $325,000 of the line was used.



                                    9 of 15

NOTE 7 - EARNINGS PER SHARE

     The computation of both primary and fully diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include in the money stock options and warrants and 600,000 shares to be issued over a period of 24 months in accordance with the Fort Myers Center's Asset Purchase Agreement. The convertible subordinated debentures described in Note 4 did not meet the test for treatment as a common stock equivalent. The inclusion of additional shares for the fully diluted computation based upon the conversion of the convertible subordinated debentures and prior to the second quarter of 1996 were not materially dilutive. The convertible subordinated debentures had a dilutive effect on earnings per share beginning in the second quarter of 1996. The number of weighted average shares used in the computation of earnings per share were as follows:


           Three Months        Three Months         Six Months          Six  Months
               Ended               Ended              Ended                Ended
           June 30, 1996       June 30, 1995      June 30, 1996        June 30, 1995
           -------------       -------------      -------------        -------------
Primary      9,337,000           7,328,000           8,835,000           7,330,000
Fully
 diluted    10,717,000           7,776,000           9,949,000           7,554,000


NOTE 8 - SUBSEQUENT EVENTS

     On July 8, 1996, the Company acquired a diagnostic imaging center located in Centereach Long Island. Pursuant to the acquisition, the Company acquired certain of the assets for $3.1 million in cash.



                                    10 of 15

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements appearing in Item 1.

     The Company's net service revenues for the three months ended June 30, 1996 and 1995 were $18,678,000 and $12,739,000, respectively, representing an increase of $5,939,000 or 47% in 1996. Net service revenue for the six months ended June 30, 1996 and 1995 were $36,776,000 and $24,879,000, respectively, representing an increase of $11,897,000 or 48% in 1996. The increase in 1996 for both the three and six month periods over the same periods in 1995 is due primarily to additional revenues derived from the acquisitions of eight diagnostic imaging centers, NurseCare Plus, We Care and the opening of 9 'per diem' staffing offices in the prior 12 months.

     Operating costs for the three months ended June 30, 1996 and 1995 were $11,449,000 and $7,937,000, respectively, representing an increase of $3,512,000 or 44% in 1996. Operating costs for the six months ended June 30, 1996 and 1995 were $23,486,000 and $15,507,000, respectively, an increase of $7,979,000 or 51% in 1996. The increase in the operating costs in 1996 compared to the same periods in 1995 are due to increased operational costs incurred at the diagnostic centers acquired over the prior twelve months and the additional costs from the operations of NurseCare Plus, We Care and the 9 'per diem' offices opened over the last 12 months.

     Provision for uncollectible accounts receivable for the three months ended June 30, 1996 and 1995 was $947,000 and $846,000, respectively, representing an increase of $101,000 or 12% in 1996. The provision for uncollectible accounts receivable for the six months ended June 30, 1996 and 1995 were $1,762,000 and $1,681,000, respectively, an increase of $81,000 or 5% in 1996. The increase reflects the increased provision required on the additional diagnostic imaging revenue over the prior year. The increase in the provision for uncollectible accounts receivable as a percentage of net service revenues has decreased to 4.8% for the six months ended June 30, 1996 from 6.8% for the same period in 1995 due to additional charges in the first quarter of 1995 to increase the reserve for bad debt for a certain accounts receivable payor class.

     Corporate general and administrative expenses for the three months ended June 30, 1996 and 1995 were $1,832,000 and $1,025,000, respectively, representing an increase of $807,000, or 79% in 1996. Corporate general and administrative expenses for the six months ended June 30, 1996 and 1995 were $3,433,000 and $2,067,000, respectively, representing an increase of $1,366,000, or 66% in 1996. The increase is due primarily to additional overhead incurred to support the acquisition of the diagnostic centers, NurseCare Plus, We Care and the opening of 9 'per diem' staffing offices in the prior 12 months.



                                    11 of 15

     Depreciation and amortization for the three months ended June 30, 1996 and 1995 was $1,424,000 and $1,104,000, respectively, representing an increase of $320,000 or 29% in 1996. Depreciation and amortization for the six months ended June 30, 1996 and 1995 was $2,741,000 and $2,165,000, respectively, representing an increase of $576,000 or 27% in 1996. The increase in depreciation and amortization for the periods ended June 30, 1996 was due primarily to additions to medical diagnostic and office equipment and the goodwill that was a result of the purchases of the new diagnostic centers.

     As a result of the foregoing, operating income for the three months ended June 30, 1996 and 1995 was $3,027,000 and $1,827,000, respectively, representing an increase of $1,200,000 in 1996 or 66%. Operating income for the six months ended June 30, 1996 and 1995 was $5,355,000 and $3,459,000, respectively, an increase of $1,896,000 or 55% in 1996.

     Interest expense for the three months ended June 30, 1996 and 1995 was $739,000 and $431,000, respectively, representing an increase of $308,000 or 71% in 1996. Interest expense for the six months ended June 30, 1996 and 1995 was $1,288,000 and $840,000, respectively, representing an increase of $448,000 or 53% in 1996. The increase in interest expense for the three and six months ended June 30, 1996 was due primarily to the interest on the convertible debentures (see note 5) and the interest cost related to the capital leases on the diagnostic centers acquired over the past twelve months partially offset by decreased interest expense on the capital leases on the Company's existing diagnostic centers.

     The provision for income taxes for the three months ended June 30, 1996 and 1995 was $661,000 and $387,000, respectively, representing an effective tax rate of 29% and 28%. The provision for income taxes for the six months ended June 30, 1996 and 1995 was $1,099,000 and $807,000, respectively, representing an effective tax rate of 27% and 32%. The corporate tax rate of approximately 39% was reduced by the reversal of the reserve of the deferred tax asset and certain other tax related liabilities of $240,000 and $480,000 for the three and six months ended June 30, 1996 and 1995, respectively. Based upon improved operations and other pertinent factors, management has deemed the asset recoverable and has accordingly reduced the reserve.

     The income from operations from discontinued business of $19,000 for the three months ended June 30, 1995 and the loss from operations from discontinued business of ($982,000) for the six months ended June 30, 1995 represent the income/(loss) from operations of Maternity Resources, Inc. ("Maternity"). Maternity was disposed of by the Company in November 1995.

     As a result of the foregoing, net income for the three months ended June 30, 1996 and 1995 was $1,606,000 and $997,000, respectively, representing an increase of $609,000 or 61% in 1996. Net income for the six months ended June 30, 1996 and 1995 was $2,904,000 and $765,000, respectively, representing an increase of $2,139,000 or 280% in 1996.



                                    12 of 15

Liquidity and Capital Resources

     The Company's cash balances at June 30, 1996 and December 31, 1995 were $8,015,000 and $3,935,000, respectively, representing an increase of $4,080,000 or 104%, through the first six months of 1996. The Company's working capital position at June 30, 1996 was $12,914,000 as compared to a December 31, 1995 balance of $10,738,000, representing an increase of $2,176,000 or 20% in the six months ended June 30, 1996. The increase in working capital resulted primarily from the proceeds from the issuance of the subordinated convertible debentures (see note 4) and the increase in the Company's accounts receivable offset by changes in the Company's other working capital accounts.

     Required capital expenditures and planned operating expenses are anticipated to be financed by a combination of operating cash flow, funds available through working capital and third party credit facilities. On February 7, 1996 the Company raised $6,533,000 through a private placement of 10.5% Convertible Subordinated Debentures due 2001 (see note 5). Funds available from this debenture issuance together with cash flow generated by operations and existing cash, should provide sufficient operating funds and capital funds for at least the next twelve months. There may be circumstances, however, such as an acquisition, that could accelerate the Company's use of cash. If this occurs, the Company may incur, from time to time, additional indebtedness and attempt to issue, in public or private transactions, equity and debt securities.

                                    13 of 15

                            MEDICAL RESOURCES, INC.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:



(a)  Exhibits

     27   Financial Data Schedule (For SEC Use Only)

(b)  Reports on Form 8-K

     On April 30, 1996, the Company filed a Current Report on Form 8-K reporting, under Item 5 thereof, that:

     On April 19, 1996, the Company, through a wholly owned subsidiary, entered into an asset purchase agreement relating to the purchase of three diagnostic imaging centers located in the Tampa, Florida area.

     On April 30, 1996, the Company, through a wholly owned subsidiary, entered into an asset purchase agreement relating to the purchase of a diagnostic imaging center located in Clearwater, Florida.

     On May 20, 1996, the Company filed a Current Report on Form 8-K reporting, under Item 5 thereof that the Company entered into an agreement and Plan of Merger by and among the Company, MRI Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, NMR. In the merger, each share of NMR's common stock issued and outstanding immediately prior to the effective date of the merger would be exchanged for 0.6875 shares of the Company's common stock.






                                    14 of 15

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              MEDICAL RESOURCES, INC.


Dated:  August 7, 1996                        /s/ Robert J. Adamson
                                              ------------------------------
                                              Robert J. Adamson
                                              (Co-President and
                                              Principal Accounting Officer)



                                    15 of 15