Form 10-Q
period 1996-09-30
MEDICAL RESOURCES INC /DE/
filed 1996-11-15
CIK 725151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                           Commission File No. 0-20440

                             MEDICAL RESOURCES, INC.
             -----------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                DELAWARE                                 13-3584552
         ----------------------                        ---------------
        (State of Incorporation)                      (I.R.S. Employer
                                                     Identification No.)

155 STATE STREET HACKENSACK, N.J.                           07601
--------------------------------------               -------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code: (201) 488-6230

                               TITLE OF EACH CLASS
                     --------------------------------------
                     Common Stock (Par value $.01 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT NOVEMBER 14, 1996
         -----------------------            --------------------------------
         Common stock, par value                        17,046,323
              $.01 per share

                                    1 of 20

                             MEDICAL RESOURCES, INC.
 ------------------------------------------------------------------------------


                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                   -----------

Item 1      Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets at September 30,
            1996 and December 31, 1995 ...........................         3

            Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1996
            and 1995 .............................................         4

            Consolidated Statements of Cash Flows for the
            Nine  Months Ended September 30, 1996 and 1995 .......         5

            Notes to Consolidated Financial Statements ...........         6

Item 2

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations ........        13

                                    2 of 20

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               September 30,         December 31,
                                                                   1996                 1995
                                                               ------------          -----------
                                                                (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents                                    $  6,541,218          $ 3,934,677
  Accounts receivable, net                                       35,294,077           13,837,637
  Other receivables                                               1,541,115              477,062
  Prepaid expenses                                                3,347,132            1,074,459
  Deferred tax assets, net                                        2,227,661            1,871,397
                                                               ------------          -----------
     Total current assets                                        48,951,203           21,195,232
Medical diagnostic and office equipment, net                     25,486,046           11,530,159
Goodwill, net                                                    57,685,400            9,122,663
Other assets                                                      3,299,193            1,497,207
Deferred tax assets, net                                          1,274,530              533,301
Value of venture contracts                                          188,257              257,261
                                                               ------------          -----------
     Total assets                                              $136,884,629          $44,135,823
                                                               ============          ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                             $  7,126,453          $   957,884
  Current portion of obligations under capital leases             5,255,837            3,244,652
  Line of credit                                                  4,058,753                 --
  Accounts payable and accrued expenses                          14,641,735            4,602,926
  Other current liabilities                                       1,342,734            1,405,875
  Income taxes payable                                            1,352,742              245,899
                                                               ------------          -----------
     Total current liabilities                                   33,778,254           10,457,236
Notes payable                                                    13,650,323            6,707,650
Obligations under capital leases                                  9,266,103            6,707,650
Convertible debentures                                            8,921,693            4,350,000
Other long-term liabilities                                       2,646,486            1,205,627
                                                               ------------          -----------
     Total liabilities                                           68,262,859           27,169,487
                                                               ------------          -----------
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 13,716,801 issued and 13,451,801
    outstanding at September 30, 1996 and 7,697,500
    issued and 7,442,500 outstanding at
    December 31, 1995                                               137,169               76,975
  Common stock to be issued; 600,000 shares of
    common stock                                                  1,721,250            1,721,250
  Additional paid-in capital                                     67,889,319           20,834,922
  Retained earnings/(deficit)                                       292,790           (4,298,678)
Less 265,000 and 255,000 common shares in treasury,
  at cost at September 30, 1996 and December 31, 1995            (1,418,758)          (1,368,133)
                                                               ------------          -----------
     Total stockholders' equity                                  68,621,770           16,966,336
                                                               ------------          -----------
     Total liabilities and stockholders' equity                $136,884,629          $44,135,823
                                                               ============          ===========

          See accompanying notes to consolidated financial statements.

                                    3 of 20

                             MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        For the Three Months             For the Nine Months
                                                         Ended September 30,              Ended September 30,
                                                    ----------------------------      ----------------------------
                                                        1996            1995             1996              1995
                                                    -----------      -----------      -----------      -----------
                                                                      (Restated)                        (Restated)
Net service revenues                                $24,773,606      $13,430,077      $61,550,103      $38,297,656
                                                    -----------      -----------      -----------      -----------
Operating costs, excluding interest,
  depreciation and amortization                      15,723,468        8,164,328       39,209,467       23,672,335
Provision for uncollectible accounts receivable       1,319,803          956,583        3,081,638        2,637,873
Corporate general and administrative                  1,798,785        1,025,933        5,231,759        3,092,440
Depreciation and amortization                         2,004,321        1,174,560        4,744,997        3,338,251
                                                    -----------      -----------      -----------      -----------
    Operating income                                  3,927,229        2,108,673        9,282,242        5,556,757
Interest expense                                        794,550          452,392        2,082,133        1,292,388
                                                    -----------      -----------      -----------      -----------
Income from continuing operations before priority
  interest and income taxes                           3,132,679        1,656,281        7,200,109        4,264,369
Maturity interest                                       134,641           (6,788)         198,923           58,022
                                                    -----------      -----------      -----------      -----------
Income from continuing operations before
  income taxes                                        2,998,038        1,663,069        7,001,186        4,206,347
Income taxes                                          1,152,295          503,964        2,251,315        1,245,358
                                                    -----------      -----------      -----------      -----------
Income from continuing operations                     1,845,743        1,159,105        4,749,871        2,960,989
Loss from operations of discontinued business,
  net of tax                                               --         (1,415,901)            --         (2,452,644)
                                                    -----------      -----------      -----------      -----------
Net income (loss)                                   $ 1,845,743      $  (256,796)     $ 4,749,871      $   508,345
                                                    ===========      ===========      ===========      ===========
Per Share Data
  Primary
    Income from continuing operations               $      0.16      $      0.14      $      0.49      $      0.39
                                                    -----------      -----------      -----------      -----------
    Discontinued operations                                --              (0.17)            --              (0.32)
    Net income (loss) per share                     $      0.16      $     (0.03)     $      0.49      $      0.07
                                                    ===========      ===========      ===========      ===========
  Fully diluted:
   Income from continuing operations                $      0.15      $      0.12      $      0.47      $      0.36
   Discontinued operations                          $      --        $     (0.15)     $      --        $     (0.30)
                                                    -----------      -----------      -----------      -----------
   Net income (loss) per share                      $      0.15      $     (0.03)     $      0.47      $      0.06
                                                    ===========      ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                                    4 of 20

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                 -----------------------------
                                                                     1996             1995
                                                                 -----------       -----------
                                                                                   (Restated)
Cash flows from operating activities
Net income                                                       $ 4,749,871       $   508,345
                                                                 -----------       -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Gain on sale of medical diagnostic and office equipment             (3,933)             --
  Depreciation and amortization                                    4,744,977         3,338,261
Provision for uncollective accounts receivable                     3,081,638         2,637,873
  Minority interest in losses of joint venture and limited
   partnerships, net of distributions                                 40,523           263,001
Changes in operating assets and liabilities:
  Accounts receivable                                             (9,125,463)       (3,838,037)
  Other receivables                                               (1,064,053)         (667,743)
  Prepaid expenses                                                (1,194,525)         (587,362)
  Other assets                                                      (588,148)          (91,338)
  Deferred tax asset                                                 140,183          (720,000)
  Accounts payable and accrued expenses                            2,192,113           786,040
  Other current liabilities                                         (500,871)          598,417
  Income losses payable                                            1,106,843           195,408
  Other long-term liabilities                                       (753,826)         (436,933)
                                                                 -----------       -----------
    Total adjustments                                             (1,924,522)        1,467,577
                                                                 -----------       -----------
Net cash provided by operating activities                          2,825,349         1,975,922
                                                                 -----------       -----------
Cash flows from investing activities
  Proceeds from sale of short-term investments                          --             599,736
  Proceeds from sale of equipment                                     12,600              --
  Change in net assets of discontinued business                         --             332,842
  Purchase of PCC, Inc.                                                 --          (1,459,695)
  Purchase of NurseCare Plus                                      (1,263,992)             --
  Purchase of MRI-CT, Inc.                                          (463,138)             --
  Purchase of Centereach Resources, Inc.                          (3,100,000)             --
  Purchase of Americare Imaging Centers, Inc.                     (1,500,000)             --
  Purchase of Access Imaging Centers, Inc.                        (1,300,000)             --
  Purchase of WeCare--Allied Health Care, Inc.                    (1,049,618)             --
  Purchase of NMR of America, Inc. net of cash acquired            2,188,879              --
  Purchase of medical diagnostic and office equipment             (1,034,904)         (651,065)
                                                                 -----------       -----------
    Net cash used in investing activities                          (7,510,16)       (1,178,182)
                                                                 -----------       -----------
Cash flows form financing activities
  Stock issuance cost                                               (262,325)             --
  Principal payments under capital lease obligations              (3,524,675)       (2,088,385)
  Principal payments on notes payable                             (1,341,499)       (1,141,828)
  Proceeds from borrowings                                         1,229,096           478,275
  Proceeds from convertible debentures                             6,532,965         4,002,500
  Purchase of treasury stock                                         (50,625)       (1,368,133)
  Net borrowings on line of credit                                 4,058,753              --
  Proceeds from exercises of options                                 649,667              --
                                                                 -----------       -----------
    Net cash provided by financing activities                      7,291,357          (117,571)
                                                                 -----------       -----------
Net increase in cash and cash equivalents                          2,606,541           680,169
Cash and cash equivalents at beginning of period                   3,934,677         3,941,120
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $ 6,541,218       $ 4,621,289
                                                                 ===========       ===========

          See accompanying notes to consolidated financial statements.

                                    5 of 20

                             MEDICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -- GENERAL:

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

     The Company has entered into agreements for certain of its imaging centers with physicians engaging in business as professional associations (Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pay a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each Company-installed imaging system in operation. These fees, net of a contractual allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological services contracts as set forth above, constitute the Company's revenues, net for developed sites for these certain centers.

     For certain other imaging centers, subsidiaries of the Company have entered into agreements with unaffiliated professional corporations to provide radiological services under Dr. Bloom's administration. Accordingly, revenue consists of patient billings adjusted for contractual reductions which have been negotiated with various third-party payers. Fees paid to radiologists at these centers are reflected as a component of operating costs in the accompanying statements.

     The unaudited consolidated financial information for the periods ended September 30, 1995 have been restated for the merger with Maternity Resources, Inc. on February 24, 1995 that, as more fully described in the Company's Form 10-K for the year ended December 31, 1995, was accounted for as a transfer between entities under common control.

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121") which requires impairment losses to be recorded on long-


                                    6 of 20
lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No adjustments were required pursuant to the adoption of FAS 121 by the Company.

     On January 9, 1996, the Company consummated the acquisition (the "Acquisition") of the business assets of MRI-CT, Inc., a New York corporation based in New York, New York (the "Seller") comprised primarily of four diagnostic imaging centers located at (i) 197 Third Avenue, New York, New York,
(ii) 6511 Ft. Hamilton Parkway, Brooklyn, New York, (iii) 1401 Ocean Avenue, Brooklyn, New York and (iv) 1612 St. Peters Avenue, Bronx, New York. The Acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated as of December 21, 1995 by and among the Company and the Seller. Pursuant to the Agreement, a wholly owned subsidiary of the Company acquired substantially all of business assets of the Seller for a combination of $700,000 cash, 194,113 shares of common stock and a $375,000 note payable at prime due January 9, 2001. In accordance with its acquisition plans, the Company closed the Ft. Hamilton facility shortly after acquisition.

     On April 19, 1996, the Company entered into an asset purchase agreement with Americare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("Americare"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Americare for $1,500,000 cash and 228,571 shares of the Company's common stock.

     On April 30, 1996, the Company entered into an asset purchase agreement with Access Imaging Center, Inc. ("Access"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Access for $1,300,000 cash and 192,063 shares of the Company's common stock.

     On July 8, 1996, the Company acquired a diagnostic imaging center located in Centereach, New York. Pursuant to the acquisition, the Company acquired certain of the assets for approximately $3,100,000 in cash.

     On August 30, 1996, the Company consummated the acquisition of NMR of America, Inc. ("NMR"). NMR is engaged directly and through limited partnerships in the operation of 18 imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $39,346,000. The transaction was accounted for as a purchase transaction where the value of the shares issued was allocated to the net assets acquired based upon their respective fair values. The operating results of NMR are consolidated with the Company for periods following the acquisition.

     The above acquisitions are collectively referred to as the "1996 Imaging Acquisitions."


                                    7 of 20

     On January 12, 1996, the Company consummated the acquisition (the "NurseCare Acquisition") of the common stock of NurseCare Plus, Inc. (the "Corporation") a California corporation based in San Diego, California, which provides supplemental healthcare staffing services for clients including hospitals, clinics and home health agencies in Southern California. The NurseCare Acquisition was consummated pursuant to a Stock Purchase Agreement (the "NurseCare Agreement") dated as of January 11, 1996 by and among StarMed Staffing, Inc., the Company's wholly owned subsidiary ("StarMed") and LouAnn Berg ("Berg"). Pursuant to the NurseCare Agreement, StarMed acquired from Berg all of the common stock of the Corporation for $2,500,000, payable in $1,250,000 cash and a prime plus one percent note payable for $1,250,000 due January 12, 1999.

     On June 28, 1996, the Company entered into an asset purchase agreement with We Care -- Allied Health Care, Inc. Pursuant to the agreement, the Company acquired certain of the assets for $1,035,000 cash and a $510,000 note payable at prime plus 1% due July 1998.

     Each of the above acquisitions were accounted for under the purchase method of accounting. The operations of these acquisitions are included in these unaudited consolidated financial statements from the date of purchase. The following consolidated pro forma data reflects the acquisitions as if they occurred on January 1, 1995:



                                    Three Months        Three Months          Nine Months         Nine Months
                                       Ended                Ended                Ended               Ended
                                 September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                 ------------------   ------------------   ------------------   ------------------
Total revenues ...............      $29,616,000           $25,803,000          $84,961,000           $73,582,000
Income from
  continuing operations ......      $ 2,239,000           $ 2,111,000          $ 7,041,000           $ 5,411,000
Net income ...................      $ 2,239,000           $   695,000          $ 7,041,000           $ 2,958,000
Net income per
  common share -- primary ....             $.16                  $.05                 $.42                  $.22
Net income per
  common share -- fully
  diluted ....................             $.14                  $.05                 $.40                  $.22




                                    8 of 20

Certain items in the 1995 unaudited consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 -- SUPPLEMENTARY CASH FLOW INFORMATION:

                                         Nine Months          Nine Months
                                            Ended                Ended
                                       September 30,          September 30,
                                            1996                  1995
                                       -------------          -------------
Interest paid ....................      $1,656,000             $1,180,000
Income taxes paid ................       1,387,000              1,510,000
Noncash investing and
 financing activities:
 Capital lease obligations
   assumed in connection
   with acquisition of
   centers .......................       5,802,000                  --

 Notes payable obligation
   assumed in connection
   with acquisition of
   centers .......................      15,482,000                  --

 Notes payable obligation
   incurred in connection
   with acquisition of
   centers .......................       2,135,000                  --

 Capital lease obligations
   incurred for use of
   equipment .....................       2,192,000              1,549,000


NOTE 3 -- COMMITMENT AND CONTINGENCIES:

  Litigation

     In September 1992, an individual brought an action in the Supreme Court of the State of New York, County of Bronx, against a number of physicians, a hospital and North Bronx Resources, Inc., a wholly-owned subsidiary of the Company ("North Bronx"), for damages in an unspecified amount resulting from an alleged failure to diagnose a brain tumor at the time imaging services were performed for the plaintiff. The complaint alleges that North Bronx was negligent in its rendering of medical care and treatment to the plaintiff. In December 1992, North Bronx answered, denying the substantive allegations of the complaint, raising an affirmative defense that the plaintiff's action does not state a claim against North Bronx for which relief can be granted, and cross claimed against the other defendants in the action. The parties are engaged in

                                    9 of 20
discovery. Pursuant to the terms of a management agreement with North Bronx, one of the other defendants in the action, the interpreting physician, who is responsible for the medical aspect of the center's operation, is required to and does carry malpractice insurance. Management believes that it will ultimately prevail in this matter and has made no provision other than for the costs of defense.

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

NOTE 4 -- CONVERTIBLE SUBORDINATED DEBENTURES

     On May 30, 1995 the Company issued $4,350,000 of 11% Convertible Subordinated Debentures due 2000 (the "Debentures"). The Debentures are convertible into common stock of the Company at any time by the holder at a conversion price of $4.00 per share. The Debentures automatically convert to common stock at $4.00 per share when, after June 1, 1997, the market price of the stock exceeds $6.00 per share for any 15 consecutive day period. Interest is payable on May 31 and November 30 in each year. Related debt issuance costs of $248,000 are included as a deferred charge in other assets and are being amortized over five years. During the nine month period ended September 30, 1996 $2,430,000 of the Debentures were converted into 607,500 shares of the Company's common stock.

     On February 7, 1996, the Company issued at par $6,533,000 10.5% Convertible Subordinated debentures due 2001 (the "1996 Debentures"). The 1996 Debentures are convertible into common stock of the Company at a conversion price of $6.00 per share. The debt issuance costs are being amortized over five years. Interest is payable on February 1 and August 1 in each year. As of September 30, 1996, $1,313,000 of the 1996 Debentures were converted into 218,833 shares of the Company's common stock.

     Under the terms of the merger agreement with NMR, the Company assumed the obligations of NMR under $4,000,000 of 8% Convertible Subordinated Debenture due 2001 including payment of principal and interest. The debentures are redeemable at a declining premium after July 1988, contain a mandatory sinking fund provision calculated to retire 90% of the debentures before maturity at a rate of 10% per year commencing in July 1992 and are convertible into the Company's common stock at any time prior to maturity at $6.55 per share. As of September 30, 1996, $2,119,000 of the debentures have been converted into the Company's common stock. Under the provision of the indenture, the Company has not been required to meet its sinking fund requirement as a result of the cumulative debenture conversion and does not expect to make a sinking fund payment until July 1997.

                                    10 of 20

NOTE 5 -- LINE OF CREDIT

     In May 1996, the Company obtained two lines of credit from a third party financing corporation. The lines of credit are comprised of an $8 million revolving line of credit and a $7 million capital lease line of credit both of which have two year terms. The revolving line of credit bears interest at prime plus 1.5% and the capital lease line bears interest at the 30 day T-bill rate plus 398 points. As of September 30, 1996, $3,454,000 million of the revolving line of credit was used. The capital lease line was unused at September 30, 1996.

     The Company has a $2 million secured line of credit from a bank which bears interest at 1% over the bank's prime rate. At September 30, 1996, $605,000 was outstanding under the line. On November 1, 1996, the Company repaid the entire outstanding balance of the line of credit and terminated the line of credit agreement.

     In October 1996, the Company entered into a line of credit agreement with a lender for an amount up to $4,000,000. Borrowings under the line of credit will bear interest at rate of 1.5% over the lenders prime rate and will be collateralized by certain of the Company's receivables.

NOTE 6 -- EARNINGS PER SHARE

     The computation of both primary and fully diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include in the money stock options and warrants and 600,000 shares to be issued over a period of 24 months in accordance with the Fort Myers Center's Asset Purchase Agreement. The convertible subordinated debentures described in Note 4 did not meet the test for treatment as a common stock equivalent. The inclusion of additional shares for the fully diluted computation based upon the conversion of the convertible subordinated debentures prior to the second quarter of 1996 were not materially dilutive. The convertible subordinated debentures had a dilutive effect on earnings per share beginning in the second quarter of 1996. The number of weighted average shares used in the computation of earnings per share were as follows:

                          Three Months      Three Months     Nine Months       Nine Months
                             Ended             Ended           Ended             Ended
                          September 30,     September 30,    September 30,     September 30,
                             1996               1995             1996              1995
                          ------------      ------------     -------------     -------------
Primary ..............    11,267,000          8,202,000        9,646,000         7,624,000
Fully
  diluted ............    12,693,000          9,289,000       10,864,000         8,749,000


NOTE 7 -- SUBSEQUENT EVENTS

     On October 25, 1996, the Company completed a public offering of 3,680,000 shares (the "Offering") of its common stock at $7.50 per share. The Offering resulted in cash proceeds to the Company of $25,944,000, net of underwriting discounts and commissions. Approximately $5,050,000 of the proceeds of the offering were used to repay outstanding balances under the

                                    11 of 20

Company's lines of credit. The remaining proceeds will be used to fund future acquisitions and for general working capital purposes.


NOTE 8 -- SEGMENT INFORMATION

     The Following table shows net revenues, operating income, depreciation and amortization and capital expenditures by industry segment periods ended September 30, 1996:



                                       Nine Months      Nine Months      Three Months       Three Months
                                          Ended            Ended            Ended              Ended
                                          1996              1995            1996                1995
                                       -----------      -----------      ------------       ------------
Net revenue:
  Imaging ........................     $41,342,000      $26,340,000       $17,074,000        $ 9,403,000
  Staffing .......................      20,208,000       11,958,000         7,700,000          4,028,000
                                       -----------      -----------      ------------        -----------
                                        61,550,000       38,298,000        24,774,000         13,431,000
Operating income:
  Imaging ........................      $8,849,000       $5,265,000        $3,738,000         $2,129,000
  Staffing .......................         433,000          292,000           189,000            (21,000)
                                       -----------      -----------      ------------        -----------
                                         9,282,000        5,557,000         3,927,000          2,108,000
Depreciation and amortization:
  Imaging ........................      $4,408,000       $3,114,000        $1,876,000         $1,094,000
  Staffing .......................         337,000          224,000           129,000             81,000
                                       -----------      -----------      ------------        -----------
                                         4,745,000        3,338,000         2,005,000          1,175,000
Capital expenditures:
  Imaging ........................        $982,000         $607,000          $189,000           $244,000
  Staffing .......................          53,000           44,000            20,000             20,000
                                       -----------      -----------      ------------        -----------
                                         1,035,000          651,000           209,000            264,000



                                    12 of 20

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

     The Company's net service revenues for the three months ended September 30, 1996 and 1995 were $24,774,000 and $13,430,000, respectively, representing an increase of $11,344,000 or 84% in 1996. The increase in the three months ended September 30, 1996 is due primarily to additional revenues at the 1996 Imaging Acquisitions of $5,536,000 and an increase in staffing revenues of $3,118,000 which is due to the opening of 11 `per diem' sites in the last 12 months and the acquisitions of WeCare and NurseCare Plus. Net service revenue for the nine months ended September 30, 1996 and 1995 were $61,550,000 and $38,298,000, respectively, representing an increase of $23,252,000 or 61% in 1996. The increase in the nine months ended September 30, 1996 is due primarily to (i) $4,075,000 of incremental revenue generated at the two centers acquired during May and June of 1995, which were included for the entire nine month period in 1996, (ii) additional revenues at the 1996 Imaging Acquisitions of $8,832,000 and (iii) an increase in staffing revenues of $7,994,000 which is due to the opening of 11 `per diem' sites in the last 12 months and the acquisitions of WeCare and NurseCare Plus.

     Operating costs for the three months ended September 30, 1996 and 1995 were $15,723,000 and $8,164,000, respectively, representing an increase of $7,559,000 or 93% in 1996. The increase in the operating costs for the three months ended September 30, 1996 is due primarily to additional costs at the 1996 Imaging Acquisitions of $3,175,000 and an increase in staffing operating costs of $2,743,000 which is due to the opening of 11 `per diem' sites and the acquisition of WeCare and NurseCare Plus. Operating costs for the nine months ended September 30, 1996 and 1995 were $39,209,000 and $23,672,000, respectively, an increase of $15,537,000 or 66% in 1996. The increase in the nine months ended September 30, 1996 is due to (i) $1,645,000 of incremental operating expenses incurred at the two centers acquired during May and June of 1995, which were included for the entire nine month period in 1996, (ii) additional operating costs at the 1996 Imaging Acquisitions of $5,716,000 and
(iii) an increase in staffing revenues of $5,504,000 which is due to the opening of 11 `per diem' sites in the last 12 months and the acquisitions of WeCare and NurseCare Plus.

     Provision for uncollectible accounts receivable for the three months ended September 30, 1996 and 1995 was $1,320,000 and $957,000, respectively, representing an increase of $363,000 or 38% in 1996. The increase in the provision for uncollectible accounts receivable for the three months ended September 30, 1996 relates primarilt to the increased provision from the 1996 Imaging Acquisitions of $409,000. The provision for uncollectible accounts receivable for the nine months ended September 30, 1996 and 1995 was $3,082,000 and $2,638,000, respectively, an increase of $444,000 or 17% in 1996. The increase in the provision for uncollectible accounts receivable for the nine months ended September 30, 1996 reflects the increased provision from the 1996 Imaging Acquisitions of $620,000. Additionally, the provision for uncollectible accounts receivable as a percentage of net service revenues has decreased to 5.1% for the nine

                                    13 of 20
months ended September 30, 1996 from 6.8% for the same period in 1995 due to additional charges in the first quarter of 1995 to increase the reserve for bad debt for certain accounts receivable payer classes.

     Corporate general and administrative expenses for the three months ended September 30, 1996 and 1995 were $1,799,000 and $1,026,000, respectively, representing an increase of $773,000, or 75% in 1996. Corporate general and administrative expenses for the nine months ended September 30, 1996 and 1995 were $5,232,000 and $3,092,000, respectively, representing an increase of $2,140,000, or 69% in 1996. The increase is due primarily to additional overhead incurred to support the prior year acquisitions and the 1996 Imaging Acquisitions, NurseCare Plus, We Care and the opening of 11 'per diem' staffing offices in the prior 12 months.

     Depreciation and amortization for the three months ended September 30, 1996 and 1995 was $2,004,000 and $1,175,000, respectively, representing an increase of $829,000 or 71% in 1996. Depreciation and amortization for the nine months ended September 30, 1996 and 1995 was $4,745,000 and $3,338,000, respectively, representing an increase of $1,407,000 or 42% in 1996. The increase in depreciation and amortization was due primarily to depreciation and amortization in connection with the 1996 Imaging Acquisitions of $411,000 and $697,000 for the three and nine months ended September 30, 1996, respectively, and additions to medical diagnostic and office equipment and the goodwill that was a result of the 1996 Imaging Acquisitions and the purchases of WeCare and NurseCare Plus.

     As a result of the foregoing, operating income for the three months ended September 30, 1996 and 1995 was $3,927,000 and $2,109,000, respectively, representing an increase of $1,818,000 in 1996 or 86%. Operating income for the nine months ended September 30, 1996 and 1995 was $9,282,000 and $5,557,000, respectively, an increase of $3,725,000 or 67% in 1996.

     Interest expense for the three months ended September 30, 1996 and 1995 was $795,000 and $452,000, respectively, representing an increase of $343,000 or 76% in 1996. Interest expense for the nine months ended September 30, 1996 and 1995 was $2,082,000 and $1,292,000, respectively, representing an increase of $790,000 or 61% in 1996. The increase in interest expense for the three and nine months ended September 30, 1996 was due primarily to the interest on the convertible subordinated debentures (see note 4), interest on amounts outstanding under the Company's lines of credit and on obligations incurred and assumed in the 1996 Imaging acquisitions of $216,000 and $362,000 for the three and nine months ended September 30, 1996, respectively, partially offset by decreased interest expense on the capital leases on the Company's existing diagnostic centers.

     The provision for income taxes for the three months ended September 30, 1996 and 1995 was $1,152,000 and $504,000, respectively, representing an effective tax rate of 38% and 30%. The provision for income taxes for the nine months ended September 30, 1996 and 1995 was $2,251,000 and $1,245,000,
respectively, representing an effective tax rate of 32% and 30%. The corporate tax rate of approximately 39% was reduced by the reversal of the reserve of the deferred tax asset and certain other tax related liabilities during the three and nine months ended

                                    14 of 20

September 30, 1996 and 1995, respectively. The deferred tax asset was eliminated during the second quarter of 1996.

     The loss from operations from discontinued business of ($1,416,000) for the three months ended September 30, 1995 and the loss from operations from discontinued business of ($2,453,000) for the nine months ended September 30, 1995 represent the loss from operations of Maternity Resources, Inc. ("Maternity"). Maternity was disposed of by the Company in November 1995.

     As a result of the foregoing, net income/(loss) for the three months ended September 30, 1996 and 1995 was $1,846,000 and ($257,000) respectively, representing an increase of $2,103,000 in 1996. Net income for the nine months ended September 30, 1996 and 1995 was $4,750,000 and $508,000, respectively, representing an increase of $4,242,000 or 835% in 1996.

Liquidity and Capital Resources

     The Company's cash balances at September 30, 1996 and December 31, 1995 were $6,541,000 and $3,935,000, respectively, representing an increase of $2,606,000 or 66%, through the first nine months of 1996. The Company's working capital position at September 30, 1996 was $15,173,000 as compared to a December 31, 1995 balance of $10,738,000, representing an increase of $4,435,000 or 41% in the nine months ended September 30, 1996. The increase in working capital resulted primarily from the proceeds from the issuance of the convertible subordinated debentures (see note 4) and the merger with NMR offset by the increase in the Company's accounts receivable and changes in the Company's other working capital accounts.

     Required capital expenditures and planned operating expenses are anticipated to be financed by a combination of operating cash flow, funds available through working capital and third party credit facilities. On February 7, 1996 the Company raised $6,533,000 through a private placement of 10.5% Convertible Subordinated Debentures due 2001 (see note 4). In addition, on October 25, 1996, the Company raised $25,944,000 from a public offering of its common stock (see note 7). Funds available from this debenture issuance and public offering together with cash flow generated by operations and existing cash, should provide sufficient operating funds and capital funds for at least the next twelve months. There may be circumstances, however, such as an acquisition or other opportunity, that could accelerate the Company's use of cash. If this occurs, the Company may incur, from time to time, additional indebtedness and attempt to issue, in public or private transactions, equity and debt securities.

                                    15 of 20

MEDICAL RESOURCES, INC.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:
----------------------------------------

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     On August 30, 1996, the Company filed a Current Report on Form 8K reporting, under Item 5 thereof that the Company had consummated a merger with NMR. NMR is engaged directly and through limited partnerships in the operation of 18 imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $39,346,000.

     On September 27, 1996, the Company filed a Current Report on Form 8-K/A reporting, under 7 thereof, the financial statements required to be filed in connection with the acquisition of NMR which was completed on August 30, 1996.

                                    16 of 20

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDICAL RESOURCES, INC.

Dated: November 14, 1996                /s/ William D. Farrell
                                        ----------------------
                                        William D. Farrell
                                        (President and Chief Operating Officer)


                                        /s/ John P. O'Malley III
                                        ------------------------
                                        John P. O'Malley III
                                        (Senior Vice President -- Finance and
                                        Chief Financial Officer)

                                    17 of 20