Form 10-K
period 1996-12-31
MEDICAL RESOURCES INC /DE/
filed 1997-03-31
CIK 725151

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-K
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1996
                                            -----------------

                         Commission File No. 0-20440
                                             -------

                           MEDICAL RESOURCES, INC.
            (Exact Name of registrant as specified in its charter)

        Delaware                                     13-3584552
------------------------                        -------------------
(State of Incorporation)                           (IRS Employer
                                                Identification No.)

   155 State Street, Hackensack, NJ                    07601
---------------------------------------             -----------
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:  (201) 488-6230

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share



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

     Yes      X            No
            -----                 -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 26, 1997 19,331,236 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $185,960,045.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 1996.

                                     PART I
                                     ------
Item 1    BUSINESS

   General
   -------

     Medical Resources, Inc. ("Medical Resources" and collectively, with its subsidiaries, affiliated partnerships and joint ventures, the "Company") specializes in the operation, management and acquisition of diagnostic imaging centers. The Company currently operates 53 diagnostic imaging centers located in the Northeast (29), Florida (15), California (3) and the
Chicago area (6) and provides network management services to managed care organizations. The Company is rapidly growing and has increased the number of diagnostic imaging centers it operates from 11 at December 31, 1995 to 53 at March 26, 1997. In addition, through the Per Diem and Travel Nursing divisions of its wholly owned subsidiary, StarMed Staffing, Inc. ("StarMed"), the Company provides temporary healthcare staffing to acute and sub-acute care facilities nationwide.

     The Company's diagnostic imaging centers provide diagnostic imaging services to patients referred by physicians in a comfortable, service-oriented outpatient environment. At each of its centers, the Company provides management, administrative, marketing and technical services, as well as equipment and facilities, to physicians who interpret scans performed on patients. Medical services are provided by board certified interpreting physicians, generally radiologists, with whom the Company enters into contracts. Fifty-two of the Company's 53 centers provide magnetic resonance imaging ("MR"), which accounts for a majority of the Company's imaging revenues. Many of the Company's centers also provide some or all of the following services: computerized tomography ("CT"), ultrasound, nuclear medicine, general radiology, fluoroscopy and mammography.

     The number of outpatient diagnostic imaging centers in the United States has grown from approximately 700 in 1984 to an estimated 2,200 in 1996. Ownership of outpatient diagnostic imaging centers is highly fragmented, with no dominant national provider. The Company believes that the environment faced by diagnostic imaging center operators is characterized by rising business complexity, growing control over patient flows by payors and reimbursement pressures that require center owners to seek operational efficiencies. In addition, the Company believes that public and private reforms in the healthcare industry emphasizing cost containment and accountability will continue to shift the delivery of imaging services from highly fragmented, individual or small center operators to companies operating larger multi-modality networks of centers.

     The Company's goal is to become the leading operator of diagnostic imaging centers in the country. The Company now has implemented a strategy for growth which includes acquisitions as well as internal development of its existing operations. The Company intends to capitalize on the fragmented nature of the diagnostic imaging center industry through the acquisition of additional centers. The Company's strategy is to expand the scope and efficiency of its operations at its existing and acquired facilities by: (i) leveraging the geographic concentration of its centers; (ii) expanding the imaging services offered by its centers by upgrading existing technology and adding new modalities; (iii) applying sophisticated operating, financial and information systems and procedures; (iv) utilizing targeted local marketing programs; and (v) developing its network management services to address more fully the needs of managed care providers.

     The Company has a successful record of acquiring imaging centers and integrating and improving their operations. Since the beginning of 1996, the Company has acquired 44 imaging centers through 13 acquisitions, including 18 imaging centers resulting from the Company's acquisition (the "NMR Acquisition") on August 30, 1996 of NMR of America, Inc. ("NMR"). The Company has also entered into definition documentation to acquire a company owning interests in and managing eleven centers in the Northeast and has an option to acquire an additional center in the Northeast. The Company believes that it will be able to continue to be a leader in the consolidation of the diagnostic imaging services industry because of its: (i) experience in identifying, structuring and completing acquisitions; (ii) ability to integrate effectively these acquisitions; (iii) size and financial resources; and (iv) existing presence in key geographic areas.

     The Company's temporary staffing business, StarMed, was founded in 1978 and acquired by the Company in August 1994. StarMed's Per Diem staffing division provides registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities through 21 offices located in 10 states at March 26, 1997. StarMed's Travel Nursing division is operated from a central office in Clearwater, Florida and provides registered nurses and operating room technicians for periods usually ranging from 8 to 26 weeks. StarMed commenced its per diem operations in March 1995 and, since such time, it has opened 18 offices, acquired three staffing companies operating five additional offices and consolidated the operations of two other offices in 10 states. In January 1996, StarMed acquired a per diem healthcare staffing business in California; in June 1996, StarMed acquired a per diem healthcare staffing business in Florida and in January 1997 StarMed acquired a per diem healthcare staffing business in Michigan. The Company's growth strategy for its temporary staffing business includes offering new services to clients, expanding the number of markets served by StarMed's Per Diem division and acquiring other companies in the temporary healthcare staffing industry in selected markets.

     Medical Resources was incorporated in Delaware in August 1990 and has its principal executive office at 155 State Street, Hackensack, New Jersey 07601, telephone number (201)488-6230. Prior to the Company's incorporation, the Company's operations, which commenced in 1979, were conducted by corporations which are now among its subsidiaries.

Diagnostic Imaging Services Industry
------------------------------------

Overview

     Imaging centers have played a vital role in the healthcare delivery system by offering diagnostic services such as MR, CT, ultrasound, nuclear medicine, mammography and x-ray in an outpatient setting. Diagnostic imaging procedures are used to diagnose diseases and physical injuries through the use of various imaging modalities. The use of non-invasive diagnostic imaging has grown rapidly in recent years because it allows physicians to diagnose quickly and accurately a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, risky and potentially dibilitating for patients. In addition, diagnostic imaging is increasingly used as a screening tool for preventive care. While conventional x-ray continues to be the primary imaging modality based on the number of procedures performed, the use of MR and CT procedures has increased due to their more sophisticated diagnostic capabilities. The Company believes that utilization will continue to increase because of the growth in demand for diagnostic imaging services as well as the introduction of new diagnostic imaging procedures using new or existing modalities.

Equipment and Modalities

     Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-rays to the advanced technologies of MR, CT, ultrasound, nuclear medicine and mammography. The principal diagnostic imaging modalities used by the Company include the following:

     Magnetic Resonance Imaging. MR is a sophisticated diagnostic imaging system
     --------------------------
that utilizes a strong magnetic field in conjunction with low energy electromagnetic waves which are processed by a computer to produce high resolution images of body tissue. A principal element of MR imaging is that the atoms in various kinds of body tissue behave differently in response to a magnetic field, enabling the differentiation of internal organs and normal and diseased tissue. Unlike CT and x-rays, MR does not utilize ionizing radiation which can cause tissue damage in high doses. As with other diagnostic imaging technologies, MR is generally non-invasive.

     Computerized Tomography. CT is used to detect tumors and other conditions
     -----------------------
affecting bones and internal organs. CT provides higher resolution images than conventional x-rays, but generally not as well defined as those produced by MR. In a CT, a computer directs the movement of an x-ray tube to produce multi-cross sectional images of a particular organ or area of the body.

     Ultrasound.  Ultrasound has widespread application, particularly for
     ----------
procedures in obstetrics, gynocology and cardiology. Ultrasound imaging relies on the computer-assisted processing of sound waves to develop images of internal organs and the vascular system. A computer processes sound waves as they are reflected by body tissue, providing an image that may be viewed immediately on a computer screen or recorded continuously or in single images for further interpretation.

     Nuclear Medicine.  Nuclear medicine is used primarily to study anatomic and
     ----------------
metabolic functions. During a nuclear medicine procedure, short lived radioactive isotopes are administered to the patient by ingestion or injection. The isotopes release small amounts of radioactivity that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures.

     General Radiology and Fluoroscopy (X-ray).  The most frequently used type
     -----------------------------------------
of imaging equipment, radiology uses "x-rays" or ionizing radiation to penetrate the body and record images on film. Fluoroscopy uses a video viewing system for real time monitoring of the organs being visualized.

     Mammography.  Mammography is a specialized form of radiology equipment
     -----------
using low dosage x-rays to visualize breast tissue. It is the primary screening tool for breast cancer.

Growth Strategy

     The Company's goal is to become the leading operator of diagnostic imaging centers in the country. The Company has implemented a strategy for growth which includes acquisitions as well as internal development of its existing operations. The Company intends to capitalize on the fragmented nature of the diagnostic imaging center industry through the acquisition of additional centers. The Company's strategy is to expand the scope and efficiency of its operations at its existing and acquired facilities by: (i) leveraging the geographic concentration of its centers; (ii) expanding the imaging services offered by its centers by upgrading existing technology and adding new modalities; (iii) applying sophisticated operating, financial and information systems and procedures; (iv) utilizing targeted local marketing programs; and (v) developing its network management services to address more fully the needs of managed care providers. The Company's growth strategy for its temporary staffing business includes offering new services to clients, expanding the number of markets serviced by its Per Diem division and acquiring other companies in the temporary healthcare staffing industry in selected markets.

Acquisition Strategy

     The Company has a successful record of acquiring imaging centers and integrating and improving their operations. Since the beginning of 1996, the Company has acquired 44 imaging centers through 13 acquisitions. The Company believes that it will be able to continue to be a leader in the consolidation of the diagnostic imaging services industry because of its: (i) experience in identifying, structuring and completing acquisitions; (ii) ability to integrate effectively these acquisitions: (iii) size and financial resources; and (iv) existing presence in key geographic areas.

     Through the Company's full time acquisition staff, the Company identifies suitable acquisition candidates based on various factors, including market demographics; physician referral patterns; reimbursement profiles; local competition; location in relation to other Company centers and urban areas; quality and reputation of interpreting physicians; imaging equipment present; and ability to improve the center's operations and profitability.

     The Company's acquisitions have included individual centers, multi-center groups and two imaging management companies. The Company views each of these types of acquisitions as attractive due to the operational improvements, cost savings and strategic synergies which may benefit the Company. After the acquisition of a center, the Company applies its operating and financial expertise and procedures and utilizes its sales and marketing programs to manage the center effectively and to improve the center's utilization. In addition, the Company seeks to reduce the operating expenses of its acquired centers through various means, including capitalizing upon the Company's established relationships with vendors and its ability to take advantage of group purchasing discounts. In certain instances where the Company has acquired multiple centers from a single seller, it has closed a limited number of centers upon determining that such acquired centers will not meet its operating and financial objectives. Of the 44 centers acquired since the beginning of 1996, the Company has closed three centers through March 31, 1997.

Growth Strategy at Existing and Acquired Centers
------------------------------------------------

     Leveraging Geographic Concentration

     The Company has developed clusters of imaging centers in certain geographic areas which enable it to improve the utilization of its centers by attracting business from larger referral sources, such as managed care providers due to the Company's ability to meet the quality, volume and geographical coverage requirements of these payers. The Company intends to increase its center concentration in existing markets to attract additional referrals of this type and to expand into new geographic areas, through acquisitions, in order to attract additional managed care contracts.

   Expanding Imaging Services Offered

     The Company expands the imaging services it offers by upgrading existing technology and adding new modalities at selected centers. The Company's imaging centers utilize state of the art imaging equipment for which new applications are continually being developed. New developments and system upgrades frequently have the ancilliary benefit of reducing imaging time and thus increasing capacity of the centers' imaging equipment.

     Apply Sophisticated Operating, Financial and Information Systems and Procedures

     The Company provides management expertise, financial and operating controls, and capital resources to its centers in order to optimize their
performance.   Generally, each of the centers or groups of centers acquired have had different operating and financial systems and operating procedures. The Company evaluates the effectiveness of each and develops a transition plan to integrate each center, over time, to the Company's targeted operating and financial systems environment. In addition, the Company is able to achieve economies of scale and provide cost savings in developing managed care contracts and negotiating group purchasing of goods and services.

   Utilize Targeted Localized Marketing

     The Company develops and coordinates marketing programs which center managers, sales representatives, and affiliated interpreting physicians utilize to establish referral relationships and to maximize facility usage and reimbursement yield. The Company's marketing programs emphasize the capabilities of its imaging equipment, the quality and timeliness of the imaging results and reports, and the high level of patient and referring physician service.

     Develop Network Management Services

     The Company plans to develop and expand further its network management services business. As a network manager, the Company enters into contracts with managed care organizations to coordinate the demand for imaging services and to provide certain administrative functions related to the delivery of such services. The Company includes certain of its centers in these networks and believes that the inclusion of these centers in the networks will increase their utilization. In addition, the Company believes that its network management services enhance its relationships with managed care organizations and its ability to enter into additional contracts with such entities.

Temporary Healthcare Staffing Industry

     The demand for supplemental per diem staffing services in the healthcare market is being driven by a variety of factors in the acute and sub-acute care segments. The increasing presence of managed care and the rapid evolution of technology has dramatically reduced the average length of stay in acute care hospitals. The dynamics of this reduction in length of stay has made the task of staffing a facility difficult. Many hospitals are reducing the number of full time staff and and managing the peak periods by utilizing per diem nursing services. The attractiveness of utilizing per diem services is the ability to monitor and regulate expenses more closely. When a hospital adds full time staff, it makes a committment in salary and benefits which it can avoid with per diem services. With the emphasis on outpatient care, the needs of the hospital's admitted patients have increased which subsequently requires a high level of critical care nursing skills. Due to the intense environment of critical care units, turnover is a significant challenge for a hospital. The ability to utilize per diem services to address the needs of these units is becoming increasingly advantageous to hospitals. In addition, the number of nursing home beds continues to increase each year in an attempt to meet the needs of the country's aging population. The ability of nursing services to recruit and place qualified nursing assistants and licensed practical nurses in these facilities who are available on a day by day or part time basis is a great benefit to this client base. Nursing homes, like hospitals, are regulated on a state by state basis and are required to maintain a specific patient to caregiver ratio. Per diem servies provide experienced employees who are productive on their first assignment, compared to new graduates who may require extensive orientation.

     The demand for travel nursing is being driven by dynamics similar to that of the per diem market. In most cases, the client utilizes travel nurses when they require additional personnel for an extended period of time. Examples of this would be the opening of a new satellite facility, an information system conversion that might divert existing hospital employees from other duties and, in many cases, a severe local market shortage for a specific nursing speciality. Additionally, in areas of the country that have significant population changes tied to seasonality, such as Florida during the winter months, the utilization of travel nurses is an economic alternative.

Diagnostic Imaging Business

     The following table sets forth certain information concerning the imaging centers operated by the Company. Imaging centers that are not 100% owned by the Company, through a wholly owned subsidiary, are typically owned by limited partnership or other business entities in which a subsidiary of the Company is the sole general partner or manager. The equity ownership interest shown includes general and limited partnership interests or other equity interests owned by the Company. For the centers not wholly owned by the Company, the Company is generally paid a management fee based on patient cash collections and/or patient volume under management agreements with certain of the partnerships.

                                                                         Operated
Location                     Name                                        Since(1)        Ownership(2)  Modalities(3)
---------------------------  ------------------------------------  --------------------  ------------  --------------------
Northeast Region
  Englewood, NJ............  Englewood Imaging Center              December 1979               100%    MR,CT,US,R,F,M
  Marlton, NJ(5)...........  MRImaging of South Jersey             July 1984                  91.0%    MR
  Union, NJ(5).............  OPEN MRI of Union                     August 1984                79.7%    MR
  Morristown, NJ(5)........  MRImaging of Morristown               December 1984              94.2%    MR
  Philadelphia, PA(5)......  Academy Imaging Center                January 1986               97.7%    MR,CT,US,NM,R,F,M
  Allentown, PA(5).........  MRImaging of Lehigh Valley            May 1986                   95.9%    MR
  Clifton, NJ..............  Clifton Medical Imaging Center        June 1987                   100%    MR,CT,US,NM,R,F,M
  Yonkers, NY..............  Inter-County Imaging                  September 1987             65.0%    MR,CT,US,NM,R,F,M
  West Orange, NJ(4).......  Northfield Imaging                    January 1991                100%    MR,CT,US,NM,R,F,M
  Bel Air, MD(5)...........  Colonnade Imaging Center              November 1991              62.9%    MR,CT,US,NM,R,R,M
  Jersey City, NJ..........  The MR Institute at Midtown           July 1992                   100%    MR
  Brooklyn, NY.............  Advanced MRA Imaging Associates       January 1993               51.0%    MR,CT,US,NM,R,R,M
  Seabrook, MD(5)..........  Seabrook Radiological Center          April 1995                 87.1%    MR,CT
  Hackensack, NJ...........  Hackensack Diagnostic Imaging         June 1995                   100%    MR,CT,US,R,F,M
  Bronx, NY................  Westchester Square Imaging            January 1996                100%    MR,CT
  New York, NY.............  MRI-CT Scanning of Manhattan          January 1996                100%    MR,CT,US,R,M
  Centerreach, NY..........  Open MRI of Centerreach               July 1996                   100%    MR
  Garden City, NY..........  Open MRI at Garden City               November 1996               100%    MR
  East Setauket, NY........  Open MRI at Smith Haven               November 1996               100%    MR
  Newark, NJ...............  Imaging Center of the Ironbound       December 1996               100%    MR
  North Bergen, NJ.........  Advanced Magnetic Imaging             March 1997                  9.0%    MR
  Kearny, NJ...............  West Hudson MRI Associates            March 1997                 25.0%    MR
  Cranford, NJ.............  Cranford Diagnostic Imaging           March 1997                 75.0%    MR,CT,US,M
  Montvale, NJ.............  Montvale Medical Imaging              March 1997                 13.8%    MR,CT,US,M,R,F
  Randolph, NJ.............  Morris-Sussex MRI                     March 1997                 20.0%    MR
  Totowa, NJ...............  Advantage Imaging                     March 1997                 15.0%    MR
  Dedham, MA...............  MRI of Dedham                         March 1997                 35.0%    MR
  Seekonk, MA..............  Rhode Island-Massachusetts MRI        March 1997                  5.0%    MR
  Chelmsford, MA...........  MRI of Chelmsford                     March 1997                 65.0%    MR

Florida
 St. Petersburg, FL........  Magnetic Resonance Associates         July 1984                  80.2%    MR
 Naples, FL................  Gulf Coast MRI                        June 1993                   100%    MR
 Ft. Myers, FL.............  Ft. Myers MRI-Central                 May 1995                    100%    MR,CT
 Ft. Myers, FL.............  Ft. Myers MRI-South                   May 1995                    100%    MR
 Cape Coral, FL(5).........  Cape Coral MRI                        September 1995              100%    MR
 Naples, FL(5).............  Naples MRI                            September 1995              100%    MR
 Titusville, FL(5).........  MRI of North Brevard                  September 1995              100%    MR
 Sarasota, FL(5)...........  Sarasota Outpatient MRI & Diag. Ctr.  September 1995              100%    MR, CT
 Tampa, FL.................  Americare MRI                         May 1996                    100%    MR
 Tampa, FL.................  Americare Imaging                     May 1996                    100%    CT,US,NM,R,M
 Tarpon Springs, FL........  Tarpon Springs MRI                    May 1996                    100%    MR
 Clearwater, FL............  Access Imaging                        May 1996                    100%    MR
 Melbourne, FL.............  South Brevard MRI                     January 1997                100%    MR
 Jacksonville, FL..........  MRI Center of Jacksonville            February 1997               100%    MR
 West Palm, FL.............  The Magnet of Palm Beach              March  1997                 100%    MR,CT,US,R,M

Chicago Area
 Chicago, IL(5)............  MRImaging of Chicago                  April 1987                 87.2%    MR
 Chicago, IL(5)............  OPEN MRI of Chicago                   June 1992                  79.6%    MR
 Oak Lawn, IL(5)...........  Oak Lawn Imaging Center               January 1994                100%    MR,CT,US,R,F,M
 Des Plaines, IL(5)........  Golf MRI & Diagnostic Imaging Ctr.    January 1995               75.0%    MR,CT,US,NM,R,F,M
 Libertyville, IL(5).......  Libertyville Imaging Center           January 1995                100%    MR,R,F
 Chicago, IL(5)............  Central Diveresy, IL                  January 1996                100%    MR

California
 Long Beach, CA............  Long Beach Radiology                  January 1997                100%    MR
 San Clemente, CA..........  Oceanview Diagnostic Imaging          January 1997                100%    MR,CT,US,R,F,M
 Rancho Cucamonga, CA......  Grove Diagnostic Imaging              March 1997                  100%    MR,CT,NM,US,R,F,M


(1)   Operated by the Company or NMR since such date.
(2) Represents the Company's interest in, losses and distributions of the respective centers.
(3)   Modalities are magnetic resonance imaging (MR), computerized tomography
      (CT), ultrasound (US), nuclear medicine (NM), radiology (R), fluoroscopy (F) and mammography (M).
(4) Includes the operation of the Livingston Breast Care mammography unit which is located at the Northfield Imaging Center.
(5)   Acquired from NMR.

  The Company may further increase its ownership of its non-wholly owned centers. There can be no assurance that the Company will be successful in completing such acquisitions. The Company has also increased its revenues and by adding new imaging equipment modalities to certain centers and plans to continue this strategy in those situations where the Company believes that such additions are economically justified.

  Each center consists of a waiting /reception area and one room per modality, dressing rooms, billing/administration rooms and radiologist interpreting rooms. The size of the Company's centers generally range from 1,500 to 11,400 square feet.

Operations of Center and Services Provided by the Company

  General.  The Company's centers provide diagnostic imaging services to
  -------
patients referred by physicians who are either in private practice or affiliated with managed care providers or other payer groups. The Company's centers are operated in a manner which eliminates the admission and other administrative inconvienence of in-hospital diagnostic imaging services. The Company's imaging services are performed in an outpatient setting by trained medical technologists under the direction of interpreting physicians. Following the diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. These reports are transcribed by Company personnel and then delivered to the referring physician. The interpreting physicians are board certified specialists in radiology, nuclear medicine, nuclear cardiology or neuroradiology, as appropriate. Such interpreting physicians are independent contractors, located at the center on a full time basis, and are not employees of the Company. All medical aspects of each center are under the direct control and are the sole responsibility of the interpreting physician. The Company is not engaged in the practice of medicine.

  Financial and Operational Programs.  Each center implements a total quality
  ----------------------------------
management program which emphasizes fully upgradable imaging equipment, on site board certified radiologists, the participation of technical employees in rigorous ongoing quality assurance programs and patient and physician satisfaction surveys. The Company also utilizes group purchasing of certain goods and services to reduce the operating expenses of its centers. The compensation of the centers' managers and certain other personnel is tied directly to the centers' profitability.

  Management Information Systems.  The Company has developed sophisticated
  ------------------------------
management information systems designed to, among other objectives, enhance the efficiency and productivity of its centers, lower operating costs, facilitate financial controls, increase reimbursement and assist in the analysis of sales, marketing and referral data. The management information systems provide information and assistance to managers with respect to, among other matters, billing, patient scheduling, marketing, sales, accounts receivable, referrals and collections. These systems, which provide highly detailed or customized management reports, enable management to coordinate and enhance many aspects of the centers' operations and allow for the development of working plans for improving profit margins by reviewing results and trends in center operations. Generally each of the centers or groups of centers acquired have had different operating and financial systems and operating procedures. The Company evaluates the effectiveness of each and develops a transition plan to integrate each center, over time, to the Company's targeted operating and financial systems environment.

Sales and Marketing

  The Company develops and coordinates marketing programs which center managers, sales representatives, affiliated interpreting physicians and corporate managers utilize in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. These marketing programs identify and target selected market segments consisting of area physicians with certain desirable medical specialities and reimbursement yields. Corporate and center managers determine these market segments based upon an analysis of competition, imaging demand, medical specialty and or payer mix of each referral from the local market. The Company also directs marketing efforts at managed care providers.

  Managed care providers are becoming an increasingly important factor in the diagnostic imaging industry, and, consequently, the Company places major emphasis on cultivating and developing relationships with such organizations. The Company employs industry professionals who have significant experience in dealing with managed care and other providers. The Company believes that the geographic concentration of its centers, the presence of multi-modality centers in all of its regions, its ability to offer cost efffective services and its experience in developing relationships with various managed care organizations will constitute a competitive advantage with managed care providers.

Reimbursement, Billing and Collection

     Each center charges patients a fee per imaging study performed, which is generally billed on behalf of and in the name of an independent physician group. The Company's centers maintain a competitive billing strategy based upon evaluation of available pricing data with respect to each location.

     Third party payers, including Medicare, Medicaid, managed care/HMO providers and certain commercial payers have taken extensive steps to contain or reduce the costs of healthcare services. In certain areas, such payers are subject to regulations as to payments. Current discussions within the Federal government regarding national healthcare reform are emphasizing the containment of healthcare costs as well as the expansion of the number of eligible parties. Although such actions have resulted in the general decline in reimbursement rates for the types of services provided at the Company's centers, the Company has sought to offset the decline in reimbursement rates by establishing contractual relationships with managed care organizations and other commercial payers in order to increase the utilization of its centers

     In addition, during 1996 and 1995 approximately 19.5% and 21.8%, respectively, of the Company's net service revenues from imaging centers were derived through physicians providing imaging services to patients involved in personal injury claims. The Company believes that such services are an attractive revenue source and will continue to seek such business because the reimbursement rates for services provided to patients involved in personal injury claims are typically significantly greater than the reimbursement rates of Medicare, Medicaid and managed care providers. Nevertheless, personal injury claims require more extensive documentation than other procedures, in addition, patients with personal injury claims who do not have insurance coverage tend to delay payment until legal matters are resolved, which may result in significant collection delays.

Interpreting Physicians Agreements

     In accordance with terms of management agreements with interpreting physicians at each center, all medical aspects of the center are under the general supervision of the interpreting physicians. Such medical aspects include supervision of medical technicians, establishment of professional fees, analysis of diagnostic information, preparation of reports to referring physicians, care of patients while at the center and communications with referring physicians. The Company's obligations include the administrative, marketing and financial management of the centers as well as providing necessary medical equipment and leasehold improvements to the interpreting physicians. The agreements generally have terms ranging between one and ten years. For certain centers that the Company acquired through its acquisition of NMR, which were developed by NMR (as opposed to acquired by NMR) agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by Physicians. Under the terms of the agreements, Physicians have agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR installed imaging system in operation. These agreements generally have terms of up to six years and are renewable at the option of the Company.

The Company's Temporary Staffing Business
-----------------------------------------

   Services Provided by StarMed

     Through its Per Diem and Travel Nursing divisions, StarMed provides temporary staffing to acute and sub-acute care facilities nationwide. StarMed's Per Diem staffing division provides registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities currently through 21 offices located in 10 states. StarMed's Travel Nursing division operates from a central office in Clearwater, Florida and provides registered nurses and operating room technicians nationwide for periods ranging from eight to twenty six weeks. StarMed's travel nursing personnel are relocated from their place of residence to the hospital location for the period of an assignment. Star Med employs the travel nursing staff under short-term employment agreements, provides accommodations, travel reimbursements and other benefits central to employees and bills the client on an hourly basis.

     In fiscal 1995, the Company expanded its temporary healthcare staffing segment by opening six per diem staffing offices; four in Florida and one each in Missouri and Ohio. During 1996 and 1997, StarMed opened twelve per diem offices in seven states. In addition, StarMed completed the acquisitions of three per diem healthcare staffing companies operating an aggregate of five offices in southern California during January 1996, in Florida during June 1996 and in Michigan during January 1997.

Clients and Marketing

     StarMed has entered into agreements with client hospitals nationwide to provide temporary staffing of healthcare personnel. These hospitals, which are both for-profit and not-for-profit, range from small rural hospitals to major teaching and trauma centers.

     StarMed's Per Diem division markets its services primarily through its own direct sales force. StarMed's marketing approach targets hospitals in major metropolitan areas or other areas which are attractive from a patient census perspective as well as to nurses and other professional medical personnel. Marketing for the Travel Nursing division is conducted primarily by telemarketing and also by attendance at national and regional conventions, seminars and direct solicitations. In certain geographic markets, the Company has contracted with a health services marketing and per diem placement firm to market its services.

     Upon receiving an order from a client for a travel nursing position, StarMed utilizes a sophisticated software application program to match available candidates to the client's order. The application program considers a services number of unique hiring criteria established by the client and also certain general criteria established by StarMed. Suitable candidates are then presented to the client for temporary staffing assignments.

Recruitment

     Temporary staff are recruited through advertising in industry publications, job fairs, referrals and other methods. All applicants for employment are screened to ensure they have the required practical current experience and skills, valid license and positive references. StarMed believes that temporary assignments are attractive for nurses and other medical personnel because they provide competitive compensation, the ability to work in various clinical environments during the course of the year and flexible work schedules.

Competition

     The outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and, increasingly, referrals through relationships with managed care organizations. The Company believes that principal competitors in each of the Company's markets are hospitals, independent or management company-owned imaging centers, some of which are owned with physician investors and mobile MR
units.   Some of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. Competition for referrals can also be affected by the ownership or affiliation of competing centers or hospitals. Certain of the Company's competitors have historically derived a significant portion of their revenues from referrals by physicians who are also investors and have a financial interest in, or are otherwise affiliated with, the competing center or hospital. The Company may benefit to the extent current or future regulations will reduce self-referrals from physician investors and make their referrals part of the market for which other centers may more effectively compete.

     The temporary healthcare staffing industy is also highly competitive. StarMed competes for client's business with other providers of temporary staffing. StarMed also competes for the limited number of available qualified staff. Within the temporary staffing industry, StarMed competes with several companies which are larger and may possess greater financial resources than starMed. Competition for hospital clients is generally based upon the ability to provide qualified nurses and medical personnel on a timely basis at competitive prices. Location of assignment, nature of clinical responsibilities, compensation and beneits are generally the principal factors considered by nurses and medical personnel in deciding whether to accept a temporary assignment.

Government Regulation
----------------------

     The healthcare industry is highly regulated at the Federal, state and local levels. The following factors affect the Company's operation and development activities:

Certificates of Need, Licensing and Certification

  All states in which the Company currently operates or may operate have laws that may require a certificate of need ("CON") in certain circumstances to establish, construct, acquire or expand healthcare facilities and services or for the purchase, expansion or replacement of major moveable equipment, including outpatient diagnostic imaging centers utilizing MR or other major medical equipment. At the present time, the CON laws of New Jersey, New York, Illinois, Florida, Maryland, California and Pennsylvania pertain to the Company's activities. In states with CON programs, regulatory approvals are frequently required for capital expenditures exceeding certain amounts, if such expenditures relate to certain types of medical services or equipment.

   State CON statutes generally provide that prior to construction of new facilities or the introduction of new services, a state health planning agency ("a Planning Agency") must determine that a need exists for those facilities or services. The CON process is intended to promote comprehensive healthcare planning, assist in providing high quality health care at the lowest possible cost and avoid unneccessary duplication by ensuring that only those healthcare facilities that are needed will be built.

   Typically, the provider submits an application to the appropriate Planning Agency with information concerning the geographic area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan, if applicable, and the cost per patient for the type of care contemplated. Whether the CON is granted is based upon a finding of need by the Planning Agency in accordance with criteria set forth in CON statutes, applicable regulations and applicable state and regional health facilities plans. If the proposed facility or service is found to be necessary and the applicant to be an appropriate provider, the Planning Agency will issue a CON containing a maximum amount of expenditure and a specific time period for the holder of the CON to implement the approved project.

   The necessity for these CON approvals serves as a barrier to entry in certain markets which the Company wishes to service and has the potential to increase the costs and delay the Company's acquisition or addition of centers. A CON program or similar requirement has the potential to curtail the Company's expansion which could have a material adverse effect on the Company's future growth.

   The Company may also have to comply with Federal certification requirements. For example, the Company's centers which provide mammography examinations must be certified by the Federal government. Further, additional certification requirements may affect the Company's centers, but such certification generally will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements often is monitored by annual on site inspections by representatives of various government agencies. The Company believes that it currently has obtained all necessary certifications, but the failure to obtain a necessary certification could have a material adverse effect on the Company's imaging business.

   In addition to the CON programs and Federal certification described above, the operations of outpatient imaging centers are subject to Federal and state regulations relating to licensure, standards of testing, accredation of certain personnel and compliance with government reimbursement programs. The operation of these centers requires a number of Federal and state licenses, including licenses for personnel and certain equipment. Although the Company believes that currently it has obtained or is in the process of obtaining all such necessary CON approvals and licenses, the failure to obtain a required approval could have a material adverse effect on the Company's diagnostic imaging business. The Company believes that diagnostic testing will continue to be subject to intense regulation at the Federal and state levels and cannot predict the scope and effect of such regulation nor the cost to the Company of such compliance.

Medicare Anti-Kickback Provisions

     The Anti-Kickback Act prohibits the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or patient care opportunities, or in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid. Violation of the Anti-Kickback Act is punishable by substantial fines, imprisonment for up to five years, or both. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987

(the "Protection Act") provides that persons guilty of violating the Anti-Kickback Act may be excluded from the Medicare or Medicaid programs. Investigations leading to prosecutions and/or program exclusion may be conducted by the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS").

     Under the Anti-Kickback Act law enforcement authorities, HHS and the Federal courts are increasingly scrutinizing arrangements between health care providers and referrals sources (such as physicians) in order to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient referrals. This scrutiny is not limited to financial arrangements that involve a direct payment for patient referrals, but extends to indirect payment mechanisms that carry the potential for inducing Medicare and Medicaid referrals, including situations where physicians hold investment interests in a healthcare entity to which such physicians refer patients. The Anti-Kickback Act would cover, for example, situations in which physicians hold investment interests in a billing company which profits from Medicare referrals. The Company does not believe that it is operating in violation of the Anti-Kickback Act.

Safe Harbor Regulations

  On July 29, 1991, the OIG published safe harbor regulations that specify the conditions under which certain kinds of financial arrangements, including
(i) investment interests in public companies, (ii) investment interests in small entities, (iii) management and personal services contracts, and (iv) leases of space and equipment, will be protected from criminal prosecution or civil sanctions under the Anti-Kickback Act if the standards set forth in the regulation are strictly followed. Additional regulations were proposed on July 21, 1994 to amend portions of the original Safe Harbor Regulations and to reaffirm and clarify the OIG's original intent under the Safe Harbor Regulations. However, these regulations are not yet in effect. Although the Company believes its operations generally qualify for protection under the applicable safe harbor regulations, these regulations have thus far been relatively untested in practice, and there can be no assurance that the Company would prevail in its position. The OIG has stated that failure to satisfy the conditions of an applicable "safe harbor" does not necessarily indicate that the arrangement in question violates the Anti-Kickback Act, but means that the arrangements are not among those that the "safe harbor" regulations protect from criminal or civil sanctions under that law.

   While the Company believes that it is in compliance with the current requirements of the Anti-Kickback Act under the applicable safe harbor regulations, these regulations have so far been relatively untested in practice. Furthermore, no assurances can be given that a Federal or state agency charged with enforcement of the Anti-Kickback Act and similar laws might not assert a contrary position or that new Federal or state laws or new interpretations of existing laws might not adversely affect relationships established by the Company with healthcare providers, including physicians, or result in the imposition of penalties on the Company or certain of its centers. The assertion of a violation, even if successfully defended by the Company, could have a material adverse effect upon the Company.

Stark Law Prohibition on Physician Referrals

   The Federal "Stark Law" as amended in 1993 provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other activities, the provision of MR and other radiology services which are services provided by the Company), the physician will be prohibited from making a referral of Medicaid or Medicare patients to the healthcare provider, and the provider will be prohibited from billing Medicare or Medicaid, for the designated health service. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to its amendment in 1993. The preamble to these regulations indicates that the Health
Care Financing Administration ("HCFA") intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended. Submission of a claim that a provider knows, or should know, is for services for which payment is prohibited under the amended Stark Law, could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each service billed, and possible exclusion from the Medicare and Medicaid programs.

  The Stark Law provides exceptions from its prohibition for referrals which include certain types of employment, personal services arrangements and contractual relationships. The Company continues to review all aspects of its operations and believes that it complies in all material respects with applicable provisions of the Stark Law, although because of the broad and sometimes vague nature of this law and the related regulations, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of the Stark Law.

False Claims Act

   A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly makes a false statement to get a false claim paid or approved by the government. Under one such law, the False Claims Act, civil damages may include an amount that is three times the government's loss plus $5,000 to $10,000 per claim. Actions to enforce the False Claims Act may be commenced by a private citizen on behalf of the Federal government, and such private citizens receive between 15 and 30 percent of the recovery. Efforts have been made to assert that any claim resulting from a relationship in violation of the Anti-Kickback Act or the Stark Law is false and fraudulent under the False Claims Act. The Company carefully monitors its submissions to HCFA and all other claims for reimbursement to assure that they are not false or fraudulent, and as noted above, believes that it is not in violation of the Anti-Kickback Act or the Stark Law.

State Laws

  Many states, including the states in which the Company operates, have adopted statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with healthcare providers, which, while similar in certain respects to the Federal legislation, vary from state to state. Some states expressly prohibit referrals by physicians to facilities in which such physicians have a financial interest. Sanctions for violating these state restrictions may include loss of licensure and civil and criminal penalties assessed against either the referral source or the recipient provider. Certain states also have begun requiring healthcare practitioners to disclose to patients any financial relationship with other providers, including advising patients of the availability of alternative providers.

   The Company continues to review all aspects of its operations and believes that it complies in all material respects with applicable provisions of the Anti-Kickback Act, the Stark Law and applicable state laws governing fraud and abuse as well as licensing and certification, although because of the broad and sometimes vague nature of these laws and requirements, there can be no assurance that an enforceable action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these regulatory provisions. Further, there can be no assurance that new laws or regulations will not be enacted, or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that Federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities, which might adversely affect the Company's business.

Regulations Affecting StarMed

     StarMed has obtained all necessary licenses to conduct business in the states where required. Temporary staff are also subject to various occupational and professional licensing laws that apply to medical professionals. Many states have temporary staff laws requiring training, monitoring and regulating of medical professionals.

  Because the services of StarMed's temporary staff are paid for directly by the client hospitals, StarMed is not subject to the reimbursement, billing and collection procedures required by the existence of government and private third party payers as is the case with respect to the Company's diagnostic imaging centers.

Insurance Coverage
------------------

     The nature of the services provided by StarMed potentially exposes StarMed to greater risks of liability than are posed by other non-medical personnel staffing businesses. The Company maintains public and professional liability insurance in amounts which it deems adequate to cover all potential risk. There can be no assurance that the amount of such insurance will be adequate to cover all potential liabilities.

Employees
---------

  As of December 31, 1996, the Company had approximately 460 full time and 163 part time employees, including two executive officers, 356 administrative personnel, 54 sales and marketing personnel and 211 technical personnel. These numbers do not include the healthcare personnel contracted by StarMed for its Per Diem and Travel Nursing divisions. The Company is not a party to any collective bargaining agreements and considers its relationship with its employees to be good.

Insurance
---------

  The Company carries workmen's compensation insurance, comprehensive and general liability coverage, fire, allied perils coverage and professional liability insurance in amounts deemed adequate by management. There is no assurance that potential claims will not exceed the coverage amounts, that the cost of coverage will not substantially increase or require the Company to insure itself or that certain coverage will not be reduced or become unavailable.

Item 2    PROPERTIES
------    ----------

  The Company leases its principal and executive office pursuant to an eight and a half year lease with a term commencing January 1995 and expiring August 2003, subject to one five year renewal term. The building also houses the Company's Hackensack imaging center. The Company also leases a 14,000 square foot storage facility located in Passaic, New Jersey with a lease term of two years. The Company's imaging centers range in size from approximately 1,500 to 11,400 square feet. Each center consists of a waiting/reception area and one room per modality, dressing rooms, billing/administration rooms and radiologist interpreting rooms. Center leases expire between December 1996 and October 2002 and, in certain instances, contain options to renew. StarMed's 21 per diem staffing offices lease approximately 14,000 square feet of office space in the aggregate under various lease terms expiring through December 1999.

Item 3    LITIGATION
------    ----------

  From time to time, the Company encounters litigation in the ordinary course of its business (see Note 9 to the Consolidated Financial Statements). In 1996, an individual and his spouse brought an action in the Supreme Court of the State of New York, King's County against MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12.5 million. The plaintiff alleges negligent operations, improper supervision and hiring practices and the failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurance will pursue the defense of this matter, however such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery. The Company's legal counsel believes that it is more probable than not that the plaintiffs will not recover the damages sought. The Company has made no provision in its financial statements for this matter. In the event the plaintiffs prevail, this matter may have a material adverse effect on the Company's financial condition, results of operations and cash flow.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

  There were no matters submitted to a vote of security holders during the last quarter for the year ended December 31, 1996.

                                      PART II

Item 5      FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------      -------------------------------------------------------------

Market Information and Stock Price

     The Company's common stock had been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market, under the symbol MRII, since November 3, 1995, and on the NASDAQ SmallCap Market prior thereto. The following table sets forth for the periods indicated below the high and low bid prices per share of the Common Stock as reported by NASDAQ:

                                High      Low
                              --------  -------
  1995
     First Quarter             $ 4       $2 7/8
     Second Quarter            $ 3 3/4   $3 1/8
     Third Quarter             $ 6 1/2   $3 1/2
     Fourth Quarter            $ 8       $4 1/2
  1996
     First Quarter             $ 6 3/8   $4 5/8
     Second Quarter            $10 1/4   $6
     Third Quarter             $ 9 1/4   $6 1/4
     Fourth Quarter            $11 3/4   $7

     As of the close of business on March 24, 1997, the last reported sales price per share of the Company's common stock was $11 1/8.

     There were 469 holders of record of the Company's Common Stock at the close of business on March 24, 1996. Such number does not include persons, who's shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

  No cash dividends have been paid on the Company's common stock since the organization of the Company and the Company does not anticipate paying dividends in the foreseeable future. The payment by the Company of cash dividends is limited by the terms of the agreement related to its Senior Notes. The Company currently intends to retain earnings for future growth and expansion opportunities.

  The following is a list of securities sold by the Company during the period covered by this Report on Form 10-K which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act:

     On January 9, 1996, the Company issued to MRI-CT, Inc. 194,113 shares of the Company's Common Stock as partial consideration for the acquisition of four diagnostic imaging centers.

     On April 30, 1996, the Company issued to Access Imaging Centers, Inc. 192,063 shares of the Company's Common Stock as partial consideration for the acquisition of a diagnostic imaging center located in Florida.

  On May 1, 1996, the Company issued to Americare Imaging Centers,
Inc. and MRI Associates of Tarpon Springs, Inc. 228,571 shares of the Company's Common Stock as partial consideration for the acquisition of four diagnostic imaging centers located in Florida.

     On November 25, 1996, the Company issued to Belle Meade MRI Imaging Corp. and related entities 573,175 shares of the Company's Common Stock as partial consideration for the acquisition of two diagnostic imaging centers located in New York.

  On December 16, 1996, the Company issued to TME, Inc. 18,868 shares of the Company's Common Stock as partial consideration for the acquisition of a diagnostic imaging center located in New Jersey.

     In addition, on March 1, 1996, the Company issued to a financial advisory and brokerage firm, five-year warrants to purchase 75,000 shares of the Company's Common Stock consisting of 37,500 warrants with an exercise price of $8.00 per share and 37,500 warrants with an exercise price of $12.00 per share, for financial advisory services rendered to the Company; on May 20, 1996, the Company issued to 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board, five year warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $9.00 per share, for financial advisory services rendered to the Company in connection with the NMR Acquisition; and on November 1, 1996, the Company issued to a finacial consultant, five year warrants to purchase 5,000 shares of the Company's Common Stock at an exercise price of $9.00 per share, for financial advisory services rendered to the Company. In all cases, the exercise prices of the warrants referred to above were no less than, and in some cases exceeded, the fair market value of the Company's Common Stock on the date of grant.



Item 6    SELECTED FINANCIAL DATA
------    -----------------------

     The following selected consolidated historical financial data of the Company is derived from the Company's consolidated financial statements for the periods indicated. The information in the table and the notes thereto should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto, which are included elsewhere in this report.

                                                     1996     1995     1994       1993       1992
-------------------------------------------------  -------  -------  ---------  ---------  -------
Statement of Operations Data:
-----------------------------
Net service revenues                               $93,785  $51,994  $ 45,178   $ 45,242   $41,143
Operating income                                    14,693    7,507     1,036        287     3,288
Income (loss) from continuing
  operations before extraordinary item:              7,254    4,143   ( 1,093)   ( 2,055)      610

   Income (loss) per share from
     continuing operations before
     extraordinary items:
     Primary                                       $  0.62  $  0.53    ($0.15)    ($0.32)  $  0.11
     Fully diluted                                 $  0.59  $  0.53    ($0.15)    ($0.32)  $  0.11

Supplemental Data:
------------------
Number of consolidating
  imaging centers at end of period                      39       11         8          8         7

Total procedures at consolidated
  imaging centers                                  209,970  124,302   101,460     86,686    63,246


Total Assets                                      $164,514 $ 44,136  $ 40,372   $ 40,881  $ 33,993
 Long term debt and
   capital lease obligations
   (excluding current portion)                    $ 21,012 $ 11,157  $ 13,415   $ 19,034  $ 12,765

Convertible Debentures                            $  6,988 $  4,350







Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    --------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995


  For the year ended December 31, 1996, net service revenues amounted to $93,785,000 versus $51,994,000 for the year ended December 31, 1995, an increase of $41,791,000 or 80.4%. The increase in revenues is primarily attributable to an increase of $ 1,942,000 (representing a 5.9% increase) at centers which were included in revenues for all of 1996 and 1995; a $5,422,000 increase in revenues (representing a 175.5% increase) at three imaging centers acquired during 1995; $21,212,000 of revenues contributed by centers acquired during 1996 and a $12,925,000 increase (representing an 80.3% increase) in revenues generated by the staffing segment, primarily due to internal growth and acquisitions.

  Operating costs for the year ended December 31, 1996 were $59,064,000 compared to $31,564,000 for the year ended December 31, 1995, an increase of $27,500,000 or 87.1%. Of this increase, $15,245,000 or 55.43% of the increase is attributable to costs incurred at imaging centers acquired during 1995 and 1996, and $5,845,000 or 21.3% of the increase is primarily attributable to staffing offices opened and acquisitions during the year ended December 31, 1996. Operating costs for centers opened all of 1996 and 1995 increased $1,564,000 or 9.5%.

  Provision for uncollectible accounts receivable increased $1,405,000 or 41.6% from $3,378,000 from the year ended December 31, 1995 to $4,783,000 for the year ended December 31, 1996. This increase is primarily due to the significant increase in imaging revenues which have higher bad debt experience. The 1996 imaging segment provision for uncollectible accounts consists of $4,704,000 or 7.3% of revenue as compared to $3,374,000 or 9.4% of revenue in 1995. The decrease inthe provision for uncollectible account receivable as a percentage of imaging revenues is due to acquired companies having a more favorable collection experience due to differences in payor mix. The Company's staffing report provision for uncollectibles for both 1996 and 1995 was not material.

  Corporate general and administrative expense increased by $2,775,000 or 55.7% from $4,978,000 for the year ended December 31, 1995 to $7,753,000 for the current year. This increase is primarily due to the expanded business development activities and the resulting growth experienced during the year in the imaging and staffing segments, particularly following the NMR Acquisition.

  Depreciation and amortization expense was $7,465,000 for the year ended December 31, 1996 compared to $4,567,000 for the year ended December 31, 1995 or an increase of $2,898,000 (63.5%). The imaging segment accounted for $2,690,000 or 92.8% of this increase in aggregate depreciation and amortization expense due primarily to depreciation expense relating to acquired assets and increased goodwill amortization incurred in connection with such acquisitions. Equipment depreciation and amortization expense increased from $3,844,000 in 1995 to $5,463,000 in 1996 while goodwill and other amortization increased from $1,134,000 to $2,002,000 primarily due to the NMR Acquisition.

  Interest expense for the year ended December 31, 1996 was $2,968,000 as compared to $1,829,000 for the prior year, an increase of $1,139,000 or 62.3%. This increase is primarily attributable to an increase in interest on convertible debentures and lines of credit outstanding during 1996 of $646,000 and increases in interest on debt assumed in acquisitions during 1996 totaling $764,000 offset by decreases in interest expense relating to conversion of convertible debentures and scheduled reductions in outstanding principal balances.

  Minority interest amounted to $308,000 for the year ended December 31, 1996 as compared to ($124,000) for the year ended December 31, 1995. The increase of $432,000 or 348.5% is attributable to increased profitability at the Company's St. Petersburg, Florida and Yonkers, New York facilities ($383,000) and the acquisition of the NMR facilities ($49,000).

  Income taxes increased $2,503,000 or 152.5 % for the year ended December 31, 1996 from $1,659,000 to $4,162,000. This increase is attributable to the increased profitability of the Company's existing and acquired businesses during 1996 and due to the Company's effective income tax rate which increased. The Company's provision for income taxes resulted in effective tax rates of 36.6% in 1996 and 28.6% in 1995, respectively. The 1996 provision was higher than the statutory rate due primarily to state and local income taxes, net of the Federal tax effect (6.1%), the impact on non-deductible goodwill (2.3%) and meals and entertainment, offset by other items amounting to (6.6%). In 1995, the effective tax rate was lower than the statutory rate primarily to a reduction in the deferred tax asset valuation allowance (26.2%) offset by other items amounting to 10.7%.

  For the reasons described above, the Company's net income for the year ended December 31, 1996 increased $ 5,564,000 or 329.2% from $1,690,000 for the period ended December 31, 1995 to $7,254,000. The year ended December 31, 1995 net income includes two non-recurring items relating to losses incurred upon the sale of the Company's maternity apparel subsidiary.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994


  The Company's net service revenues in 1995 and 1994 were $51,994,000 and $45,179,000, respectively, representing an increase of $6,815,000, or 15%, in 1995. This increase was primarily due to an increase in the revenues of the Company's imaging business of $5,253,000. The increase in same center revenues was $2,272,000. In addition, revenues from the Company's staffing business increased in 1995 by $1,562,000.

  Operating costs, excluding interest expense, depreciation and amortization in 1995 and 1994 were $31,564,000 and $29,307,000, respectively, representing an increase of $2,257,000, or 8%, in 1995. This increase is primarily due to an increase in variable costs associated with the increased operating costs at the Company's existing centers resulting from increased procedures and the acquisition of three new centers. Additionally, there was increased operating costs in the Company's staffing business associated with the increased revenues.

  Provision for uncollectible accounts receivable in 1995 and 1994 was $3,378,000 and $2,495,000, respectively, representing an increase of $883,000, or 35%, in 1995. As a percentage of total revenues, provision for uncollectible accounts receivable increased to 6.5% in 1995, compared to 5.5% in 1994. The increase is primarily attributable to a change in estimate for receivables
derived from revenues with a higher risk of bad debts (see Note   to the
Consolidated Financial Statements ).

  Corporate general and administrative expenses in 1995 and 1994 were $4,978,000 and $4,438,000, representing an increase of $540,000, or 12%, in 1995. This increase is attributable to an increase in corporate staff associated with the Company's increased business and acquisitions and new business development activity during 1995.

  Depreciation and amortization, including the amortization of value of venture contracts, in 1995 and 1994 was $4,567,000 and $4,844,000, respectively, representing a decrease of $277,000, or 6%, in 1995. The decrease in depreciation and amortization was primarily due to the write down of intangible assets in 1994 of $2,176,000 relating to the value of venture contracts recognized in connection with the acquisition of the Company in September, 1990 and goodwill associated with the Company's purchase of the Livingston Breast Care Center in July, 1992. The decrease in depreciation and amortization expense was partially offset by the depreciation and amortization expense related to the three centers acquired by the Company during fiscal 1995.

  The provision for minority interest in losses of joint venture of $532,000 in 1994 relates to the Company's Brooklyn facility. Executive severance of $328,000 in 1994 is reflective of the separation agreements entered into with two former senior executives of the Company during that year. write-down of medical diagnostic equipment of $40,000 arose from an adjustment to the Clifton center's ultrasound unit to its fair market value in February, 1994. The gain on the disposal of $17,500 resulted from the sale of a MR unit at the Company's Naples facility in February, 1994 for $100,000. There were no such charges or gains in 1995.

  As a result of the foregoing, operating income in 1995 and 1994 was $7,507,000 and $1,036,000, respectively, representing an increase of $6,471,000 in 1995.

  Interest expense in 1995 and 1994 was $1,829,000 and $1,693,000, respectively, representing an increase of $136,000, or 8%, in 1995. The increase in interest expense is primarily due to the interest on the convertible debentures (see Note to the Consolidated Financial Statements) which accounted for $279,000 of interest partially offset by a reduction of notes payable and renegotiation of some capital leases in the fourth quarter of 1994.

  Minority interest in losses of joint ventures and limited partnerships in 1995 and 1994 was $124,000 and $46,000, respectively, an increase of $78,000. This increase was due primarily to the Company's Brooklyn and St. Petersburg facilities operating at a combined loss in 1994 of $543,000 compared with net operating income of $268,000 in 1995 before adjustment for minority partner capital contributions. The minority interest in losses of joint ventures and limited partnerships in 1994 was reduced as a result of the Company taking a charge for the majority of operating losses at the Brooklyn facility in the amount of $532,000.

  The provision for income taxes in 1995 and 1994 was $1,659,000 and $481,000, respectively, representing an increase of $1,178,000 in 1995. The 1995 provision for income taxes represents federal and state income taxes resulting from separate company state tax filing requirements is net of reductions in the deferred tax asset valuation allowance of $1,508,000, in recognition of profitable operations. The increase is attributable to the increase in current taxable income during 1995. StarMed operated as a partnership prior to the combination with the Company in August, 1994; therefore, StarMed had not recorded any income tax expense or benefits. The pro forma income tax expense (benefit), assuming StarMed was taxed as a C Corporation, was $660,000 for 1994, excluding the $297,000 income tax effect for the extraordinary item in 1994.

  The extraordinary item, gain on debt restructuring of $762,000 relates to the restructuring of a note payable in January, 1994.

  Loss from discontinued operations of $2,453,000 in 1995 was $790,000 higher than losses of $1,663,000. The increase is due primarily to approximately $1,376,000 of losses incurred upon the sale of Maternity partially offset by reduced operating losses in 1995.

  As a result of the foregoing, net income/(loss) in 1995 and 1994 was $1,690,000 and ($1,994,000), respectively, representing an increase of $3,684,000 in net income in 1995.

Liquidity and Capital Resources
-------------------------------

  The Company's cash balances at December 31, 1996 and 1995 were $15,346,000 and $3,935,000, respectively, representing an increase of $11,411,000 or 290%, in 1996. The Company's working capital position at December 31, 1996 was $42,776,000 compared to a December 31, 1995 balance of $10,738,000, an increase of $32,038,000 or 298% during 1996. The increase in working capital resulted primarily from (i) the net proceeds of $25,164,000 from the Company's common stock offering, (ii) the net proceeds of $6,533,000 from the issuance of convertible subordinated debentures and (iii) the merger with NMR offset by cash paid as consideration for 1996 acquisitions and the assumption of certain liabilities of acquired companies. Delays in reimbursements of claims from third party payers, including Medicare, Medicaid, Managed Care/HMO providers and certain commercial payers, negatively affect the Company's liquidity.

  Net cash provided by operating activities for the years ended 1996 and 1995 was $1,150,000 and $2,335,000, respectively, representing a decrease of $885,000 in 1996. The decrease was primarily due to a large increase in accounts receivable and certain other assets which relate primarily to the Company's expansion activities offset by increases in net income, non-cash charges and other liabilities.

  In 1996, net cash used in investing activities totaled $16,703,000 which includes (i) $6,412,000 expended for the purchase of diagnostic imaging centers, offset by $2,157,000 of cash acquired in the NMR Acquisition, (ii) $2,314,000 for the purchase of per diem staffing businesses and (iii) $184,000 for the purchase of limited partnership interests. During 1996, the Company purchased $6,137,000 of investments, $4,500,000 of these investments were subsequently set aside (restricted) pursuant to the terms of a letter of credit issued in connection with an acquisition. An additional $600,000 in cash was set aside (restricted) pursuant to a letter of credit issued in conjunction with a consulting agreement to which the Company is a party. The Company expended $1,070,000 in 1996 for medical diagnostic and office equipment.

  Financing activities provided $27,110,000 in cash during the year ended December 31, 1996, which consisted of net proceeds of $25,164,000 received through a public offering of its Common Stock, $6,533,000, net proceeds from the issuance of subordinated debentures in May 1996, $1,229,000 proceeds from borrrowings during the year (used to purchase equipment for the imaging centers), $2,022,000 realized from the exercise of stock options and warrants, offset by $7,773,000 utilized for the repayment of debt and capital lease obligations and $64,000 used to purchase shares of the Company's Common Stock.

  The Company currently has a capital lease equipment line of credit of $7,000,000 of which none was used at December 31, 1996. Medical equipment purchases, capital improvements, acquisitions and new center development have been funded primarily through third party capital lease and debt obligations and internally generated cash flow. The debt is generally collaterized by the equipment, and usually other assets, of the center. In addition, the Company has three $4,000,000 in collaterized working capital lines of credit which are unused at December 31, 1996. The Company has agreed that in order to draw on such lines it must pledge adequate collateral.

  As of December 31, 1996, $6,988,000 aggregate principal amount of convertible subordinated debentures were outstanding. Of such amount, $1,370,000 aggregate principal amount of such convertible subordinated debentures bear interest at 11%, are due 2000 and are convertible into common stock at anytime by the debenture holder at $4.00 per share. The debentures automatically convert into common stock at $4.00 per share when, after June 1, 1997, the market price of the stock exceeds $6.00 per share for any 15 day period. Additionally, $4,800,000 aggregate principal amount of the outstanding convertible debentures bear interest at 10.5%. Subsequent to year end, the Company called for a redemption of such debentures at the conversion price of $6.00 per share on or before March 27, 1997. Also, $818,089 aggregate principal amount of the outstanding convertible debentures bear interest at 8.0%. Subsequent to year end, the Company called for a redemption of such debentures at the conversion price of $6.54 per share on or before March 27, 1997.

  Subsequent to year end, in February 1997, the Company raised $52,000,000 through the private placement of senior uncollateralized notes which bear interest at 7.77% and require sinking fund payments commencing in February 2001 with a final maturity in 2005. The proceeds of the senior notes were used to retire approximately $14,230,000 of existing debt. The Company expects to utilize the balance of the proceeds to fund future acquisitions.

  The Company believes that funds available from these capital raising activities together with the existing cash and cash equivalents, short-term investments and cash generated from operating activities will be sufficient to meet the needs of its current operations, any acquisitions of additional limited partnership interests in the Company's centers, anticipated capital expenditures and scheduled debt repayments.

  Management believes and continues to believe that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple centers. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. The Company is committed to a substantial acquisition strategy based upon its assessment of strategic markets and opportunities resulting in the acquisition of twenty six imaging centers, including the acquisition of ATI Centers, Inc. in seven separate transactions subsequent to December 31, 1996. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicate the Company would receive a favorable rate of return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. No assurances can be given that additional centers will be acquired or as to the terms thereof. In the event that the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

Other
-----

  The Company believes that its business is generally unaffected by seasonality. However, the Company usually experiences lower revenues during the third quarter of the fiscal year due to reduced activity during the summer months.

  The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Management is aware of inflationary expectations and growing health care costs, and believes that the Company may not be able to raise the prices for its diagnostic imaging procedures by an amount sufficient to offset cost inflation. The Company has responded to these concerns in the past by increasing the volume of its business. In addition, current discussions within the Federal government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The implementation of this reform could have a material effect on the financial results of the Company.

  In the first quarter of 1996, the Company adopted Financial
Accounting Standards ("FAS") 121, Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No adjustments were required pursuant to adoption of Statement No. 121 by the Company.

  In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", was issued which established standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company is currently evaluating the effect of this standard on earnings per share.

  In October 1995, the FASB issued Statement of Financial Accounting
Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123") which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under Statement 123, certain pro forma disclosure has been made in the notes as if the Company had accounted for its stock options under the Statement 123 fair value method.

  Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, from time to time, makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, risks associated with the acquisition of existing imaging centers, management of growth, government regulation, limitations and delays in reimbursement, the Company's ability to obtain and retain favorable arrangements with third party payers, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.


Item 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

  Registrant's response to this item is incorporated herein by reference to the consolidated financial statements and consolidated financial statement schedules and the report thereon of independent accountants, listed in Item 14(a)1 and (2) and appearing after the signature page to this Annual Report on Form 10-K.

Item 9    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ---------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

  On February 5, 1997, the Company dismissed Ernst & Young LLP and engaged Coopers & Lybrand L.L.P. as its independent accountant to audit the Company's consolidated financial statements. The decision to change the Company's independent accountant was approved by the Board of Directors of the Company at the recommendation of the Company's audit committee.

  In neither of the past two fiscal years of the Company have the reports of Ernst & Young LLP on the consolidated financial statements of the Company contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In neither of the past two fiscal years of the Company nor in the subsequent interim period preceding the dismissal of Ernst & Young LLP were there any disagreements with Ernst & Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference thereto in their report.

                                     PART III

Item 10      DIRECTORS AND EXECUTIVE OFFICERS
-------      --------------------------------

 The directors, executive officers and certain key employees of the Company are as follows:

     Name                            Age   Position
Gary N. Siegler....................  35    Chairman of the Board
William D. Farrell.................  34    President, Chief Operating Officer and Director
John P. O'Malley III...............  35    Senior Vice-President-Finance and Chief Financial Officer
Gregory Mikkelsen..................  50    President and Chief Operating Officer of StarMed
Gerald H. Allen....................  50    Senior Vice-President-New York and Chicago Operations
Carl Larson........................  43    Senior Vice-President-New Jersey Operations
Daniel F. Bafia....................  38    Senior Vice-President-Southeast Operations
Robert L. Farrell..................  32    Vice-President-Business Development
Michael  J. Drumgoole..............  50    Vice-President-Sales and Marketing
Stephen M. Davis...................  42    Director and Secretary
Gary L. Furhman....................  35    Director
John H. Josephson..................  35    Director
Neil H. Koffler....................  30    Director

  Gary N. Siegler has served as Chairman of the Board of Directors of the Company since 1990. Mr. Siegler is a co-founder and, since January 1989, has been President of Siegler, Collery & Co. , a New York-based investment firm ("Siegler Collery"). Mr. Siegler is an executive officer of the general partner of The SC Fundamental Value Fund, L.P. ("Fundamental Value Fund"), a fund investing in marketable securities, and an executive officer of SC Fundamental Value BVI, Inc. ("Fundamental Value BVI"), the investment advisor to an off-shore fund investing in marketable securities. Mr. Siegler serves as the Chairman of the Board of Directors of National R.V. Holdings, Inc., a manufacturer of motorhomes and other recreational vehicles.

  William D. Farrell has been a director of the Company since November 1995 and has been the Company's President since September 1996 and served as Co-President since August 1994 and Chief Operating Officer from April 1994. From May 1986 to April 1994, Mr. Farrell served in various executive capacities with the Company. Mr. Farrell is a Certified Public Accountant.

  John P. O'Malley III was appointed Senior Vice President-Finance and
Chief Financial Officer in September 1996. Prior thereto, Mr. O'Malley was Executive Vice President-Finance and Chief Financial Officer of NMR since December 1992 and was initially employed by NMR in May 1992. From August 1984 to May 1992, Mr. O'Malley was employed by Ernst & Young,LLP, a public accounting firm, and its predecessors. Mr. O'Malley is a Certified Public Accountant.

  Gregory Mikkelsen joined StarMed as President and Chief Operating Officer in August 1996. Prior thereto, Mr. Mikkelsen was President and Chief Executive Officer of Medical Recruiters of America, Inc. Mr. Mikkelsen has held senior executive positions with Baxter Health Care and the Norrell Corporation.

  Gerald H. Allen is Senior Vice President-New York and Chicago Area Operations of the Company and since April 1995 has also held the positions of Executive Vice President-Regional Operations and Senior Vice President-Development. Mr. Allen was also employed by the Company in several executive capacities from 1984 to 1993. From 1993 through 1995, Mr. Allen was the Executive Vice President and Chief Financial Officer of Prime Capital Corporation, a merchant banking company.

  Carl Larson is Senior Vice President-New Jersey Operations of the Company. Prior to Mr. Larson's employment by the Company, Mr. Larson managed a 13 site privately operated radiology practice in New York. Mr. Larson is a licensed radiological technologist and, in prior positions, spent eight years in hospital-based radiological administration and five years as a staff member at the American College of Radiology.

  Daniel F. Bafia is Senior Vice President-Southeast Operations of the Company. Mr. Bafia joined the Company in 1992 and prior thereto had over 10 years experience developing and managing radiation therapy and diagnostic imaging centers for public and private companies and hospitals.

  Robert L. Farrell is Vice President-Business Development of the Company and over the past decade has held a number of executive positions with the Company, including Manager of Corporate Accounting, Controller and Director of National Operations. Mr. Farrell is the brother of William Farrell.

  Michael J. Drumgoole is Vice President-Sales and Marketing of the Company and has held such position since 1993. Mr. Drumgoole has over 20 years in medical sales and has held various sales, sales training and sales management positions within the healthcare industry.

  Stephen M. Davis has been a director and Secretary of the Company since 1992 and is a member of the Company's Audit Committee. For more than the past five years, Mr. Davis has been a partner of the law firm Werbel & Carnelutti, A Professional Corporation. Mr. Davis is a director of National R.V. Holdings, Inc.

  Gary L. Fuhrman has been a director of the Company since 1992 and is a member of the Company's Audit Committee. Mr. Fuhrman has been a director and Senior Vice President of Arnhold and S. Bleichroeder, Inc., an investment banking firm, since March 1995 and January 1993, respectively, and a vice president of such firm for more than five years prior therto. Mr. Fuhrman is a director of National R.V. Holdings, Inc.

  John H. Josephson has been a director of the Company since July 1995.
Mr. Josephson is a Vice President and Director of Allen & Company Incorporated, an investment banking firm, and has been with such firm since 1987. Mr. Josephson is also a director of Norwood Promotional Products, Inc.

  Neil H. Koffler has been a director of the Company since November 1995 and is a member of the Company's Audit Committee. Mr. Koffler has been employed by Siegler Collery since 1989. Mr. Koffler is an executive officer of Fundamental Value Fund and Fundamental Value BVI. Mr. Koffler is a director of National R.V. Holdings, Inc.


Item 11    EXECUTIVE COMPENSATION
-------    ----------------------

  The information required for this Item will be set forth in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.



Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------    ---------------------------------------------------

           MANAGEMENT
           ----------


   The information required for this Item will be set forth in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.



Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

   The information required for this Item will be set forth in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.





                                    PART IV

Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
-------    ---------------------------------------------------

           ON FORM 8-K
           -----------


(a)  Exhibits and Financial Statements:

1.   Financial Statements:

     The following consolidated financial statements and consolidated financial statement schedule of Medical Resources, Inc. and the report thereon of independent certified public accountants are filed as part of this Annual Report on Form 10-K and are incorporated by reference in Item 8:

     (i)   Reports of Independent Accountants.

     (ii)  Consolidated Balance Sheets as of December 31, 1996 and 1995.

     (iii) Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

     (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

     (v) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 1996, 1995 and 1994.

     (vi)  Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

     The following consolidated financial statement schedule of Medical Resources, Inc. and subsidiaries is submitted herewith in response to Item 14(d)2:

               Schedule II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted

3.   Exhibits

     See the accompanying Exhibit Index which precedes the Exhibits filed with this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K

     On December 6, 1996, the Company filed a current Report on Form 8-K reporting, under Item 5 hereof, that the Company, through an indirect wholly-owned subsidiary, consummated the acquisition of the business assets of two entities, consisting primarily of two diagnostic imaging centers located in Long Island, New York.

                                 Exhibit Index

 2.1   Agreement and Plan of Merger dated May 20, 1996, by and among NMR of America,
       Inc., MRI Sub, Inc. and the Company*
 3.1   Company's Certificate of Incorporation, as amended to date.**
 3.2   Company's By-Laws, as amended.**
 4.1   Common Stock Specimen Certificate.**
 4.2   Shareholder Rights Plan of the Company, dated
       September 15, 1996.*
10.1   Note Purchase Agreement ($52,000,000 7.77% Senior Notes) between the Company and the Purchasers listed therein, dated as of February 20, 1997.***
10.2   Form of 1992 Stock Option Plan.**
10.3   1995 Stock Option Plan of the Company.****
10.4   1996 Stock Option Plan of the Company.
10.5   1996 Stock Option Plan B of the Company.
10.6   Employment Agreement, dated September 30, 1994 between Medical Resources, Inc. and
       William D. Farrell.****
10.7   Amendment, dated August 1, 1995, to Employment Agreement between Medical
       Resources, Inc. and William D. Farrell.****
10.8   Amended and restated Employment Agreement, dated January 1, 1997 between the
       Company and William D. Farrell.
10.9   Non-Competition and Consulting Agreement, dated May 20, 1996, between the Company and John P. O'Malley III.*****
11     Computation of Earnings per Share
16     Letter re:  Change in Certifying Accountants.******
21.1   List of Subsidiaries.
27.1   Financial Data Schedule
99.1   Important Factors Regarding Forward-Looking Statements.


*      Incorporated herein by reference from the Company's Current Report on Form 8-K dated,
       September 13, 1996
**     Incorporated herein by reference from the Company's Registration Statement on Form S-1
       (Registration No. 33-48848).
***    Incorporated herein by reference from the Company's Current Report on Form 8-K dated,


       March 4, 1997.
****   Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
*****  Incorporated herein by reference from the Company's Registration Statement on Form S-4
       (Registration No. 333-09155).
****** Incorporated herein by reference from the Company's Current Report on Form 8-K dated,
       February 5, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL RESOURCES, INC.

                                    BY:  /s/ William D. Farrell
                                         ----------------------
                                    William D. Farrell
                                    President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on March 31, 1997.

          Signature         Capacity in
          ---------         Which Signed
                            ------------


/s/ Gary N. Siegler         Chairman of the
-------------------         Board of Directors
Gary N. Siegler


/s/ William D. Farrell      President and
----------------------      Chief Operating
William D. Farrell          Officer (Principal
                            Executive Officer) and Director


/s/ John P. O'Malley, III   Senior Vice-President- Finance and
-------------------------   Chief Financial Officer (Principal
John P. O'Malley, III       Accounting Officer)



/s/ Stephen M. Davis        Director
--------------------
Stephen M. Davis



/s/ Gary L. Fuhrman         Director
-------------------
Gary L. Fuhrman


/s/ John H. Josephson       Director
---------------------
John H. Josephson


/s/ Neil H. Koffler         Director
-------------------
Neil H. Koffler

To the Board of Directors and Stockholders of Medical Resources, Inc.

We have audited the accompanying consolidated balance sheet of Medical Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statement of operations, stockholders' equity, and cash flows and the financial statement schedule listed in the index at Item 14(a) for the year ended December 31, 1996. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources, Inc. and Subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
March 28, 1997

          Report of Independent Certified Public Accountants

To the Board of Directors
and Stockholders of Medical Resources, Inc.

We have audited the acompanying consolidated balance sheet of Medical Resources, Inc. (the "Company") as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. Our audits also included the financial statement schedule for 1995 listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Maternity Resources, Inc. and its two predecessor partnerships, a wholly-owned subsidiary, which statements reflect a loss from operations of discontinued business of $1,633,000 in 1994. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the data included for Maternity Resources, Inc. and its two predecessor partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and signifcant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources, Inc., at December 31, 1995, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                            /s/ Ernst & Young LLP


Tampa, Florida
February 29, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Maternity
        Retail Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Maternity Retail Partners, L.P. as of January 29, 1995 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

As discussed in Note 1, on February 24, 1995, the partners of the Partnership sold their partnership interests to an affiliate of the Partnership. On November 14, 1995 the affiliate sold the Partnership to an unaffiliated third party. On November 22, 1995 the Partnership filed a Voluntary Chapter 11 Bankruptcy Petition in Federal Court and is currently in liquidation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maternity Retail Partners, L.P. as of January 29, 1995 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements for January 29, 1995 have been prepared assuming that the Partnership would continue as a going concern. The financial statements do not include any adjustments that might result from the liquidation of the Partnership.

As discussed in Note 2, effective January 31, 1994, the Partnership changed its method of accounting for lease acquisition costs.




/s/ Kempisty & Company
    Certified Public Accountants, P.C.

    New York, New York
    February 9, 1996

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Kik Kin, L.P.
New York, New York


We have audited the accompanying consolidated balance sheets of Kik Kin L.P. as of December 31, and January 1, 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kik Kin, L.P. as of December 31 and January 1, 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

February 21, 1995

                                                /s/ Dixon, Odom & Co., LLP

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,          December 31,
 ASSETS                                                      1996                  1995
                                                         -------------         ------------
Current assets:
  Cash and cash equivalents                               $15,346,254          $ 3,934,677
  Short-term investments                                    1,662,600
  Restricted short-term investments                         4,500,000
  Accounts receivable, net                                 39,878,380           13,837,637
  Other receivables                                         2,290,825              477,062
  Prepaid expenses                                          3,715,092            1,074,459
  Deferred tax assets, net                                  3,354,000            1,871,397
                                                         -------------         ------------
          Total current assets                             70,747,151           21,195,232

Medical diagnostic and office equipment, net               24,397,077           11,530,159
Goodwill, net                                              62,638,656            9,122,663
Other assets                                                3,170,684            1,497,207
Deferred tax assets, net                                    2,351,089              533,301
Restricted cash                                             1,045,000
Value of venture contracts                                    164,155              257,261
                                                         -------------         ------------
          Total assets                                   $164,513,812          $44,135,823
                                                         =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes and mortgage payable          $  6,728,668          $   957,884
  Current portion of obligations under capital leases       5,991,626            3,244,652
  Accounts payable and accrued expenses                    13,070,370            4,602,926
  Other current liabilities                                   116,847            1,405,875
  Income taxes payable                                      2,063,860              245,899
                                                         -------------         ------------
          Total current liabilities                        27,971,371           10,457,236

Notes and mortgage payable                                 12,637,926            4,448,974
Obligations under capital leases                            8,373,681            6,707,650
Convertible debentures                                      6,988,089            4,350,000
Other long-term liabilities                                 2,158,771            1,205,627
                                                         -------------         ------------
          Total liabilities                                58,129,838           27,169,487
                                                         -------------         ------------

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
    authorized 18,593,900 issued and 18,326,400
    outstanding at December 31, 1996 and  7,697,500
    issued and 7,442,500 outstanding at
    December 31, 1995                                         185,939               76,975
  Common stock to be issued; 600,000 shares of
    common stock                                            1,721,250            1,721,250
  Additional paid-in capital                              102,927,874           20,834,922
  Unrealized appreciation of investments                       25,889
  Retained earnings/(deficit)                               2,955,530           (4,298,678)
Less 267,500 and 255,000 common shares in treasury,
   at cost at December 31, 1996 and  1995                  (1,432,508)          (1,368,133)
                                                         -------------         ------------
          Total stockholders' equity                      106,383,974           16,966,336
                                                         -------------         ------------

          Total liabilities and stockholders' equity     $164,513,812          $44,135,823
                                                         =============         ============

         See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                    CONSOLIDATED STATEMENTS  OF OPERATIONS
                        For the year ended December 31,



                                                                       1996                     1995                  1994
                                                                 ---------------           --------------        --------------
Net service revenues                                              $   93,785,117           $   51,993,758        $   45,178,945
                                                                  --------------           --------------        --------------
Operating costs,
  excluding interest, depreciation and amortization                   59,064,156               31,563,796            29,307,450
Provision for uncollectible accounts receivable                        4,783,306                3,377,862             2,495,413
Corporate general and administrative                                   7,779,385                4,978,045             4,438,348
Depreciation and amortization                                          7,465,475                4,567,144             4,844,265
Write-down of value contracts and intangible assets                                                                   2,176,118
Provision for minority interest in losses of joint venture                                                              531,543
Executive severance                                                                                                     327,679
Write-down of medical diagnostic equipment                                                                               40,000
Gain on disposal of medical diagnostic equipment                                                                        (17,500)
                                                                  --------------           --------------        --------------
          Operating income                                            14,692,795                7,506,911             1,035,629
Interest expense                                                       2,968,206                1,829,017             1,692,931
                                                                  --------------           --------------        --------------
Income (loss) from continuing operations before minority
  interest and income taxes and extraordinary items                   11,724,589                5,677,894              (657,302)
Minority interest                                                        308,381                 (124,085)              (46,134)
                                                                  --------------           --------------        --------------
Income (loss) from continuing operations before
  income taxes and extraordinary items                                11,416,208                5,801,979              (611,168)
Income taxes                                                           4,162,000                1,659,111               481,436
                                                                  --------------           --------------        --------------
Income (loss) from continuing operations
  before extraordinary items                                           7,254,208                4,142,868            (1,092,604)
                                                                  --------------           --------------        --------------
Discontinued operations, net of tax:
 Loss from operations of discontinued operations                                              (1,076,644)            (1,663,426)
 Loss on sale of discontinued business                                                        (1,376,000)
                                                                  --------------           --------------        --------------
 Loss from discontinued operations                                    7,254,208               (2,452,644)            (1,663,426)
Income (loss) before extraordinary item                                                        1,690,224             (2,756,030)
Extraordinary item:
 Debt extinguishment                                                                                                    761,683
                                                                  --------------           --------------        --------------
Net income (loss)                                                 $    7,254,208           $    1,690,224        $   (1,994,347)
                                                                  ==============           ==============        ==============

Income (loss) per common share:
  Primary income (loss) per share:
    Income (loss) from continuing operations
      before extraordinary item                                   $         0.62           $         0.53        $        (0.15)
    Discontinued operations                                                                         (0.31)                (0.23)
    Extraordinary item                                                                                                     0.10
                                                                  --------------           --------------        --------------
    Net income (loss) per share                                   $         0.62           $         0.22        $        (0.28)
                                                                  ==============           ==============        ==============

Weighted average number of shares                                     11,670,000                7,785,000             7,097,500
                                                                  ==============           ==============        ==============

  Fully diluted income (loss) per share:
    Income (loss) from continuing operations
      before extraordinary item                                   $         0.59           $         0.53        $        (0.15)
    Discontinued operations                                                                         (0.31)                (0.23)
    Extraordinary item                                                                                                     0.10
                                                                  --------------           --------------        --------------
    Net income (loss) per share                                   $         0.59           $         0.22        $        (0.23)
                                                                  ==============           ==============        ==============

Weighted average number of shares                                     12,903,000                7,785,000             7,097,500
                                                                  ==============           ==============        ==============


Unaudited pro forma data:

Income (loss from continuing operations before income taxes and
  extraordinary items                                                                                                 ($611,168)
Income taxes                                                                                                            660,061
                                                                                                                     ----------
Income (loss) from continuing operations before extraordinary items                                                  (1,271,229)
Discontinued operations, net of taxes                                                                                (1,014,690)
                                                                                                                     ----------
Income (loss) before extraordinary items                                                                             (2,285,919)
Extraordinary items, net of taxes                                                                                       464,627
                                                                                                                     ----------
Net income (loss)                                                                                                   ($1,821,292)
                                                                                                                     ==========
Pro forma earnings (loss) per common share:

Income (loss) from continuing operations before extraordinary items                                                      ($0.18)
Discontinued operations                                                                                                   (0.14)
Extraordinary items                                                                                                        0.07
                                                                                                                     ----------
Net income (loss)                                                                                                        ($0.25)
                                                                                                                     ==========

                 See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the year ended December 31,



                                                                 1996               1995              1994
                                                            ----------------   --------------    ---------------
Cash flows from operating activities:
Net income (loss)                                               $7,254,208        $1,690,224        $(1,994,347)
                                                            ----------------   --------------    ---------------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Loss on sale of discontinued business                                            1,376,000
  Deferred income tax provision                                   (841,000)       (2,160,698)          (244,000)
  Extraordinary gain on debt extinguishment                                                            (761,683)
   Depreciation and amortization                                 7,465,475         4,567,144          4,844,265
   Provision for uncollectible accounts receivable               4,783,306         3,377,862          2,495,413
  Write-down of medical diagnostic equipment                                                             40,000
  Write-down of value of venture contracts and
     intangible assets                                                                                2,176,118
  Gain on disposal of medical equipment                             (3,933)                             (17,500)
  Equity in earnings of joint venture                                                                     5,120
   Minority interest in losses of joint venture and limited
     partnerships, net of distributions                             98,475           122,114            (46,134)
  Provision for minority interest in losses of joint venture                                            531,543
 Changes in operating assets and liabilities:
     Accounts receivable                                       (14,386,434)       (6,308,829)        (2,607,927)
     Due from joint ventures and limited partnerships                                 27,426             18,113
     Other receivables                                          (1,813,763)         (170,755)          (698,991)
     Prepaid expenses                                           (1,501,981)         (613,913)           (20,445)
     Other assets                                               (1,494,826)          (27,117)           376,317
     Accounts payable and accrued expenses                       2,081,400             3,818           (115,512)
     Other current liabilities                                  (1,509,758)          567,760            268,195
     Income taxes payable                                        2,185,961          (322,730)           568,629
     Other long-term liabilities                                  (867,575)          206,342            (27,771)
                                                            ----------------   --------------    ---------------
        Total adjustments                                       (5,804,653)          644,424          6,783,750
                                                            ----------------   --------------    ---------------
Net cash provided by operating activities                        1,449,555         2,334,648          4,789,403
                                                            ----------------   --------------    ---------------
Cash flows from investing activities:
   (Purchase) sale of short term investments                                         599,736           (599,736)
   Proceeds from  sale of equipment                                 12,600
   Change in net assets of discontinued business                                   1,396,250          1,663,426
   Purchase of  PCC, Inc.                                                         (1,763,832)
   Purchase of  NurseCare Plus                                  (1,263,991)
   Purchase of  MRI-CT, Inc.                                      (553,245)
   Purchase of  Centereach Resources, Inc.                      (3,100,000)
   Purchase of  Americare Imaging Centers, Inc.                 (1,500,000)
   Purchase of  Access Imaging Center, Inc.                     (1,300,000)
   Purchase of  WeCare - Allied Health Care, Inc.               (1,049,618)
   Purchase of NMR of America, Inc., net of cash acquired        2,157,379
   Purchase of Newark center                                      (215,675)
   Purchase of Long Island centers                              (1,900,000)
   Purchase of  limited partnership interests                     (184,000)
   Purchase of short-term investments                           (1,636,711)
   Purchase of restricted short-term investments                (4,500,000)
   Restricted cash                                                (600,000)
   Proceeds from sale of medical equipment                                                              100,000
   Purchase of medical diagnostic and office equipment          (1,069,870)         (877,018)          (563,074)
                                                            ----------------   --------------    ---------------
        Net cash (used in) provided by investing activities    (16,703,131)         (644,864)           600,616
                                                            ----------------   --------------    ---------------

        See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the year ended December 31,

                                                                 1996               1995              1994
                                                            ----------------   --------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of stock                               25,944,000
  Stock issuance cost                                             (779,800)
  Principal payments under capital lease obligations            (4,805,393)       (3,043,061)       (3,466,647)
  Principal payments on notes payable                           (2,967,903)       (1,118,859)       (1,006,722)
   Capital distributions                                                                               (41,886)
  Proceeds from borrowings                                       1,229,096
  Proceeds from convertible debentures                           6,532,965         4,102,500
  Purchase of treasury stock                                       (64,375)       (1,368,133)
  Purchase of Maternity preferred stock                                             (268,674)
  Proceeds from exercises of options                             2,021,563
                                                            ----------------   --------------    ---------------
        Net cash provided by (used in) financing activities     27,110,153        (1,696,227)       (4,515,255)
                                                            ----------------   --------------    ---------------
Net increase (decrease) in cash and cash equivalents            11,856,577            (6,443)          874,764
Cash and cash equivalents at beginning of year                   3,934,677         3,941,120         3,066,356
Reclassification of prior year restricted cash                    (445,000)
                                                            ----------------   --------------    ---------------
Cash and cash equivalents at end of year                       $15,346,254        $3,934,677        $3,941,120
                                                             ===============    =============     ==============

Cash paid during the year:
  Income taxes                                                 $ 3,440,299        $1,982,000       $   159,000
  Interest                                                     $ 2,638,545        $1,894,000       $ 1,695,000


Supplemental Schedule of Non-cash Activities:
Capital lease obligation incurred for the
  use of equipment                                             $ 2,469,100        $1,159,000       $   892,000
Capital  lease obligations assumed in
  connection with acquisitions                                 $ 6,749,298
Notes payable obligations assumed in
  connection with acquisitions                                 $13,850,341
Notes payable issued in connection
  with acquisitions                                            $ 1,848,202
Conversion of subordinated
  debentures to common stock                                   $ 5,735,000
Reclassification of debt to equity                                                $1,022,000        $  469,000
Refinancing of assets under capital
  lease                                                                                             $1,079,000
Purchase of minority interest in limited
  partnership for common stock                                                        45,000
Issuances of common stock
  in connection with acquisitions                              $48,325,000        $3,443,000
Issuance of Warrants in connection with acquisitions               974,879

         See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                 December 31,

                                                               Common              Additional    Retained     Treasury
                                                     Common   Stock to  Preferred   Paid-In      Earnings      Shares
                                          Total      Stock    Be Issued   Stock     Capital      (Deficit)     at Cost
                                      -----------------------------------------------------------------------------------
Balance at December 31, 1993          $ 12,939,234  $ 70,975              $ 25    $ 17,390,888  $(4,522,654)
Distributions                              (41,886)                                                 (41,886)
Capital contributions including debt
 conversions of $469,249                   969,249                                     969,249
Net loss                                (1,994,347)                                              (1,994,347)
                                      -----------------------------------------------------------------------------------
Balance at December 31, 1994            11,872,250    70,975                25      18,360,137   (6,558,887)
Maternity debt forgiveness treated as
  a capital contribution                 1,022,184                                   1,022,184
Maternity short period
  (1/1/95-1/31/95)                         569,985                                                  569,985
Redemption by Maternity
  of its preferred stock                  (268,650)                                   (268,650)
Purchase of Ft. Myers centers in
  exchange for 1,200,000 shares of
  common stock                           3,448,500     6,000  1,721,250              1,721,250
Preferred stock payout                         (24)                        (25)              1
Purchase of treasury shares             (1,368,133)                                                           (1,368,133)
Net income                               1,690,224                                                1,690,224           -
                                      -----------------------------------------------------------------------------------
Balance at December 31, 1995            16,966,336    76,975  1,721,250             20,834,922   (4,298,678)  (1,368,133)
Purchase of New York centers in
  exchange for 194,113 shares of
  common stock                             913,750     1,941                           911,809
Purchase of Tampa centers in
  exchange for 228,571 shares of
  common stock                           1,275,000     2,286                         1,272,714
Purchase of Clearwater center in
  exchange for 192,063 shares of
  common stock                           1,445,000     1,921                         1,443,079
Purchase of NMR of America, Inc.
  centers in exchange for 4,456,500
  shares of common stock                39,604,820    44,565                        39,560,255
Warrants issued in connection with
  NMR Acquisition                          974,879                                     974,879
Purchase of Long Island centers in
  exchange for 573,175 shares of
  common stock                           4,500,000     5,732                         4,494,268
Purchase of Newark center in
  exchange for 18,868 shares of
   unregistered common stock               200,000       189                           199,811
Net proceeds from public offering of
  offering of 3,680,000 shares of
  common stock                          25,944,000    36,800                        25,907,200
Public offering issuance costs            (779,800)                                   (779,800)
Conversion of subordinated
  debentures into common stock           5,735,000    11,899                         5,723,101
Exercise of stock options                2,021,563     3,631                         2,017,932
Tax benefit from exercise of
  stock options                           $367,704                                    $367,704
Unrealized appreciation of investment       25,889
Purchase of treasury shares                (64,375)                                                              (64,375)
Net income                               7,254,208                                                7,254,208
                                      -----------------------------------------------------------------------------------
Balance at December 31, 1996          $106,383,974  $185,939 $1,721,250   $  -    $102,927,874  $ 2,955,530  $(1,432,508)
                                      ===================================================================================

                                      Unrealized
                                      Appreciation of
                                      Investments
                                      ---------------
Balance at December 31, 1993
Distributions
Capital contributions including debt
 conversions of $469,249
Net loss
                                      ---------------
Balance at December 31, 1994
Maternity debt forgiveness treated as
  a capital contribution
Maternity short period
  (1/1/95-1/31/95)
Redemption by Maternity
  of its preferred stock
Purchase of Ft. Myers centers in
  exchange for 1,200,000 shares of
  common stock
Preferred stock payout
Purchase of treasury shares
Net income
                                      ---------------
Balance at December 31, 1995
Purchase of New York centers in
  exchange for 194,113 shares of
  common stock
Purchase of Tampa centers in
  exchange for 228,571 shares of
  common stock
Purchase of Clearwater center in
  exchange for 192,063 shares of
  common stock
Purchase of NMR of America, Inc.
  centers in exchange for 4,456,500
  shares of common stock
Purchase of Long Island centers in
  exchange for 573,175 shares of
  common stock
Purchase of Newark center in
  exchange for 18,868 shares of
   unregistered common stock
Net proceeds from public offering of
  offering of 3,680,000 shares of
  common stock
Public offering issuance costs
Conversion into common stock
  debentures into common stock
Exercise of stock options
Tax benefit from exercise of stock
  options
Unrealized appreciation of investment      25,889
Purchase of treasury shares
Net income
                                      ---------------
Balance at December 31, 1996              $25,889
                                      ===============

         See accompanying notes to consolidated financial statements.

1.  The Company and Its Significant Accounting Policies

The Company - Medical Resources, Inc., (herein referred to as "MRI" and
-----------
collectively with its subsidiaries, affiliated partnerships and joint ventures, referred to herein as the "Company"), is engaged in two segments of the healthcare industry. The Company operates and manages primarily free standing, outpatient diagnostic imaging centers (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company provides services in a second segment of the healthcare industry through its wholly owned subsidiary, StarMed Staffing, Inc. (herein referred to as "StarMed"). StarMed provides temporary staffing of registered nurses and other professional medical personnel to acute and sub-acute care facilities nationwide.

Consolidation - The accompanying consolidated financial statements include the
-------------
accounts of MRI, its wholly-owned subsidiaries, majority-owned joint ventures and limited partnerships in which the Company is a general partner. All material intercompany balances and transactions have been eliminated. As general partner, the Company is subject to all the liabilities of a general partner and as of December 31, 1996, is entitled to share in partnership profits, losses and distributable cash as follows:


                                                          Company Share of
                                                           Profits, Losses
                                                                 and
            Partnership                                     Distributions
            -----------                                   ----------------
NMR Associates I (Union, New Jersey)                             80%
MR Associates I (Philadelphia, Pennsylvania)                     98%
MR Associates of Allentown (Allentown, Pennsylvania)             96%
MR Associates of Morristown (Morristown, New Jersey)             94%
MR Partners of Greenbelt (Seabrook, Maryland)                    87%
MR Associates of Chicago (Chicago, Illinois)                     87%
Garden State Imaging Partners (Marlton, New Jersey)              91%
Harford County Imaging Partners (Bel Air, Maryland)              63%
Accessible MRI (Chicago, Illinois)                               80%
Golf MRI Center (Des Plaines, Illinois)                          75%
Diagnostic Imaging Center (Des Plaines, Illinois)                75%
North Bronx Services Group (Yonkers, New York)                   65%
South Umberton Asset Mgmt Assoc (St. Petersburg, Florida)        84%

The Company owns a 100% interest in imaging centers located in Englewood, Clifton, Newark, West Orange, Jersey City, and Hackensack, New Jersey; Brooklyn Bronx, Centereach, East Setauket, Garden City and New York, New York;
Chicago, Libertyville, and Oak Lawn, Illinois as well as Cape Coral, Clearwater, Naples (2), Fort Myers (2), Sarasota, Tampa (2), Tarpon Springs and Titusville, Florida. The Company is also paid a monthly management fee based on patient cash collections and/or patient volume under management agreements with certain of the partnerships.

Accumulated losses, from inception, of the Company's Harford County, Maryland limited partnership fully offset the capital contributed by its limited partners. Accordingly, losses incurred in excess of such limited partnership capital have been charged, in full, to the Company as general partner. Future profits, if any, in the Harford County partnership will be allocated, in full, to the Company as general partner until such profits equal the Company's excess share of allocable losses. Thereafter, future profits and losses will be allocated in accordance with the parties respective ownership interests.

Reclassification - Certain prior year items have been reclassified to conform to
----------------
the current year presentation.

Use of Estimates - The preparation of the consolidated financial statements in
----------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual and other allowances, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents - For financial statement purposes cash equivalents
-------------------------
include short-term investments with an original maturity of ninety days or less. Restricted cash consists of amounts held pursuant to the terms of letters of credit and is classified based upon the expiration of the restriction. The Company has committed $445,000 of cash as collateral for the letters of credit which serve as collateral on certain of the Company's leases, with terms consistent with the remaining terms of the leases. The remaining $600,000 of restricted cash underlies a letter of credit is held pursuant to the terms of a consulting agreement to which the Company is a party.

Short-term Investments - The Company adopted  Statement of Financial Accounting
----------------------
Standards No. 115, ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Any realized gains and losses are determined on the specific identification method.

At December 31, 1996 the Company's short-term investments, all of which are classified as available-for-sale as defined by SFAS no. 115, consist of certificates of deposits and treasury bills with maturities between three and twelve months.

Restricted short-term investments consist of $4,500,000 of United States government obligations held pursuant to a letter of credit issued in connection with one of the Company's acquisitions. The letter of credit served to reserve consideration for the acquisition in the event that the shares of the Company's common stock to be issued to the Seller were not registered within 60 days of the closing of the sale. Subsequent to December 31, 1996, the shares were registered within the specified timeframe of the agreement, and as such, the restriction of the investment was removed.

Investments in Joint Ventures and Limited Partnerships - The minority interests
------------------------------------------------------
in the equity of consolidated joint ventures and limited partnerships, which are not material, are reflected in the accompanying consolidated financial statements. Investments by the Company in joint ventures and limited partnerships over which the Company can exercise significant influence but does not control are accounted for using the equity method.

The Company suspends recognition of its share of joint ventures losses in entities in which it holds a minority interest when its investment is reduced to zero. The Company does not provide for additional losses unless, as a partner or joint venturer, the Company has guaranteed obligations of the joint ventures or limited partnerships.

Property and Equipment - Property and equipment procured in the normal course of
----------------------
business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

Organizational Costs and Capitalized Lease Costs - The Company recorded
------------------------------------------------
organization costs and lease costs as part of a purchase price allocation. The organization costs represent a portion of the costs associated with the original purchase of the acquired company in 1990. The lease costs represent the estimated value of favorable leases in the acquisition of the acquired company. The unamortized organization costs and capitalized lease costs were approximately $101,000 and $82,000 at December 31, 1996, respectively and approximately $128,000 and $104,000 as of December 31, 1995, respectively. Such costs are amortized on a straight-line basis over a five to ten year period. At December 31, 1996 accumulated amortization for organization costs and capitalized lease costs amounted to approximately $168,000 and $137,000, respectively.

Value of Venture Contracts - Value of venture contracts, which represent the
--------------------------
value associated with management contracts with radiologist groups and the Company's ownership interest in various joint ventures and limited partnerships, which was recognized in connection with the acquisition of the Company in September 1990, is being amortized on a straight line basis over the shorter of the lives of the facilities or the terms of the management contracts, as appropriate, generally from five to ten years. Accumulated amortization as of December 31, 1996 and 1995 was approximately $328,000 and $231,000 (after the write down discussed below), respectively. Amortization of value of joint venture contracts was approximately $97,000, $122,000 and $250,000 in 1996, 1995 and 1994, respectively.

The implementation of the Stark II anti-referral legislation, effective January 1, 1995, restricting physicians from making referrals for services to be rendered to Medicare and Medicaid patients to facilities in which they have an ownership interest and the lower than expected level of cash flows generated from the venture contracts, materially impacted the fair value of the value of venture contracts. Due to these changes in the regulatory and economic environment, during the second quarter of 1994, the Company assessed the recoverability of the value of venture contracts and determined that its current estimate of the fair value of the assets was significantly less than the current unamortized cost of the assets. As a result, during the second quarter of 1994, the Company reduced the carrying amount of its value of venture contracts by approximately $1,950,000. At December 31, 1996, the remaining unamortized balance amounted to approximately $164,000 and represents the estimated value associated with non-compete agreements with certain radiologists and the Company believes is recoverable through profitable operations of the related imaging centers.

Goodwill - The excess of the purchase price over the fair market value of net
--------
assets acquired is being amortized using the straight-line method over periods ranging from 20 to 25 years. As of December 31, 1996 and 1995, accumulated amortization amounted to approximately $3,027,000 and $1,530,000, respectively. Amortization expense of goodwill was approximately $1,497,000, $386,000 nd $413,000 in 1996, 1995 and 1994, respectively.

The Company periodically reviews goodwill to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' respective undiscounted cash flows and the carrying value of the related costs in excess of net assets acquired, if a permanent diminution in value were to occur.

401(k) Plan - The Company maintains a 401(k) savings plan under which the
-----------
Company matches one-half of employee contributions up to 4% of qualified earnings and subject to Internal Revenue Service limitations.

From August 31, 1996 to November 30, 1996, the Company elected to continue the 401(k) plan of NMR of America for employees of this acquired company. Under the NMR of America plan, the Company matched one-half of employee contributions up to 6% of qualified earnings and subject to Internal Revenue Service limitations. On November 30, 1996, the NMR of America 401(k) plan was merged into the Company's 401(k) plan.

Plan expense, including Company contributions to the NMR of America plan for 1996, amounted to $90,232, $80,000 and $55,000 in 1996, 1995 and 1994,
respectively.

Earnings Per Share - Earnings per share is computed on the basis of the weighted
------------------
average number of common shares outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants and 600,000 shares to be issued over a period of 24 months in accordance with Fort Myers center Asset Purchase Agreement. 525,000 of such shares were issued in the first quarter of 1997 and the remaining 75,000 shares will be issued in April 1997. The shares issued by the Company in connection with the purchases of various centers were considered outstanding from the date of acquisition.

The Company's Convertible Subordinated Debentures are not considered common stock equivalents until shares are issued and become outstanding upon conversion and, as such, are not included in the calculation of primary earnings per share. For purposes of fully diluted earnings per share, the calculation assumes the conversion of the Company's convertible subordinated debentures for the period they were outstanding.

The number of common shares used to compute primary and fully diluted net income per share are as follows:


                    1996       1995       1994
                 ----------  ---------  ---------
Primary          11,670,000  7,785,000  7,097,500
Fully Diluted    12,903,000  7,785,000  7,097,500

New Accounting Standards - Statement of Financial Accounting Standards No. 121
------------------------
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996. No adjustments were required.

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company is currently evaluating the impact of implementing this standard on earnings per share.

Revenue Recognition - For the Company's centers and those centers that
-------------------
the Company acquired through its acquisition (the "NMR Acquisition") of NMR of America, Inc. ("NMR")(see Note 14) which were previously acquired by NMR (as opposed to developed, see next paragraph), revenues are recognized on an accrual basis as earned and consist of patient service revenues adjusted for contractual adjustments (net patient service revenue) allocated to the Company under the terms of management agreements. This revenue is derived from charges for patient services rendered in diagnostic imaging centers under the terms of certain payment arrangements with various third party payors.

For centers which NMR developed, agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. Under the agreements, Physicians have agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including the related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of a contractual allowance, based upon Physicians ability to pay, after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, constitute the Company's revenue, net for sites developed by NMR.

Certain revenues are subject to audit and retroactive adjustment by third party payers. The Company is aware of no pending audits or proposed adjustments and no provisions for estimated retroactive adjustments have been provided.

The Company also recognizes revenue from temporary nurse staffing. Revenues are recognized on an accrual basis as earned.

2.  Accounts Receivable, Net

Accounts receivable, net is comprised of the following:

                                           December 31,
                                       1996           1995
                                   -------------  -------------
Due from affiliated physicians     $  8,694,441             --
Patient accounts receivable          41,552,241    $19,669,154
Less:  Allowance for doubtful
       accounts and contractual
       allowances                   (10,368,302)    (5,831,517)
                                   ------------    -----------
                                   $ 39,878,380    $13,837,637
                                   ============    ===========

A significant financial instrument is accounts receivable, which is concentrated among third party medical reimbursement organizations, principally insurance companies. Approximately 19.5% and 21.8% of the Company's 1996 and 1995 imaging revenue was derived from the delivery of services of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or LOP-type accounts receivable). By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations. For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source. During 1995, the Company changed its estimate of the level of bad debts within the LOP balance to a higher overall factor, based upon continuously updated levels of internal write off experience. The effect on the consolidated financial statements of this change in estimate in 1995 was a decrease in income from continuing operations before extraordinary items of $595,000, net of income taxes of $239,000, and a decrease in net income per common share of $0.08.

3.  Short-term Investments

The following is a summary of the investments in debt securities classified as current assets, and which are available for sale:

                                                     Gross
                                                  unrealized      Fair
                                       Cost          gains        Value
                                    -----------   ----------   ----------
December 31, 1996
Available-for-sale:
  US Government obligations         $ 5,360,694     $25,889    $5,386,583
  Certificates of deposit               776,017          --       776,017
                                    -----------     -------    ----------
  Total                               6,136,711      25,889     6,162,600
  Less:  Restricted Investments      (4,500,000)         --    (4,500,000)
                                    -----------     -------    ----------
                                    $ 1,636,711     $25,889    $1,662,600
                                    ===========     =======    ==========

As of December 31, 1995, there were no short-term investments available-for-sale.

4.  Property and Equipment

Property and equipment stated at cost are set forth below:


                                       December 31,
---------------------------------------------------------
                                    1996         1995
---------------------------------------------------------
Diagnostic equipment             $33,938,043  $20,184,995
Leasehold improvements             9,351,983    6,449,980
Furniture and fixtures             2,996,673    2,421,621
Land and buildings                   632,240      ---
Construction in progress             270,000      ---
---------------------------------------------------------
                                  47,188,939   29,056,596
Less, accumulated depreciation    22,791,862   17,526,437
---------------------------------------------------------

                                 $24,397,077  $11,530,159
=========================================================

Depreciation expense amounted to $5,463,078, $3,844,225 and $4,077,669 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.  Account Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

                                      December 31,
                                  1996           1995
                               -----------    ----------
Trade accounts payable         $10,902,789    $1,936,775
Accrued professional fees                        195,531
Accrued payroll and bonuses        792,038       975,643
Accrued interest                   322,648
Other accrued expenses           1,052,895     1,494,977
                               -----------    ----------
                               $13,070,370    $4,602,926
                               ===========    ==========

6.  Convertible Subordinated Debentures and Line of Credit

On May 30, 1995 the Company issued at par $4,350,000 aggregate principal amount of 11% Convertible Subordinated Debentures due 2000 (the "Debentures"). The Debentures are convertible into Common Stock of the Company at any time by the holder at a conversion price of $4.00 per share. The Debentures automatically convert to stock when, after June 1, 1997 the market price of the stock exceeds $6.00 per share for any 15 consecutive day period. Interest is payable on May 31 and November 30 in each year. Related debt issuance costs of $248,000 are included as a component of other assets in the accompanying consolidated balance sheet and are being amortized on a straight line basis over five years. As of December 31, 1996 $2,980,000, aggregate principal amount of the Debentures were converted into 745,000 shares of the Company's common stock. No conversions were made prior to 1996.

On February 7, 1996, the Company issued at par $6,533,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The 1996 Debentures are convertible into Common Stock of the Company at a conversion price of $6.00 per share. Related debt issuance costs of $435,000 are included as a component of other assets in the accompanying consolidated balance sheet and are being amortized on a straight line basis over five years. Interest is payable on February 1 and August 1 in each year. As of December 31, 1996, $1,733,000 aggregate principal amount of the 1996 Debentures were converted into 288,831 shares of the Company's common stock. Subsequent to year end, the Company called for redemption of the 1996 Debentures at the conversion price of $6.00 per share on or before March 27, 1997.

Under the terms of the merger agreement with NMR, the Company assumed the obligations of NMR under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). At December 31, 1996, $859,000 aggregate principal amount of NMR Debentures were outstanding. Interest is payable on January 1 and July 1 in each year. The NMR Debentures are redeemable at a declining premium after July 1988, contain a mandatory sinking fund provision calculated to retire 90% of the NMR Debentures before maturity at a rate of 10% per year commencing in July 1992, and are convertible into the MRI's common stock at any time prior to maturity at $6.55 per share. As of December 31, 1996 $3,141,000 aggregate principal amount of the NMR Debentures had been converted into the Company's common stock. Subsequent to year end, the Company called for redemption of the NMR Debentures at the conversion price of $6.54 per share on or before March 27, 1997.

The Company has two revolving lines of credit from a third party financing corporation. In May 1996, the Company obtained an $8 million line and in October 1996 a $4 million line. Both lines bear interest at prime plus 1.5%
(10% at December 31, 1996); and have a two year term.   As of December 31, 1996,
no amounts were outstanding under these lines of credit.

In 1996, the Company obtained a two year $7 million capital lease line of credit, which bears interest at the 30-day T-bill rate plus 398 basis points. As of December 31, 1996, no amounts were outstanding under this line of credit.

7.   Notes and Mortgage Payable

Notes and mortgage payable consist of the following:

                                                        December 31,
                                                      1996         1995
--------------------------------------------------------------------------
Mortgage payable to bank from NMR
 acquisition (A)                                   $   512,754  $   ---
Notes payable issued in connection with
 acquisitions(B)                                     1,376,919      ---
Notes payable assumed in NMR acquisition (C)        11,858,164      ---
Note payable requiring monthly payments
 beginning January 1995; remaining balance of
 $2,498,216 is due January 2000 (D)                  3,397,589   3,776,417
Other notes payable for equipment, equipment
 upgrades and leasehold improvements (E)             2,221,168   1,630,441
--------------------------------------------------------------------------
Total                                               19,366,594   5,406,858
Less, current installments                           6,728,668     957,884
--------------------------------------------------------------------------
Notes and mortgage payable, less current
 installments                                      $12,637,926  $4,448,974
 =========================================================================

(A) The Company has a thirty-year mortgage collateralized by the Union, New Jersey imaging center land and building. The mortgage bears interest at a variable rate, adjusted annually based on the one-year Treasury bill rate plus 2.75% (8.5% at December 31, 1996) and matures October 2019. The current monthly payments are $4,310, including interest. This mortgage was assumed in connection with the NMR acquisition.

(B) In January 1996 as part of the purchase price for the acquisition of the business assets of MRI-CT, Inc., the Company issued a $88,000 note payable bearing interest at prime (8.25% at December 31, 1996) due January 9, 2001. Also in January 1996, as part of the purchase price for the acquisition of the common stock of NurseCare Plus,Inc. the Company issued a note payable for $1,250,000 bearing interest at prime plus one percent (9.25% at December 31, 1996) due January 12, 1999. In June 1996 the Company issued a $510,000 note payable as part of the purchase price of WeCare Allied Health Care, Inc. The note bears interest at prime plus one percent (9.25% at December 31, 1996) and is due August 1998.

(C) In August 1996, in connection with the NMR Acquisition the Company assumed NMR's existing equipment debt obligations, aggregating $13,235,700. These notes bear interest at rates ranging from 7.0% to 11.5% and require monthly payments ranging from $623 to $86,335, including interest (an aggregate of $453,596 per month). The notes are payable over varying terms with the last note due in December 2000. One of the notes restricts the Company's ability to pay dividends. The foregoing notes are collateralized by the respective centers' imaging equipment.

(D) Effective January 31, 1994, StarMed and the creditor renegotiated the note payable. Under the revised terms, the creditor forgave approximately $2,500,000 of principal and accrued interest and received a 16% ownership interest in the predecessor entity, which was ultimately exchanged for the common stock of the Company pursuant to the merger. The levels of undiscounted future cash payments under the renegotiated terms resulted in the recognition of a gain of $761,683, treated as extraordinary for reporting purposes in 1994. At the time of the restructuring, the note balance was adjusted to the amount of the projected undiscounted future cash payments based upon the prevailing interest rate and, accordingly, no interest expense has been recorded subsequent to the effective date of the renegotiation other than the amounts attributed to a change in the variable rate.

(E) Represents various notes payable relating to the purchase of equipment, equipment upgrades and leasehold improvements. These notes bear interest at rates ranging from 3.0% to 11.7% and require monthly payments ranging from $4,875 to $16,382, including interest. The notes are payable over varying terms of four and five years with the last note due August 2000. The notes are primarily collateralized by the related imaging equipment.

As of December 31, 1996, the Company has $7,880,975 outstanding obligations with certain financial institutions under agreements which include a material adverse change in financial condition or other similar subjective acceleration clauses.

Aggregate maturities of the Company's notes and mortgage payable for years 1997 through 2001 and thereafter are as follows: 1997 - $6,728,668; 1998 -$5,039,896;
1999 - $2,380,013; 2000 -$4,736,300; 2001- $19,450; thereafter $462,267.

8.  Shareholders' Equity

Authorized Stock

The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share, and 100,000 shares of Preferred Stock, par value $.01 par share ("Preferred Stock"). The Company has a Shareholders' Rights Plan (described below) which may require the issuance of Series C Junior Participating Preferred Stock, in connection with the exercise of certain stock purchase rights. At December 31, 1996, there were no shares of preferred stock issued or outstanding.

Shareholders' Rights Plan

Pursuant to the Shareholders' Rights Plan, holders of the Common Stock received a distribution of one right (the "Rights") to purchase one ten thousandth of a share of Series C Junior Participating Preferred Stock for each share of Common Stock owned. The Rights will generally become exercisable ten days after a person or group acquires 15% of the Company's outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of any such securities. Ten days after a person acquires 15% or more of the Company's outstanding voting securities (unless this time period is extended by the Board of Directors) each Right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase Common Stock of the Company or stock of the acquiring company having a market value of twice the $24.00 exercise price of the Right (except that the acquiring person or group and other related holders would not be able to purchase common stock of the Company on these terms). The Rights are nonvoting, expire in 2006 and may be redeemed by the Company at a price of $.001 per Right at any time prior to the tenth day after an individual or group acquired 15% of the Company's voting stock, unless extended. The purpose of the Rights is to encourage potential acquirers to negotiate with the Company's Board of Directors prior to attempting a takeover and to give the Board leverage in negotiating on behalf of the shareholder the terms of any proposed takeover.

Preferred Stock

The Company's Certificate of Incorporation provides that the Company may, without further action by the Company's stockholders, issue shares of Preferred Stock in one or more series. The Board of Directors is authorized to establish from time to time the number of shares to be included in any such series and to fix the relative rights and preferences of the shares of any such series, including without limitation dividend rights, dividend rate, voting rights, redemption rights and terms, liquidation preferences and sinking fund provisions. The Board of Directors may authorize and issue Preferred Stock with voting or conversion rights that could adversely affect the voting power or other rights of Common Stock. In addition, the issuance of Preferred Stock could have the effect of delaying or preventing a change in control of the Company.

Stock Options and Employee Stock Grants

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995, establishing a fair value-based method of accounting for stock-based compensation plans, including stock options and stock purchase plans. SFAS 123 allows companies to adopt a fair-value-based method of accounting for stock-based compensation plans or, at their option, to retain the intrinsic-value based method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and supplement it with pro forma disclosures of net earnings and earnings per share data as if the fair value method had been applied. The Company has elected to continue to account for stock-based compensation plans under APB No. 25 and, as such, the adoption of this standard has not impacted the consolidated results of earnings or financial condition.

The Company's five stock option plans provide for the awarding of incentive and non qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company's common stock at the date of grant.

In addition to these plans, the Company has issued 342,000 non-qualified options at exercise prices ranging from $4.00 to $9.00 per share to certain directors and executive officers of the Company. Such prices were not less than the fair market value on the dates of the grant.

Under the terms of the merger agreement with NMR, all outstanding NMR employee stock options (the "NMR Employee Options") were deemed to be exercisable for that number of shares of the Company's Common Stock the option holder would have received in the NMR Acquisition, had the holder exercised the NMR Employee Options prior to the NMR Acquisition. At December 31, 1996, 78,627 stock option, related to the NMR Acquisition, to purchase the Company's Common Stock at prices ranging from $3.27 to $6.55 per share were outstanding.

Had the fair-value based method of accounting been adopted to recognize compensation expense for the above plans, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts for the years ended December 31, 1996 and 1995 as indicated below:


                                        1996        1995
                                     ----------  ----------
Net income:
  As reported                        $7,254,208  $1,690,224
  Pro forma                           6,732,000   1,651,700

Primary earnings per share:
  As reported                               .62         .22
  Pro forma                                 .58         .21

Fully diluted earnings per share:
  As reported                               .59         .22
  Pro forma                                 .52         .21

The fair value of each option grant under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                          1996    1995
                          ----    ----
All Plans:
 Dividend yield             0%      0%
 Expected volatility       52%     52%
 Expected life (years)      2       2

The risk-free interest rates for 1996 and 1995 were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate in 1996 and 1995 amounted to 5.93% and 6.41%, respectively. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 amounted to $2.34 and $1.15, respectively.

Stock option share activity and exercise price ranges under these plans and grants for the years ended December 31, 1996, 1995 and 1994, were as follows:

                                  Number of  Weighted Average
                                   Shares     Exercise Price
                                  ---------  ----------------
Outstanding, December 31, 1993      122,675       $5.00
Granted                             271,000        4.89
Exercised                              --           --
Forfeited                              --           --
                                  ---------
Outstanding, December 31, 1994      393,675        4.92

Granted                             472,500        5.32
Exercised                           (12,916)       4.00
Forfeited                           (63,584)       4.50
                                  ---------
Outstanding, December 31, 1995      789,675        5.21

Granted                           1,073,140        7.94
Granted as transfer of
 NMR Options                        132,687        5.05

Exercised                          (243,197)       5.42
Forfeited                          (120,587)       6.58
                                  ---------
Outstanding, December 31, 1996    1,631,718        6.76
                                  =========
Exercisable at:
      December 31, 1994             122,625       $5.00
      December 31, 1995             301,209       $5.31
      December 31, 1996             909,710       $6.40

The exercise prices for options outstanding as of December 31, 1996 ranged from $3.27 to $12.00.

Stock Purchase Warrants

As of December 31, 1996, the Company had granted warrants, which are currently outstanding, to purchase its Common Stock with the following terms:


    Number
      of        Exercise            Expiration
    shares        price                date
   -------      --------        ------------------
    68,750       $11.64         February 6, 1997
     4,813       $ 7.27         March 30, 1997
    17,188       $ 4.50         February 23, 1999
     2,750       $ 5.70         May 18, 1999
    17,188       $ 7.27         September 30, 1999
    37,500       $ 8.00         February 28, 2001
    37,500       $12.00         February 28, 2001
   110,000       $ 4.73         April 16, 2001
    27,500       $ 3.36         August 31, 2001
    10,313       $ 4.00         August 31, 2001
   110,000       $ 4.18         August 31, 2001
    68,750       $ 4.73         August 31, 2001
    90,000       $ 8.00         August 31, 2001
    34,375       $ 9.27         August 31, 2001
   120,000       $ 9.00         August 31, 2001
     5,000       $ 9.00         November 1, 2001
   130,625       $ 9.27         December 18, 2001
   200,000       $ 9.50         August 31, 2002
    51,563       $ 4.36         November 5, 2003
    20,625       $ 5.70         May 18, 2004
 ---------
 1,164,440
 =========

In March 1996 a financial consulting firm doing business with the Company was granted warrants to purchase 75,000 shares of the Company's Common Stock consisting of 37,500 warrants with an exercise price of $8.00 per share and 37,500 warrants with an exercise price of $12.00 per share. These warrants have a term of five years and are exercisable from date of grant.

Under the terms of the merger agreement with NMR, all outstanding NMR warrants were deemed to be exercisable for that number of shares of the Company's Common Stock the warrant holder would have received in the NMR Acquisition, had the holder exercised the NMR warrant prior to the NMR Acquisition. As such, the Company now has:

     Warrants issued to purchase 17,188 shares of the Company's Common Stock at an exercise price of $7.27 per share to a radiology group providing services to one of its centers. These warrants have a term of five years and are exercisable from the date of grant.

     Warrants issued to purchase 4,813 shares of the Company's Common Stock at an exercise price of $7.27 per share in connection with the execution of a ground lease for one of its facilities. The warrants have a term of five years and are exercisable from the date of grant.

    Warrants issued to acquire 68,750 shares of the Company's Common Stock at $11.64 per share to a financial consulting firm. The warrants have a term of five years and are exercisable from date of grant.

    Warrants granted to non-employee directors of NMR to purchase 13,750 shares (an aggregate of 130,625 shares) of the Company's Common Stock at $9.27 per share. These warrants have a term of ten years and are exercisable from date of the grant.

    Warrants granted to a non-employee director of NMR to purchase 2,750 shares of the Company's Common Stock at an exercise price of $5.70 per share. These warrants have a term of ten years and are exercisable from the date of grant.

    Warrants issued to purchase 17,188 shares of the Company's Common Stock at an exercise price of $4.50 per share to a professional corporation providing legal services to NMR. These warrants have a term of ten years and are exercisable from the date of grant.

    Warrants granted and officer and director of NMR to acquire 51,563 shares of the Company's Common Stock at an exercise price of $4.36, and 20,625 share of common stock at an exercise price of $5.70. These warrants have a term of ten years and are exercisable from the date of grant.

For services rendered by a financial advisory company owned by the Chairman of the Board of Directors of the Company in connection with the NMR Acquisition, the Company issued warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $9.00 per share. These warrants have a term of five years and are exercisable from date of grant.

As required by the merger agreement with NMR, the President of NMR was granted
(i) five year warrants to purchase 40,000 shares of the Company's Common Stock at an exercise price of $8.00 per share and (ii) six year warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $9.50 per share, and (iii) in exchange for his NMR employee stock options, three separate five year warrants to purchase 34,375, 68,750 and 34,375 shares of the Company's Common Stock at exercise prices of $9.27, $4.18 and $4.73, respectively.

As required by the merger agreement with NMR, the Executive Vice President - Finance of NMR was granted (i) five year warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $8.00 per share and (ii) in exchange for his NMR employee stock options, four separate five year warrants to purchase 10,313, 27,500, 41,250 and 34,375 shares of the Company's Common Stock at exercise prices of $4.00, $3.36, $4.18 and $4.73, respectively.

8.  Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS No. 109") "Accounting for Income Taxes.", which requires an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities.

As of December 31, 1996, the Company for Federal income tax purposes, has net operating loss carryforwards which begin to expire in the year 1999, of approximately $8,028,613, all of which represent net operating losses of acquired companies. Under Section 382 of the Internal Revenue Code, the Company's acquired operating losses are subject to an annual utilization limitation of approximately $2,282,068. Any unutilized annual limitation may be carried forward to available future carryforward years.

For Federal income tax purposes, the Company has investment tax credits of $385,638 all of which represent investment tax credits of an acquired company. The Company's investment tax credits begin to expire in the year 1999 and are accounted for under the flow through method.

Significant components, tax effected, of the Company's deferred tax assets and (liabilities) at December 31, 1996 and 1995 are as follows (in thousands):



                                  1996      1995
                                --------  --------
Deferred tax liabilities:
  Fixed assets                  $(  857)   $   52
  Deferred rent                  (   59)   (   89)
  Cash to accrual basis          (  362)       --
                                -------    ------
Deferred tax liabilities         (1,278)   (   37)
                                -------    ------
Deferred tax assets:
  Net operating losses            2,956        --
  Tax credits                       385        --
  Accounts receivable             3,354     1,871
  Capital leases                    135       153
  Intangibles                       220       544
  Capital loss carryforwards        133        74
                                -------    ------
Deferred tax assets               7,183     2,642
Valuation allowance              (  200)   (  200)
                                -------    ------
Net deferred tax asset          $ 5,705    $2,405
                                =======    ======


Components of the provision for (benefit from) income taxes are as follows:

                   1996          1995         1994
               ------------  ------------  ----------
Current:
    Federal     $3,764,000   $ 3,051,000   $ 575,000
    State        1,239,000       769,000     150,000
                ----------   -----------   ---------
                 5,003,000     3,820,000     725,000
                ----------   -----------   ---------

Deferred:
    Federal       (704,000)   (1,789,000)   (244,000)
    State         (137,000)     (372,000)        ---
                ----------   -----------   ---------
                  (841,000)   (2,161,000)   (244,000)
                ----------   -----------   ---------
                $4,162,000   $ 1,659,000   $ 481,000
                ==========   ===========   =========


A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate as reported is as follows:



                                                1996     1995      1994
                                               ------   ------    ------
Taxes at Federal statutory rate                 34.0%    34.0%    (34.0%)
Effect of partnership status and amounts
 taxed to parties other than the Company        (1.1%)    2.0%     (1.5%)
State and local income taxes, net                6.1%     4.5%      6.0%
Net operating loss carryforwards                  --       --     (31.4%)
Meals and entertainment                          1.9%     3.6%     19.5
Change in valuation allowance                     --    (26.2%)    93.2%
Goodwill                                         2.3%      --       --
Other                                           (6.6%)   10.7%     27.0%
                                                -----   ------    ------
Effective income tax rate                       36.6%   28.6%     78.8%
                                                =====   ======    ======

Prior to the merger, the taxable income (loss) of StarMed was included in the individual income tax returns of the partners. Accordingly, for periods prior to the merger, no provision for income tax has been recorded in the accompanying consolidated financial statements. The unaudited pro forma information accompanying the consolidated statement of operations reflects the income tax affects as if StarMed had been a taxable entity for all periods presented. The income taxes are calculated at 39% of income before income taxes, adjusted for nondeductible amortization of intangibles and other nondeductible items.

The provision for state income taxes for 1994 includes certain adjustments related to payments of prior year state income taxes. All operating loss carryforwards have been used at December 31, 1994.

Discontinued operations in 1995 is net of a benefit for federal income taxes of $750,000 and a benefit for state income taxes of $218,000. These tax benefits are allocated $312,000 to loss from operations of discontinued business and $656,000 to loss on sale of discontinued business. In periods before the merger, the discontinued business operated under the form of partnerships and, accordingly, no taxes are provided.

10. Commitments and Contingencies

The Company has entered into noncancelable leases for certain medical diagnostic equipment and furniture and fixtures, and has capitalized the assets relating to these leases. In most cases, the leases are collateralized by the related equipment. Certain leases included renewal options for additional periods. Additionally, at certain centers, the Company is liable for additional rent payments based upon predetermined annual activity levels where the medical diagnostic equipment is located. These additional rent payments amounted to approximately $111,000 and $83,000 for the years ended December 31, 1995 and 1994, respectively.

The following is a summary of assets under capital leases:

                                             December 31,
                                       1996              1995
Medical diagnostic and office
     equipment                     $ 23,036,069       $ 15,819,882
Less:  Accumulated depreciation     (12,095,671)        (7,745,386)
                                   ------------       ------------
                                   $ 10,940,398       $  8,074,496
                                   ============       ============



Amortization expense relating to property and equipment under capital leases at December 31, 1996, 1995 and 1994 was $3,377,470, $2,045,000 and $3,389,000,
respectively.

The following is a schedule by fiscal year of the minimum future lease payments under capital leases as of December 31, 1996:


            Year ending December 31,
                    1997                            $ 7,167,189
                    1998                              4,642,623
                    1999                              3,090,601
                    2000                              1,495,485
                    2001                                303,112
                 thereafter                                 ---
--------------------------------------------------  -----------
            Total minimum lease payments             16,699,010
       Less:  amount representing
                 interest (imputed at an average
                 rate of 9.8%)                        2,333,703
--------------------------------------------------  -----------
            Present value of
              minimum lease payments                 14,365,307
            Less current installments                 5,991,626
--------------------------------------------------  -----------
            Obligations under capital leases,
              less current installments             $ 8,373,681
==================================================  ===========

The Company leases its corporate offices and certain centers for periods generally ranging from three to ten years. These leases include rent escalation clauses generally tied to the consumer price index and contain provisions for additional terms at the option of the tenant. The leases generally require the Company to pay utilities, taxes, insurance and other costs. Rental expense under such lease were approximately $2,597,381, $2,238,000 and $2,296,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Ten of the offices are subleased to affiliated Physicians. By reason of the sublease arrangements, if the respective Physicians should be unable to pay the rental on the site, the Company would be contingently liable. As of December 31, 1996, the Company has subleased the operating sites to the Physicians for the base rental as stipulated in the original lease. For the year ended December 31, 1996 the related sublease income has been offset by the lease rent expense. The Company also has operating lease for diagnostic imaging equipment installed in its Philadelphia, Pennsylvania and Seabrook, Maryland centers. In addition, StarMed leases temporary housing for its per diem employees under operating leases with terms of one to three months. Total rent expense for temporary housing amounted to approximately $1,744,000, $1,757,000 and $1,787,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases and the Company's corporate rentals. As of December 31, 1996, the aggregate future minimum lease payments and sublease rentals are as follows:


                                         Original
Year ended December 31,      Leases     Subleases       Net
-------------------------  -----------  ----------  -----------
     1997                  $ 3,962,224  $  777,391  $ 3,184,833
     1998                    2,926,586     673,875    2,252,711
     1999                    2,417,041     593,738    1,823,303
     2000                    1,799,553     476,635    1,322,918
     2001                    1,236,167     291,274      944,893
  thereafter                   984,783      36,861      947,922
-------------------------  -----------  ----------  -----------
                           $13,326,354  $2,849,774  $10,476,580
                           ===========  ==========  ===========

In September 1992, an individual brought an action in the Supreme Court of the State of New York, County of Bronx, against a number of physicians, a hospital and North Bronx Resources, Inc., a wholly owned subsidiary of the Company ("North Bronx"), for damages in an unspecified amount resulting from an alleged failure to diagnose a brain tumor at the time the imaging services were performed for the plaintiff. The complaint alleges that North Bronx was negligent in its rendering of medical care and treatment to the patient. In December 1992, North Bronx answered, denying the substantive allegations of the complaint, raising an affirmative defense that the plaintiff's action does not state a claim against North Bronx for which relief can be granted, and cross claimed against the defendants in the action. In 1996, North Bronx settled for an immaterial amount.

In 1996, an individual and his spouse brought an action in the Supreme Court of the State of New York, King's County against MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging") for damages aggregating $12.5 million. The plaintiff alleges negligent operations, improper supervision and hiring practices and the failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurance will pursue the defense of this matter, however such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery. The Company's legal counsel believes that it is more probable than not that the plaintiffs will not recover the damages sought. The Company has made no provision in its financial statements for this matter. In the event the plaintiffs prevail, this matter may have a material adverse effect on the Company's financial condition, results of operations and cash flow.

11. Related Parties

The Company pays an annual financial advisory fee to an affiliate (the "Affiliate") of the Company's Chairman of the Board and controlling stockholders. Such fees amounted to $102,084, $225,000 and $225,000 in the years ended December 31, 1996, 1995 and 1994, respectively. During the year ended December 31, 1996, the Company also paid transaction related advisory fees and expenses to the Affiliate of $362,500 and issued to the affiliate warrants to purchase 120,000 shares of the Company's common stock exercisable at $9.00 per share for services rendered to the Company, including services in connection with the NMR acquisition, the public offering of the Company's common stock in October 1996 and other transactions.

The Company believes that such fees were on terms no less favorable to the Company than what the Company could have otherwise received from an unaffiliated third party. In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time grants options at fair market value to such individuals. As of December 31, 1996, stock options to purchase 764,666 shares of the Company's common stock have been issued to board members, including the Chairman, who are also associated with or affiliated with the Affiliate, options to purchase 15,000 shares of the Company's common stock have been granted to an individual employed by an affiliate of the Affiliate for consulting services rendered to the Company. The exercise prices of such options and warrants, referred to below, were no less than the fair market value of the Company's common stock at the date of grant.

In connection with the execution of four acquisitions in 1997 the Company has issued warrants to purchase 281,000 shares of the Company's Common Stock to the Affiliate. In addition, the Company has authorized the issuance of warrants to purchase 168,000 shares of the Company's Common Stock to the Affiliate in connection with a probable acquisition in 1997.

North Bronx Resources, Inc., a subsidiary of the Company and General Partner of North Bronx Services Group, L.P. has entered into a noncancelable operating lease for the rental of space from an affiliate, Inter-County Resources Company, Inc. (a limited partner in North Bronx Services, L.P.) The lease provides for scheduled increases in base rent at varying intervals during the lease term and adjustments to the base rent based on increases in the consumer price index. Under the terms of the agreement, the General Partner of North Bronx Services Group, L.P. is responsible for the lease payments in the event of default by the Partnership. Rental expense for the Partnership was approximately $262,000, $306,000 and $418,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

During the year ended December 31, 1996, the Company, in accordance with the related partnership agreements, allocated certain corporate overhead costs to the limited partnerships which resulted in $1,781 of such costs being attributed to the minority interests.


12.  Segment Information

The Company operates in two industry segments - diagnostic imaging services and temporary staffing services. The operations of the diagnostic imaging services segment involves operating and managing 38 free standing imaging centers, located in six states. The operations of the temporary staffing services segment involves providing temporary staffing of registered nurses, technicians and other medical industry personnel to acute and sub-acute care facilities.

The following table shows net revenues, operating income and other financial information by industry segment for the years ended December 31:

                                      1996         1995          1994
                                  ------------  -----------  ------------

Net revenues:
Diagnostic imaging centers        $ 64,762,017  $35,860,798  $30,607,729
Temporary staffing services         29,023,100   16,132,960   14,571,216
                                  ------------  -----------  -----------
    Total                         $ 93,785,117  $51,993,758  $45,178,945
                                  ============  ===========  ===========

Operating income (loss)(a):
Diagnostic imaging centers        $ 13,699,824  $ 7,193,994  $ 1,168,896
Temporary staffing services            992,971      312,917   (  133,267)
                                  ------------  -----------  -----------
     Total                        $ 14,692,795  $ 7,506,911  $ 1,035,629
                                  ============  ===========  ===========

Identifiable assets:
Diagnostic imaging centers        $154,414,650  $36,549,946  $28,131,474
Temporary staffing services         10,099,162    7,585,877    7,778,000
                                  ------------  -----------  -----------
    Total                         $164,513,812  $44,135,823  $35,909,474
                                  ============  ===========  ===========

Depreciation and amortization:
Diagnostic imaging centers        $  6,963,834  $ 4,274,140  $ 4,545,054
Temporary staffing services            501,641      293,004      299,211
                                  ------------  -----------  -----------
    Total                         $  7,465,475  $ 4,567,144  $ 4,844,265
                                  ============  ===========  ===========

Capital expenditures (b):
Diagnostic imaging centers        $    910,099  $   771,090  $   476,648
Temporary staffing services            159,771      105,928       86,426
                                  ------------  -----------  -----------
    Total                         $  1,069,870  $   877,018  $   563,074
                                  ============  ===========  ===========


(a) The Company's 1994 charges to operations relating to the write-down of value of venture contracts and intangible assets, provision for minority interest in losses of joint venture, executive severance, write-down of medical diagnostic equipment and the gain on disposal of medical diagnostic equipment, were attributable to the operations of the diagnostic imaging services segment only.

(b) Equipment financed under capital leases and notes payable amounted to $3,698,196, $1,159,000 and $892,000 in 1996, 1995 and 1994, respectively.

13.  Quarterly Consolidated Financial Information (Unaudited)

     The following is a summary of unaudited quarterly consolidated financial results for the years ended December 31:


                           (000's omitted, except for per share amounts)
     1996                      1st Qtr   2nd Qtr    3rd Qtr    4th Qtr
                               --------  -------    -------    -------

    Revenue, net                $18,098  $18,678    $24,774    $32,235
    Operating income              2,328    3,027      3,927      5,411
    Net income                    1,298    1,606      1,845      2,505

    Fully diluted income
     (loss) per share               .16      .16        .15        .14



     1995                      1st Qtr   2nd Qtr    3rd Qtr    4th Qtr
                               --------  -------    -------    -------


    Revenue, net                $12,140  $12,759    $13,430    $13,665
    Operating income (loss)       1,631    2,223      2,109      1,544
    Net income (loss)              (232)     997       (256)     1,181

    Fully diluted income
     (loss) per share              (.03)     .13       (.03)       .15




    (1) Quarterly income per fully diluted common share does not equal the annual amount due to changes in the common and equivalent shares outstanding.

Quarterly results are generally effected by the timing of acquisitions, including limited partner interests, and the number of operating days in the quarter.

14.  Fair Value of Financial Instruments

The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                          December 31, 1995
                                      ------------------------
                                        Carrying
                                         Amount    Fair Value
                                      -----------  -----------
 Assets:
   Cash and cash
     equivalents                      $ 3,935,000  $ 3,935,000
   Accounts receivable,
     net                               13,838,000   13,838,000
 Liabilities:
     Notes payable                    $ 5,407,000  $ 5,407,000
     Convertible debentures             4,350,000    4,466,000

                                          December 31, 1996
                                      ------------------------
                                        Carrying
                                         Amount    Fair Value
                                      -----------  -----------
  Assets:
  Cash and cash equivalents           $15,346,000  $15,346,000
  Short-term investments                6,163,000    6,163,000
  Restricted cash                       1,045,000    1,045,000
  Patient receivables and due from
   affiliated physician
   associations, net                   39,878,000   39,878,000
Liabilities:
  Notes payable                       $19,367,000  $19,093,000
  Capital lease obligations            14,365,000   14,681,060
  Convertible debentures                6,988,000    6,972,000

The carrying amounts of cash and cash equivalents, short-term investments, long-term investments and due from affiliated physician associations and patient receivables, net are a reasonable estimate of their fair value. The fair value of the Company's notes payable, capital lease obligations and convertible debentures are based upon a discounted cash flow calculation utilizing rates under which similar borrowing arrangements can be entered into by the Company.

15. Acquisitions

On May 26, 1995, the Company consummated the acquisition of the business operations of New England MRI, Inc. (the "Seller"), a Florida corporation based in Fort Myers, Florida, which owned and managed two diagnostic imaging centers (the "Fort Myers Centers"). The acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated as of May 17, 1995 by and among two of the Company's wholly owned subsidiaries - Fort Myers Resources, Inc. ("FMR") and Central Fort Myers Resources, Inc. ("CMFR"), and the Seller. Pursuant to the Agreement, FMR acquired substantially all of the assets of one of the centers and CMFR acquired all of the assets of the other center through the issuance of 1,200,000 shares of the Company's common stock valued at $3,448,500. Of the 1,200,000 shares, 600,000 shares were issued at closing with the remaining 600,000 shares to be issued within two years of closing (525,000 of such shares were issued subsequent to December 31, 1996. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $2,980,000 and is being amortized on a straight line basis over 20 years. Subject to the Centers achieving certain earning objectives within the next three years, an additional 200,000 shares may be issued to the Seller. These shares have not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earning objectives are ultimately achieved, the market value of the shares upon issuance will be recorded as additional goodwill subject to amortization over the stated period. The accompanying consolidated financial statements include the operations of FMR and CMFR from the above date of acquisition. The shares issued to the Seller as consideration for the purchased assets are subject to certain registration rights.

On June 19, 1995, the Company consummated the acquisition of the business operations of PCC Imaging, Inc. ("PCC"), a Delaware corporation based in Hackensack, New Jersey, which owns and manages a diagnostic imaging center. The acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated June 19, 1995 by and among Hackensack Resources, Inc. ("HRI") and PCC. Pursuant to the agreement, the Company's wholly owned subsidiary, HRI, acquired substantially all of the assets of the center for $1,800,000 in cash. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $751,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of PCC from the above date of acquisition.

On January 9, 1996, the Company consummated the acquisition of the business assets of MRI-CT, Inc., a New York corporation based in New York, New York (the "MRI-CT") comprised primarily of four diagnostic imaging centers. The acquisition was consummated pursuant to an Asset Purchase Agreement dated December 21, 1995 by and among the Company and MRI-CT. Pursuant to the Agreement, a wholly owned subsidiary of the Company acquired all of the business assets of MRI-CT for a combination of $553,000 cash, 194,113 shares of the Company's common stock valued at $914,000 and a $88,000 note payable bearing interest at prime due January 9, 2001. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1,540,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of MRI-CT from the above date of acquisition.

On January 12, 1996, the Company consummated the acquisition of the common stock of NurseCare Plus, Inc. ("NurseCare") a California corporation based in Oceanside, California, which provides supplemental healthcare staffing services for clients including hospitals, clinics and home health agencies in Southern California. The NurseCare acquisition was consummated pursuant to a Stock Purchase Agreement dated as of January 11, 1996 by and among StarMed Staffing, Inc. the Company's wholly owned subsidiary ("StarMed") and NurseCare. Pursuant to the NurseCare Agreement, StarMed acquired from NurseCare all of the common stock of NurseCare for $2,514,000, payable in $1,264,000 cash and a note payable for $1,250,000 bearing interest at prime plus one percent due January 12, 1999. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $2,087,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of NurseCare from the above date of acquisition.

On April 19, 1996, the Company entered into an asset purchase agreement with Americare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("Americare"). Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities of Americare for $1,500,000 cash and 228,751 shares of the Company's common stock valued at $1,275,000. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $2,862,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of AmeriCare from the above date of acquisition.

On April 30, 1996, the Company entered into an asset purchase agreement with Access Imaging center, Inc. ("Access"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Access for $1,300,000 cash and 192,063 shares of the Company's common stock valued at $1,445,000. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1,972,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of Access from the above date of acquisition.

On June 28, 1996, the Company entered into an asset purchase agreement with WeCare Allied Health Care, Inc. ("WeCare"). Pursuant to the agreement, the Company acquired certain assets for $1,050,000 cash and a $510,000 note payable
bearing interest at prime plus one percent due July 1998.   The acquisition was
accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1,769,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of WeCare from the above date of acquisition.

On July 8, 1996, the Company acquired a diagnostic imaging center in Centereach, New York ("Centereach"). Pursuant to the acquisition, the Company acquired certain of the assets for approximately $3,100,000 in cash. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $2,989,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of Centereach from the above date of acquisition.

On August 30, 1996, the Company consummated the NMR Acquisition. NMR is engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,500 shares of the Company's common stock valued at $39,350,000. The transaction was accounted for as a purchase transaction where the value of the shares issued was allocated to the net assets acquired based upon their respective fair values. The operating results of NMR are consolidated with the Company for the periods following the acquisition. Approximately $35,286,000 in goodwill was recognized with this transaction and is being amortized on a straight line basis over twenty years.

On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York. Pursuant to the acquisition agreement, the Company acquired certain assets and liabilities for 573,175 shares of the Company's common stock valued at $4,500,000 and $1,900,000 in cash. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of the centers from the above date of acquisition.

On December 16, 1996, the Company acquired the Imaging Center of the Ironbound in Newark, New Jersey from TME, Inc. for $216,000 in cash and 18,868 shares of Company common stock valued at $200,000. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $440,663 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of the center from the above date of acquisition.

 17. Subsequent Events (Unaudited)

Acquisitions:
------------

On January 17, 1997, the Company acquired a diagnostic imaging center located in Melbourne, Florida for approximately $1,100,000 in cash. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $663,000 and will be amortized on a straight line basis over 20 years.

On January 29, 1997, the Company acquired two diagnostic imaging centers in southern California; a multi-modality imaging center in San Clemente, California and an imaging facility in Oceanside, California for approximately $1,000,000 payable in cash and contingent consideration, payable in the Company's common stock, based on the centers achieving certain financial objectives. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $1,157,000 and will be amortized on a straight line basis over 20 years.

On March 3, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for $2,300,000 in the Company's common stock. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $1,612,000 and will be amortized on a straight line basis over 20 years.

  On March 11, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $10,600,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers throughout the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $17,945,000 and will be amortized on a straight line basis over 20 years.

On March 12, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida for approximately $2,000,000 in cash and approximately $600,000 in the Company's common stock. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $2,236,000 and will be amortized on a straight line basis over 20 years.

On March 14, 1997, the Company acquired a diagnostic imaging center located in Rancho Cucamonga, California for approximately $2,500,000 in cash and approximately 500,000 in the Company's common stock. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $3,143,000 and will be amortized on a straight line basis over 20 years.

Debt Financing:
--------------

On February 20, 1997 the Company completed a $52,000,000 private placement of Senior Notes to a group of insurance companies led by John Hancock Mutual Life Insurance Company. Dillon, Reed & Co., Inc. acted as agent in connection with the placement. The notes bear interest at an annual rate of 7.77%, are subject to equal annual sinking fund payments commencing in February 2001 and have a final maturity in February 2005. The Company used a portion of the proceeds from the private debt placement to retire approximately $14,000,000 of existing equipment debt. The balance of the net proceeds is being used to fund acquisitions and for general corporate purposes. In connection with this placement, the Company paid an advisory fee of $225,000 to the Affiliate of the Company's Chairman of the Board and its controlling shareholder.

18.   Pro Forma Information (Unaudited)

The Company's consolidated financial statements for the year ended December 31, 1995, do not include the results of operations of MRI-CT, Inc., NurseCare, Americare, Access, WeCare, Centereach, NMR, Long Island, and Ironbound and include the results of operations of New England MRI, Inc., and PCC ("Historical Acquisitions") from the effective date of such transactions.

The Company's consolidated financial statements for the year ended December 31, 1996 include the results of operations of MRI-CT, Inc., NurseCare, Americare, Access, WeCare, Centereach, NMR, Long Island, and Ironbound from the effective dates of such transactions. The Company in October 1996, completed a secondary stock offering resulting in the issuance of 3,680,000 shares. Such offering was undertaken to fund the purchase of individual or groups of centers. As such, pro forma earnings per share reflects the dilutive effect of such incremental shares, as if the secondary offering was effected on January 1, 1996. The following summarizes the unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, assuming all of the foregoing acquisitions had occurred on January 1, 1996 and 1995 and the Company's secondary equity offering was effected on January 1, 1996 (in thousands, except per share data):

                                       1995           1996
                                    (Unaudited)    (Unaudited)
                                    -----------    -----------
Revenue, net                          $ 99,896       $122,692
Operating income                      $ 13,821       $ 20,258
  Income before income taxes          $  9,888       $ 16,835
Fully diluted net income per share    $    .51       $    .59

The Company's consolidated financial statements for the year ended December 31, 1996, do not reflect the impact of its acquisitions effected subsequent to such date (See note 17). The following summerizes the unaudited pro forma results of operations for the year ended December 31, 1996, as if such acquisitions had occurred on January 1, 1996, as well as the Company's 1996 acquisitions and its October 1996 secondary offering.

                                                      1996
                                                   (Unaudited)
                                                   -----------
Revenue, net                                         $163,730
Operating income                                     $ 28,868
  Income before income taxes                         $ 23,201
Fully diluted net income per share                   $    .77

Medical Resources, Inc. and Subsidiaries

Schedule II    Valuation and Qualifying Accounts


                                       Balance at   Additions                 Balance
                                        Beginning   Charged to                 at End
         Description                    of Period    Expense    Deductions    of Period
------------------------------         --------------------------------------------------
Year ended December 31, 1994

Total Allowance for Doubtful
  Accounts and Contractual
  Adjustments                           $2,549,304  $2,495,413   $2,163,290   $2,881,427
                                       ==================================================

Year ended December 31, 1995

Total Allowance for Doubtful
  Accounts and Contractual
  Adjustments                           $2,881,427  $3,377,862     $427,772   $5,831,517
                                       ==================================================

Year ended December 31, 1996

Total Allowance for Doubtful
  Accounts and Contractual
  Adjustments                           $5,831,517  $4,783,307   $2,079,641   $8,535,183
                                       ==================================================

