Form 10-K/A
period 1996-12-31
MEDICAL RESOURCES INC /DE/
filed 1997-04-08
CIK 725151

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 0-20440

                            MEDICAL RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      13-3584552
      (STATE OF INCORPORATION)                             (IRS EMPLOYER
                                                        IDENTIFICATION NO.)

  155 STATE STREET, HACKENSACK, NJ                             07601
   (ADDRESS OF PRINCIPAL EXECUTIVE                          (ZIP CODE)
               OFFICE)

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

                           Yes  [X]          No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 26, 1997 19,331,236 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $185,960,045.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed not later than 120 days after December 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

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

  Medical Resources was incorporated in Delaware in August 1990 and has its principal executive office at 155 State Street, Hackensack, New Jersey 07601, telephone number (201) 488-6230. Prior to the Company's incorporation, the Company's operations, which commenced in 1979, were conducted by corporations which are now among its subsidiaries.

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

  Magnetic Resonance Imaging. MR is a sophisticated diagnostic imaging system that utilizes a strong magnetic field in conjunction with low energy electromagnetic waves which are processed by a computer to produce high resolution images of body tissue. A principal element of MR imaging is that the atoms in various kinds of body tissue behave differently in response to a magnetic field, enabling the differentiation of internal organs and normal and diseased tissue. Unlike CT and x-rays, MR does not utilize ionizing radiation which can cause tissue damage in high doses. As with other diagnostic imaging technologies, MR is generally non-invasive.

  Computerized Tomography. CT is used to detect tumors and other conditions affecting bones and internal organs. CT provides higher resolution images than conventional x-rays, but generally not as well defined as those produced by MR. In a CT, a computer directs the movement of an x-ray tube to produce multi-cross sectional images of a particular organ or area of the body.

  Ultrasound. Ultrasound has widespread application, particularly for procedures in obstetrics, gynocology and cardiology. Ultrasound imaging relies on the computer-assisted processing of sound waves to develop images of internal organs and the vascular system. A computer processes sound waves as they are reflected by body tissue, providing an image that may be viewed immediately on a computer screen or recorded continuously or in single images for further interpretation.

  Nuclear Medicine. Nuclear medicine is used primarily to study anatomic and metabolic functions. During a nuclear medicine procedure, short lived radioactive isotopes are administered to the patient by ingestion or injection. The isotopes release small amounts of radioactivity that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures.

  General Radiology and Fluoroscopy (X-ray). The most frequently used type of imaging equipment, radiology uses "x-rays" or ionizing radiation to penetrate the body and record images on film. Fluoroscopy uses a video viewing system for real time monitoring of the organs being visualized.

  Mammography. Mammography is a specialized form of radiology equipment using low dosage x-rays to visualize breast tissue. It is the primary screening tool for breast cancer.

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

                                                                 OPERATED
        LOCATION                         NAME                    SINCE(1)    OWNERSHIP(2)   MODALITIES(3)
        --------         ------------------------------------ -------------- ------------ -----------------
Northeast Region
 Englewood, NJ.......... Englewood Imaging Center             December 1979       100%    MR,CT,US,R,F,M
 Marlton, NJ(5)......... MRImaging of South Jersey            July 1984          91.0%    MR
 Union, NJ(5)........... OPEN MRI of Union                    August 1984        79.7%    MR
 Morristown, NJ(5)...... MRImaging of Morristown              December 1984      94.2%    MR
 Philadelphia, PA(5).... Academy Imaging Center               January 1986       97.7%    MR,CT,US,NM,R,F,M
 Allentown, PA(5)....... MRImaging of Lehigh Valley           May 1986           95.9%    MR
 Clifton, NJ............ Clifton Medical Imaging Center       June 1987           100%    MR,CT,US,NM,R,F,M
 Yonkers, NY............ Inter-County Imaging                 September 1987     65.0%    MR,CT,US,NM,R,F,M
 West Orange, NJ(4)..... Northfield Imaging                   January 1991        100%    MR,CT,US,NM,R,F,M
 Bel Air, MD(5)......... Colonnade Imaging Center             November 1991      62.9%    MR,CT,US,NM,R,R,M
 Jersey City, NJ........ The MR Institute at Midtown          July 1992           100%    MR
 Brooklyn, NY........... Advanced MRA Imaging Associates      January 1993       51.0%    MR,CT,US,NM,R,R,M
 Seabrook, MD(5)........ Seabrook Radiological Center         April 1995         87.1%    MR,CT
 Hackensack, NJ......... Hackensack Diagnostic Imaging        June 1995           100%    MR,CT,US,R,F,M
 Bronx, NY.............. Westchester Square Imaging           January 1996        100%    MR,CT
 New York, NY........... MRI-CT Scanning of Manhattan         January 1996        100%    MR,CT,US,R,M
 Centerreach, NY........ Open MRI of Centerreach              July 1996           100%    MR
 Garden City, NY........ Open MRI at Garden City              November 1996       100%    MR
 East Setauket, NY...... Open MRI at Smith Haven              November 1996       100%    MR
 Newark, NJ............. Imaging Center of the Ironbound      December 1996       100%    MR
 North Bergen, NJ....... Advanced Magnetic Imaging            March 1997          9.0%    MR
 Kearny, NJ............. West Hudson MRI Associates           March 1997         25.0%    MR
 Cranford, NJ........... Cranford Diagnostic Imaging          March 1997         75.0%    MR,CT,US,M
 Montvale, NJ........... Montvale Medical Imaging             March 1997         13.8%    MR,CT,US,M,R,F
 Randolph, NJ........... Morris-Sussex MRI                    March 1997         20.0%    MR
 Totowa, NJ............. Advantage Imaging                    March 1997         15.0%    MR
 Dedham, MA............. MRI of Dedham                        March 1997         35.0%    MR
 Seekonk, MA............ Rhode Island-Massachusetts MRI       March 1997          5.0%    MR
 Chelmsford, MA......... MRI of Chelmsford                    March 1997         65.0%    MR
Florida
 St. Petersburg, FL..... Magnetic Resonance Associates        July 1984          80.2%    MR
 Naples, FL............. Gulf Coast MRI                       June 1993           100%    MR
 Ft. Myers, FL.......... Ft. Myers MRI-Central                May 1995            100%    MR,CT
 Ft. Myers, FL.......... Ft. Myers MRI-South                  May 1995            100%    MR
 Cape Coral, FL(5)...... Cape Coral MRI                       September 1995      100%    MR
 Naples, FL(5).......... Naples MRI                           September 1995      100%    MR
 Titusville, FL(5)...... MRI of North Brevard                 September 1995      100%    MR
 Sarasota, FL(5)........ Sarasota Outpatient MRI & Diag. Ctr. September 1995      100%    MR, CT
 Tampa, FL.............. Americare MRI                        May 1996            100%    MR
 Tampa, FL.............. Americare Imaging                    May 1996            100%    CT,US,NM,R,M
 Tarpon Springs, FL..... Tarpon Springs MRI                   May 1996            100%    MR
 Clearwater, FL......... Access Imaging                       May 1996            100%    MR
 Melbourne, FL.......... South Brevard MRI                    January 1997        100%    MR
 Jacksonville, FL....... MRI Center of Jacksonville           February 1997       100%    MR
 West Palm, FL.......... The Magnet of Palm Beach March       March 1997          100%    MR,CT,US,R,M
Chicago Area
 Chicago, IL(5)......... MRImaging of Chicago                 April 1987         87.2%    MR
 Chicago, IL(5)......... OPEN MRI of Chicago                  June 1992          79.6%    MR
 Oak Lawn, IL(5)........ Oak Lawn Imaging Center              January 1994        100%    MR,CT,US,R,F,M
 Des Plaines, IL(5)..... Golf MRI & Diagnostic Imaging Ctr.   January 1995       75.0%    MR,CT,US,NM,R,F,M
 Libertyville, IL(5).... Libertyville Imaging Center          January 1995        100%    MR,R,F
 Chicago, IL(5)......... Central Diveresy, IL                 January 1996        100%    MR
California
 Long Beach, CA......... Long Beach Radiology                 January 1997        100%    MR
 San Clemente, CA....... Oceanview Diagnostic Imaging         January 1997        100%    MR,CT,US,R,F,M
 Rancho Cucamonga, CA... Grove Diagnostic Imaging             March 1997          100%    MR,CT,NM,US,R,F,M

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

OPERATIONS OF CENTER AND SERVICES PROVIDED BY THE COMPANY

  General. The Company's centers provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payer groups. The Company's centers are operated in a manner which eliminates the admission and other administrative inconvienence of in-hospital diagnostic imaging services. The Company's imaging services are performed in an outpatient setting by trained medical technologists under the direction of interpreting physicians. Following the diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. These reports are transcribed by Company personnel and then delivered to the referring physician. The interpreting physicians are board certified specialists in radiology, nuclear medicine, nuclear cardiology or neuroradiology, as appropriate. Such interpreting physicians are independent contractors, located at the center on a full time basis, and are not employees of the Company. All medical aspects of each center are under the direct control and are the sole responsibility of the interpreting physician. The Company is not engaged in the practice of medicine.

  Financial and Operational Programs. Each center implements a total quality management program which emphasizes fully upgradable imaging equipment, on site board certified radiologists, the participation of technical employees in rigorous ongoing quality assurance programs and patient and physician satisfaction surveys. The Company also utilizes group purchasing of certain goods and services to reduce the operating expenses of its centers. The compensation of the centers' managers and certain other personnel is tied directly to the centers' profitability.

  Management Information Systems. The Company has developed sophisticated management information systems designed to, among other objectives, enhance the efficiency and productivity of its centers, lower operating costs, facilitate financial controls, increase reimbursement and assist in the analysis of sales, marketing and referral data. The management information systems provide information and assistance to managers with respect to, among other matters, billing, patient scheduling, marketing, sales, accounts receivable, referrals and collections. These systems, which provide highly detailed or customized management reports, enable management to coordinate and enhance many aspects of the centers' operations and allow for the development of working plans for improving profit margins by reviewing results and trends in center operations. Generally each of the centers or groups of centers acquired have had different operating and financial systems and operating procedures. The Company evaluates the effectiveness of each and develops a transition plan to integrate each center, over time, to the Company's targeted operating and financial systems environment.

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

ITEM 2. PROPERTIES

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

ITEM 3. LITIGATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the last quarter for the year ended December 31, 1996.

                                    PART II

ITEM 5. FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Market Information and Stock Price

  The Company's common stock had been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market, under the symbol MRII, since November 3, 1995, and on the NASDAQ SmallCap Market prior thereto. The following table sets forth for the periods indicated below the high and low bid prices per share of the Common Stock as reported by
NASDAQ:

                                                                   HIGH    LOW
                                                                  ------- ------
      1995
        First Quarter............................................ $    4  $2 7/8
        Second Quarter........................................... $ 3 3/4 $3 1/8
        Third Quarter............................................ $ 6 1/2 $3 1/2
        Fourth Quarter........................................... $    8  $4 1/2
      1996
        First Quarter............................................ $ 6 3/8 $4 5/8
        Second Quarter........................................... $10 1/4 $   6
        Third Quarter............................................ $ 9 1/4 $6 1/4
        Fourth Quarter........................................... $11 3/4 $   7

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

  In addition, on March 1, 1996, the Company issued to a financial advisory and brokerage firm, five-year warrants to purchase 75,000 shares of the Company's Common Stock consisting of 37,500 warrants with an exercise price of $8.00 per share and 37,500 warrants with an exercise price of $12.00 per share, for financial advisory services rendered to the Company; on May 20, 1996, the Company issued to 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board, five year warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $9.00 per share, for financial advisory services rendered to the Company in connection with the NMR Acquisition; and on November 1, 1996, the Company issued to a financial consultant, five year warrants to purchase 5,000 shares of the Company's Common Stock at an exercise price of $9.00 per share, for financial advisory services rendered to the Company. In all cases, the exercise prices of the warrants referred to above were no less than, and in some cases exceeded, the fair market value of the Company's Common Stock on the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

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

                                    1996     1995     1994      1993      1992
                                  -------- -------- --------  --------  --------
STATEMENT OF OPERATIONS DATA:
Net service revenues............  $ 93,785 $ 51,994 $ 45,178  $ 45,242  $ 41,143
Operating income................    14,693    7,507    1,036       287     3,288
Income (loss) from continuing
 operations before extraordinary
 item...........................     7,254    4,143   (1,093)   (2,055)      610
  Income (loss) per share from
   continuing operations before
   extraordinary items:
    Primary.....................  $   0.62 $   0.53   ($0.15)   ($0.32) $   0.11
    Fully diluted...............  $   0.59 $   0.53   ($0.15)   ($0.32) $   0.11
SUPPLEMENTAL DATA:
Number of consolidating imaging
 centers at end of period.......        39       11        8         8         7
Total procedures at consolidated
 imaging centers................   209,970  124,302  101,460    86,686    63,246
Total Assets....................  $164,514 $ 44,136 $ 40,372  $ 40,881  $ 33,993
Long term debt and capital lease
 obligations (excluding current
 portion).......................  $ 21,012 $ 11,157 $ 13,415  $ 19,034  $ 12,765
Convertible Debentures..........  $  6,988 $  4,350

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Provision for uncollectible accounts receivable increased $1,405,000 or 41.6% from $3,378,000 from the year ended December 31, 1995 to $4,783,000 for the year ended December 31, 1996. This increase is primarily due to the significant increase in imaging revenues which have higher bad debt experience. The 1996 imaging segment provision for uncollectible accounts consists of $4,704,000 or 7.3% of revenue as compared to $3,374,000 or 9.4% of revenue in 1995. The decrease in the provision for uncollectible account receivable as a percentage of imaging revenues is due to acquired companies having a more favorable collection experience due to differences in payor mix. The Company's staffing segment provision for uncollectibles for both 1996 and 1995 was not material.

  Corporate general and administrative expense increased by $2,801,000 or 56.3% from $4,978,000 for the year ended December 31, 1995 to $7,779,000 for the current year. This increase is primarily due to the expanded business development activities and the resulting growth experienced during the year in the imaging and staffing segments, particularly following the NMR Acquisition.

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

  Income taxes increased $2,503,000 or 150.9 % for the year ended December 31, 1996 from $1,659,000 to $4,162,000. This increase is attributable to the increased profitability of the Company's existing and acquired businesses during 1996 and due to the Company's effective income tax rate which increased. The Company's provision for income taxes resulted in effective tax rates of 36.6% in 1996 and 28.6% in 1995, respectively. The 1996 provision was higher than the statutory rate due primarily to state and local income taxes, net of the Federal tax effect (6.1%), the impact on non-deductible goodwill (2.3%) and meals and entertainment, offset by other items amounting to (6.6%). In 1995, the effective tax rate was lower than the statutory rate primarily to a reduction in the deferred tax asset valuation allowance (26.2%) offset by other items amounting to 10.7%.

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

  Provision for uncollectible accounts receivable in 1995 and 1994 was $3,378,000 and $2,495,000, respectively, representing an increase of $883,000, or 35%, in 1995. As a percentage of total revenues, provision for uncollectible accounts receivable increased to 6.5% in 1995, compared to 5.5% in 1994. The increase is primarily attributable to a change in estimate for receivables derived from revenues with a higher risk of bad debts.

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

  Interest expense in 1995 and 1994 was $1,829,000 and $1,693,000, respectively, representing an increase of $136,000, or 8%, in 1995. The increase in interest expense is primarily due to the interest on the convertible debentures which accounted for $279,000 of interest partially offset by a reduction of notes payable and renegotiation of some capital leases in the fourth quarter of 1994.

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

  Net cash provided by operating activities for the years ended 1996 and 1995 was $1,450,000 and $2,335,000, respectively, representing a decrease of $885,000 in 1996. The decrease was primarily due to a large increase in accounts receivable and certain other assets which relate primarily to the Company's expansion activities offset by increases in net income, non-cash charges and other liabilities.

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

  The Company currently has a capital lease equipment line of credit of $7,000,000 of which none was used at December 31, 1996. Medical equipment purchases, capital improvements, acquisitions and new center development have been funded primarily through third party capital lease and debt obligations and internally generated cash flow. The debt is generally collaterized by the equipment, and usually other assets, of the center. In addition, the Company has three $4,000,000 in collaterized working capital lines of credit none of which were used at December 31, 1996. The Company has agreed that in order to draw on such lines it must pledge adequate collateral.

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

  Management believes and continues to believe that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple centers. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. The Company is committed to a substantial acquisition strategy based upon its assessment of strategic markets and opportunities resulting in the acquisition of fifteen imaging centers, in six separate transactions subsequent to December 31, 1996. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicate the Company would receive a favorable rate of return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. No assurances can be given that additional centers will be acquired or as to the terms thereof. In the event that the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

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

  In the first quarter of 1996, the Company adopted Financial Accounting Standards ("FAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No adjustments were required pursuant to adoption of Statement No. 121 by the Company.

  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was issued which established standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company is currently evaluating the effect of this standard on earnings per share.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123") which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" "APB 25", and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under Statement 123, certain pro forma disclosure has been made in the notes as if the Company had accounted for its stock options under the Statement 123 fair value method.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Registrant's response to this item is incorporated herein by reference to the consolidated financial statements and consolidated financial statement schedules and the report thereon of independent accountants, listed in Item 14(a)1 and (2) and appearing after the signature page to this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors, executive officers and certain key employees of the Company are as follows:

NAME                     AGE POSITION
----                     --- --------
Gary N. Siegler......... 35  Chairman of the Board
William D. Farrell...... 34  President, Chief Operating Officer and Director
John P. O'Malley III.... 35  Senior Vice-President--Finance and Chief Financial Officer
Gregory Mikkelsen....... 50  President and Chief Operating Officer of StarMed
Gerald H. Allen......... 50  Senior Vice-President--New York and Chicago Operations
Carl Larson............. 43  Senior Vice-President--New Jersey Operations
Daniel F. Bafia......... 38  Senior Vice-President--Southeast Operations
Robert L. Farrell....... 32  Vice-President--Business Development
Michael J. Drumgoole.... 50  Vice-President--Sales and Marketing
Stephen M. Davis........ 42  Director and Secretary
Gary L. Furhman......... 35  Director
John H. Josephson....... 35  Director
Neil H. Koffler......... 30  Director

  Gary N. Siegler has served as Chairman of the Board of Directors of the Company since 1990. Mr. Siegler is a co-founder and, since January 1989, has been President of Siegler, Collery & Co. , a New York-based investment firm ("Siegler Collery"). Mr. Siegler is an executive officer of the general partner of The SC Fundamental Value Fund, L.P. ("Fundamental Value Fund"), a fund investing in marketable securities, and an executive officer of SC Fundamental Value BVI, Inc. ("Fundamental Value BVI"), the investment advisor to an off- shore fund investing in marketable securities. Mr. Siegler serves as the Chairman of the Board of Directors of National R.V. Holdings, Inc., a manufacturer of motorhomes and other recreational vehicles.

  William D. Farrell has been a director of the Company since November 1995 and has been the Company's President since September 1996 and served as Co-President since August 1994 and Chief Operating Officer from April 1994. From May 1986 to April 1994, Mr. Farrell served in various executive capacities with the Company. Mr. Farrell is a Certified Public Accountant.

  John P. O'Malley III was appointed Senior Vice President-Finance and Chief Financial Officer in September 1996. Prior thereto, Mr. O'Malley was Executive Vice President-Finance and Chief Financial Officer of NMR since December 1992 and was initially employed by NMR in May 1992. From August 1984 to May 1992, Mr. O'Malley was employed by Ernst & Young, LLP, a public accounting firm, and its predecessors. Mr. O'Malley is a Certified Public Accountant.

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

  Carl Larson is Senior Vice President--New Jersey Operations of the Company. Prior to Mr. Larson's employment by the Company, Mr. Larson managed a 13 site privately operated radiology practice in New York. Mr. Larson is a licensed radiological technologist and, in prior positions, spent eight years in hospital-based radiological administration and five years as a staff member at the American College of Radiology.

  Daniel F. Bafia is Senior Vice President--Southeast Operations of the Company. Mr. Bafia joined the Company in 1992 and prior thereto had over 10 years experience developing and managing radiation therapy and diagnostic imaging centers for public and private companies and hospitals.

  Robert L. Farrell is Vice President--Business Development of the Company and over the past decade has held a number of executive positions with the Company, including Manager of Corporate Accounting, Controller and Director of National Operations. Mr. Farrell is the brother of William Farrell.

  Michael J. Drumgoole is Vice President--Sales and Marketing of the Company and has held such position since 1993. Mr. Drumgoole has over 20 years in medical sales and has held various sales, sales training and sales management positions within the healthcare industry.

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

ITEM 11. EXECUTIVE COMPENSATION

  The information required for this Item will be set forth in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for this Item will be set forth in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for this Item will be set forth in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                Schedule II--Valuation and Qualifying Accounts

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

                                 EXHIBIT INDEX

  2.1 Agreement and Plan of Merger dated May 20, 1996, by and among NMR of
      America, Inc., MRI Sub, Inc. and the Company.*
  3.1 Company's Certificate of Incorporation, as amended to date.**
  3.2 Company's By-Laws, as amended.**
  4.1 Common Stock Specimen Certificate.**
  4.2 Shareholder Rights Plan of the Company, dated September 15, 1996.*
 10.1 Note Purchase Agreement ($52,000,000 7.77% Senior Notes) between the
      Company and the Purchasers listed therein, dated as of February 20,
      1997.***
 10.2 Form of 1992 Stock Option Plan.**
 10.3 1995 Stock Option Plan of the Company.****
 10.4 1996 Stock Option Plan of the Company.
 10.5 1996 Stock Option Plan B of the Company.
 10.6 Employment Agreement, dated September 30, 1994 between Medical Resources,
      Inc. and
      William D. Farrell.****
 10.7 Amendment, dated August 1, 1995, to Employment Agreement between Medical
      Resources, Inc.
      and William D. Farrell.****
 10.8 Amended and restated Employment Agreement, dated January 1, 1997 between the Company and William D. Farrell.
 10.9 Non-Competition and Consulting Agreement, dated May 20, 1996, between the
      Company and
      John P. O'Malley III.*****
 11   Computation of Earnings per Share.
 16   Letter re: Change in Certifying Accountants.******
 21.1 List of Subsidiaries.
 27.1 Financial Data Schedule.
 99.1 Important Factors Regarding Forward-Looking Statements.

--------
     * Incorporated herein by reference from the Company's Current Report on Form 8-K dated, September 13, 1996
    ** Incorporated herein by reference from the Company's Registration
       Statement on Form S-1 (Registration No. 33-48848).
   *** Incorporated herein by reference from the Company's Current Report on
       Form 8-K dated, March 4, 1997.
  **** Incorporated herein by reference from the Company's Annual Report on
       Form 10-K for the year ended December 31, 1995.
 ***** Incorporated herein by reference from the Company's Registration
       Statement on Form S-4 (Registration No. 333-09155).
****** Incorporated herein by reference from the Company's Current Report on Form 8-K dated, February 5, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Medical Resources Inc.

                                                 /s/ John P. O'Malley, III
                                          By: _________________________________
                                            SENIOR VICE-PRESIDENT--FINANCE AND
                                            CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                    ACCOUNTING OFFICER)

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

                                          /s/ Dixon, Odom & Co., LLP

February 21, 1995

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,  DECEMBER 31,
                                                         1996          1995
                                                     ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $ 15,346,254  $ 3,934,677
  Short-term investments............................    1,662,600
  Restricted short-term investments.................    4,500,000
  Accounts receivable, net..........................   39,878,380   13,837,637
  Other receivables.................................    2,290,825      477,062
  Prepaid expenses..................................    3,715,092    1,074,459
  Deferred tax assets, net..........................    3,354,000    1,871,397
                                                     ------------  -----------
    Total current assets............................   70,747,151   21,195,232
Medical diagnostic and office equipment, net........   24,397,077   11,530,159
Goodwill, net.......................................   62,638,656    9,122,663
Other assets........................................    3,170,684    1,497,207
Deferred tax assets, net............................    2,351,089      533,301
Restricted cash.....................................    1,045,000
Value of venture contracts..........................      164,155      257,261
                                                     ------------  -----------
    Total assets.................................... $164,513,812  $44,135,823
                                                     ============  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes and mortgage payable..... $  6,728,668  $   957,884
  Current portion of obligations under capital
   leases...........................................    5,991,626    3,244,652
  Accounts payable and accrued expenses.............   13,070,370    4,602,926
  Other current liabilities.........................      116,847    1,405,875
  Income taxes payable..............................    2,063,860      245,899
                                                     ------------  -----------
    Total current liabilities.......................   27,971,371   10,457,236
Notes and mortgage payable..........................   12,637,926    4,448,974
Obligations under capital leases....................    8,373,681    6,707,650
Convertible debentures..............................    6,988,089    4,350,000
Other long-term liabilities.........................    2,158,771    1,205,627
                                                     ------------  -----------
    Total liabilities...............................   58,129,838   27,169,487
                                                     ------------  -----------
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized 18,593,900 issued and 18,326,400
   outstanding at December 31, 1996 and 7,697,500
   issued and 7,442,500 outstanding at December 31,
   1995.............................................      185,939       76,975
  Common stock to be issued; 600,000 shares of
   common stock.....................................    1,721,250    1,721,250
  Additional paid-in capital........................  102,927,874   20,834,922
  Unrealized appreciation of investments............       25,889
  Retained earnings/(deficit).......................    2,955,530   (4,298,678)
Less 267,500 and 255,000 common shares in treasury,
 at cost at December 31, 1996 and 1995..............   (1,432,508)  (1,368,133)
                                                     ------------  -----------
    Total stockholders' equity......................  106,383,974   16,966,336
                                                     ------------  -----------
    Total liabilities and stockholders' equity...... $164,513,812  $44,135,823
                                                     ============  ===========

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,

                                              1996        1995         1994
                                           ----------- -----------  -----------
Net service revenues.....................  $93,785,117 $51,993,758  $45,178,945
                                           ----------- -----------  -----------
Operating costs, excluding interest,
 depreciation and amortization...........   59,064,156  31,563,796   29,307,450
Provision for uncollectible accounts
 receivable..............................    4,783,306   3,377,862    2,495,413
Corporate general and administrative.....    7,779,385   4,978,045    4,438,348
Depreciation and amortization............    7,465,475   4,567,144    4,844,265
Write-down of value contracts and
 intangible assets.......................                             2,176,118
Provision for minority interest in losses
 of joint venture........................                               531,543
Executive severance......................                               327,679
Write-down of medical diagnostic
 equipment...............................                                40,000
Gain on disposal of medical diagnostic
 equipment...............................                               (17,500)
                                           ----------- -----------  -----------
   Operating income......................   14,692,795   7,506,911    1,035,629
Interest expense.........................    2,968,206   1,829,017    1,692,931
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before minority interest and income
 taxes and extraordinary items...........   11,724,589   5,677,894     (657,302)
Minority interest........................      308,381    (124,085)     (46,134)
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before income taxes and extraordinary
 items...................................   11,416,208   5,801,979     (611,168)
Income taxes.............................    4,162,000   1,659,111      481,436
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before extraordinary items..............    7,254,208   4,142,868   (1,092,604)
                                           ----------- -----------  -----------
Discontinued operations, net of tax:
 Loss from operations of discontinued
  operations.............................               (1,076,644)  (1,663,426)
 Loss on sale of discontinued business...               (1,376,000)
                                           ----------- -----------  -----------
 Loss from discontinued operations.......    7,254,208  (2,452,644)  (1,663,426)
Income (loss) before extraordinary item..                1,690,224   (2,756,030)
Extraordinary item:
 Debt extinguishment.....................                               761,683
                                           ----------- -----------  -----------
Net income (loss)........................  $ 7,254,208 $ 1,690,224  $(1,994,347)
                                           =========== ===========  ===========
Income (loss) per common share:
 Primary income (loss) per share:
 Income (loss) from continuing
  operations before extraordinary item...  $      0.62 $      0.53  $     (0.15)
 Discontinued operations.................                    (0.31)       (0.23)
 Extraordinary item......................                                  0.10
                                           ----------- -----------  -----------
 Net income (loss) per share.............  $      0.62 $      0.22  $     (0.28)
                                           =========== ===========  ===========
Weighted average number of shares........   11,670,000   7,785,000    7,097,500
                                           =========== ===========  ===========
 Fully diluted income (loss) per share:
 Income (loss) from continuing
  operations before extraordinary item...  $      0.59 $      0.53  $     (0.15)
 Discontinued operations.................                    (0.31)       (0.23)
 Extraordinary item......................                                  0.10
                                           ----------- -----------  -----------
 Net income (loss) per share.............  $      0.59 $      0.22  $     (0.28)
                                           =========== ===========  ===========
Weighted average number of shares........   12,903,000   7,785,000    7,097,500
                                           =========== ===========  ===========
Unaudited pro forma data:
Income (loss) from continuing operations
 before income taxes and extraordinary
 items...................................                           $  (611,168)
Income taxes.............................                               660,061
                                                                    -----------
Income (loss) from continuing operations
 before extraordinary items..............                            (1,271,229)
Discontinued operations, net of taxes....                            (1,014,690)
                                                                    -----------
Income (loss) before extraordinary items.                            (2,285,919)
Extraordinary items, net of taxes........                               464,627
                                                                    -----------
Net income (loss)........................                           $(1,821,292)
                                                                    ===========
Pro forma earnings (loss) per common
 share:
Income (loss) from continuing operations
 before extraordinary items..............                           $     (0.18)
Discontinued operations..................                                 (0.14)
Extraordinary items......................                                  0.07
                                                                    -----------
 Net income (loss).......................                           $     (0.25)
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                                            1996         1995         1994
                                        ------------  -----------  -----------
Cash flows from operating activities:
Net income (loss)...................... $  7,254,208  $ 1,690,224  $(1,994,347)
                                        ------------  -----------  -----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Loss on sale of discontinued
   business............................                 1,376,000
  Deferred income tax provision........     (841,000)  (2,160,698)    (244,000)
  Extraordinary gain on debt
   extinguishment......................                               (761,683)
    Depreciation and amortization......    7,465,475    4,567,144    4,844,265
    Provision for uncollectible
     accounts receivable...............    4,783,306    3,377,862    2,495,413
  Write-down of medical diagnostic
   equipment...........................                                 40,000
  Write-down of value of venture
   contracts and intangible assets.....                              2,176,118
  Gain on disposal of medical
   equipment...........................       (3,933)                  (17,500)
  Equity in earnings of joint venture..                                  5,120
    Minority interest in losses of
     joint venture and limited
     partnerships, net of
     distributions.....................       98,475      122,114      (46,134)
  Provision for minority interest in
   losses of joint venture.............                                531,543
Changes in operating assets and
 liabilities:
    Accounts receivable................  (14,386,434)  (6,308,829)  (2,607,927)
    Due from joint ventures and limited
     partnerships......................                    27,426       18,113
    Other receivables..................   (1,813,763)    (170,755)    (698,991)
    Prepaid expenses...................   (1,501,981)    (613,913)     (20,445)
    Other assets.......................   (1,494,826)     (27,117)     376,317
    Accounts payable and accrued
     expenses..........................    2,081,400        3,818     (115,512)
    Other current liabilities..........   (1,509,758)     567,760      268,195
    Income taxes payable...............    2,185,961     (322,730)     568,629
    Other long-term liabilities........     (867,575)     206,342      (27,771)
                                        ------------  -----------  -----------
      Total adjustments................   (5,804,653)     644,424    6,783,750
                                        ------------  -----------  -----------
Net cash provided by operating
 activities............................    1,449,555    2,334,648    4,789,403
                                        ------------  -----------  -----------
Cash flows from investing activities:
    (Purchase) sale of short term
     investments.......................                   599,736     (599,736)
    Proceeds from sale of equipment....       12,600
    Change in net assets of
     discontinued business.............                 1,396,250    1,663,426
    Purchase of PCC, Inc. .............                (1,763,832)
    Purchase of NurseCare Plus.........   (1,263,991)
    Purchase of MRI-CT, Inc. ..........     (553,245)
    Purchase of Centereach Resources,
     Inc. .............................   (3,100,000)
    Purchase ofAmericare Imaging
     Centers, Inc. ....................   (1,500,000)
    Purchase of Access Imaging Center,
     Inc. .............................   (1,300,000)
    Purchase of WeCare--Allied Health
     Care, Inc. .......................   (1,049,618)
    Purchase of NMR of America, Inc.,
     net of cash acquired..............    2,157,379
    Purchase of Newark center..........     (215,675)
    Purchase of Long Island centers....   (1,900,000)
    Purchase of limited partnership
     interests.........................     (184,000)
    Purchase of short-term investments.   (1,636,711)
    Purchase of restricted short-term
     investments.......................   (4,500,000)
    Restricted cash....................     (600,000)
    Proceeds from sale of medical
     equipment.........................                                100,000
    Purchase of medical diagnostic and
     office equipment..................   (1,069,870)    (877,018)    (563,074)
                                        ------------  -----------  -----------
      Net cash (used in) provided by
       investing activities............  (16,703,131)    (644,864)     600,616
                                        ------------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                                              1996         1995         1994
                                           -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of stock........   25,944,000
  Stock issuance cost....................     (779,800)
  Principal payments under capital lease
   obligations...........................   (4,805,393)  (3,043,061)  (3,466,647)
  Principal payments on notes payable....   (2,967,903)  (1,118,859)  (1,006,722)
  Capital distributions..................                                (41,886)
  Proceeds from borrowings...............    1,229,096
  Proceeds from convertible debentures...    6,532,965    4,102,500
  Purchase of treasury stock.............      (64,375)  (1,368,133)
  Purchase of Maternity preferred stock..                  (268,674)
  Proceeds from exercises of options.....    2,021,563
                                           -----------  -----------  -----------
    Net cash provided by (used in)
     financing activities................   27,110,153   (1,696,227)  (4,515,255)
                                           -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents.............................   11,856,577       (6,443)     874,764
Cash and cash equivalents at beginning of
 year....................................    3,934,677    3,941,120    3,066,356
Reclassification of prior year restricted
 cash....................................     (445,000)
                                           -----------  -----------  -----------
Cash and cash equivalents at end of year.  $15,346,254  $ 3,934,677  $ 3,941,120
                                           ===========  ===========  ===========
Cash paid during the year:
  Income taxes...........................  $ 3,440,299  $ 1,982,000  $   159,000
  Interest...............................  $ 2,638,545  $ 1,894,000  $ 1,695,000
Supplemental Schedule of Non-cash
 Activities:
Capital lease obligation incurred for the
 use of equipment........................  $ 2,469,100  $ 1,159,000  $   892,000
Capital lease obligations assumed in
 connection with acquisitions............  $ 6,749,298
Notes payable obligations assumed in
 connection with acquisitions............  $13,850,341
Notes payable issued in connection with
 acquisitions............................  $ 1,848,202
Conversion of subordinated debentures to
 common stock............................  $ 5,735,000
Reclassification of debt to equity.......               $ 1,022,000  $   469,000
Refinancing of assets under capital
 lease...................................                            $ 1,079,000
Purchase of minority interest in limited
 partnership for common stock............                    45,000
Issuances of common stock in connection
 with acquisitions.......................  $48,325,000  $ 3,443,000
Issuance of Warrants in connection with
 acquisitions............................      974,879

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

           CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                  DECEMBER 31,

                                                 COMMON              ADDITIONAL    RETAINED     TREASURY      UNREALIZED
                                       COMMON   STOCK TO  PREFERRED   PAID-IN      EARNINGS      SHARES     APPRECIATION OF
                           TOTAL       STOCK   BE ISSUED    STOCK     CAPITAL      (DEFICIT)     AT COST      INVESTMENTS
                        ------------  -------- ---------- --------- ------------  -----------  -----------  ---------------
Balance at December
 31, 1993.............  $ 12,939,234  $ 70,975              $ 25    $ 17,390,888  $(4,522,654)
Distributions.........       (41,886)                                                 (41,886)
Capital contributions
 including debt
 conversions of
 $469,249.............       969,249                                     969,249
Net loss..............    (1,994,347)                                              (1,994,347)
                        ------------  -------- ----------   ----    ------------  -----------  -----------      -------
Balance at December
 31, 1994.............    11,872,250    70,975                25      18,360,137   (6,558,887)
Maternity debt
 forgiveness treated
 as a capital
 contribution.........     1,022,184                                   1,022,184
Maternity short period
 (1/1/95-1/31/95).....       569,985                                                  569,985
Redemption by Mater-
 nity of its preferred
 stock................      (268,650)                                   (268,650)
Purchase of Ft. Myers
 centers in exchange
 for 1,200,000 shares
 of common stock......     3,448,500     6,000  1,721,250              1,721,250
Preferred stock pay-
 out..................           (24)                        (25)              1
Purchase of treasury
 shares...............    (1,368,133)                                                           (1,368,133)
Net income............     1,690,224                                                1,690,224          --
                        ------------  -------- ----------   ----    ------------  -----------  -----------      -------
Balance at December
 31, 1995.............    16,966,336    76,975  1,721,250             20,834,922   (4,298,678)  (1,368,133)
Purchase of New York
 centers in exchange
 for 194,113 shares of
 common stock.........       913,750     1,941                           911,809
Purchase of Tampa
 centers in exchange
 for 228,571 shares of
 common stock.........     1,275,000     2,286                         1,272,714
Purchase of Clearwater
 center in exchange
 for 192,063 shares of
 common stock.........     1,445,000     1,921                         1,443,079
Purchase of NMR of
 America, Inc. centers
 in exchange for
 4,456,500 shares of
 common stock.........    39,604,820    44,565                        39,560,255
Warrants issued in
 connection with NMR
 Acquisition..........       974,879                                     974,879
Purchase of Long
 Island centers in
 exchange for 573,175
 shares of common
 stock................     4,500,000     5,732                         4,494,268
Purchase of Newark
 center in exchange
 for 18,868 shares of
 unregistered common
 stock................       200,000       189                           199,811
Net proceeds from
 public offering of
 offering of 3,680,000
 shares of common
 stock................    25,944,000    36,800                        25,907,200
Public offering
 issuance costs.......      (779,800)                                   (779,800)
Conversion of
 subordinated
 debentures into
 common stock.........     5,735,000    11,899                         5,723,101
Exercise of stock op-
 tions................     2,021,563     3,631                         2,017,932
Tax benefit from
 exercise of stock
 options..............  $    367,704                                $    367,704
Unrealized
 appreciation of
 investment...........        25,889                                                                             25,889
Purchase of treasury
 shares...............       (64,375)                                                              (64,375)
Net income............     7,254,208                                                7,254,208
                        ------------  -------- ----------   ----    ------------  -----------  -----------      -------
Balance at December
 31, 1996.............  $106,383,974  $185,939 $1,721,250   $--     $102,927,874  $ 2,955,530  $(1,432,508)     $25,889
                        ============  ======== ==========   ====    ============  ===========  ===========      =======

          See accompanying notes to consolidated financial statements.

            1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company--Medical Resources, Inc., (herein referred to as "MRI" and collectively with its subsidiaries, affiliated partnerships and joint ventures, referred to herein as the "Company"), is engaged in two segments of the healthcare industry. The Company operates and manages primarily free standing, outpatient diagnostic imaging centers (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company provides services in a second segment of the healthcare industry through its wholly owned subsidiary, StarMed Staffing, Inc. (herein referred to as "StarMed"). StarMed provides temporary staffing of registered nurses and other professional medical personnel to acute and sub-acute care facilities nationwide.

  Consolidation--The accompanying consolidated financial statements include the accounts of MRI, its wholly-owned subsidiaries, majority-owned joint ventures and limited partnerships in which the Company is a general partner. All material intercompany balances and transactions have been eliminated. As general partner, the Company is subject to all the liabilities of a general partner and as of December 31, 1996, is entitled to share in partnership profits, losses and distributable cash as follows:

                                                                COMPANY SHARE OF
                                                                PROFITS, LOSSES
                                                                      AND
                           PARTNERSHIP                           DISTRIBUTIONS
                           -----------                          ----------------
   NMR Associates I (Union, New Jersey)........................        80%
   MR Associates I (Philadelphia, Pennsylvania)................        98%
   MR Associates of Allentown (Allentown, Pennsylvania)........        96%
   MR Associates of Morristown (Morristown, New Jersey)........        94%
   MR Partners of Greenbelt (Seabrook, Maryland)...............        87%
   MR Associates of Chicago (Chicago, Illinois)................        87%
   Garden State Imaging Partners (Marlton, New Jersey).........        91%
   Harford County Imaging Partners (Bel Air, Maryland).........        63%
   Accessible MRI (Chicago, Illinois)..........................        80%
   Golf MRI Center (Des Plaines, Illinois).....................        75%
   Diagnostic Imaging Center (Des Plaines, Illinois)...........        75%
   North Bronx Services Group (Yonkers, New York)..............        65%
   South Umberton Asset Mgmt Assoc (St. Petersburg, Florida)...        84%

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

  Reclassification--Certain prior year items have been reclassified to conform to the current year presentation.

  Use of Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual and other allowances, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

  Cash and Cash Equivalents--For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. Restricted cash consists of amounts held pursuant to the terms of letters of credit and is classified based upon the expiration of the restriction. The Company has committed $445,000 of cash as collateral for the letters of credit which serve as collateral on certain of the Company's leases, with terms consistent with the remaining terms of the leases. The remaining $600,000 of restricted cash underlies a letter of credit is held pursuant to the terms of a consulting agreement to which the Company is a party.

  Short-term Investments--The Company adopted Statement of Financial Accounting Standards No. 115, ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Any realized gains and losses are determined on the specific identification method.

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

  Investments in Joint Ventures and Limited Partnerships--The minority interests in the equity of consolidated joint ventures and limited partnerships, which are not material, are reflected in the accompanying consolidated financial statements. Investments by the Company in joint ventures and limited partnerships over which the Company can exercise significant influence but does not control are accounted for using the equity method.

  The Company suspends recognition of its share of joint ventures losses in entities in which it holds a minority interest when its investment is reduced to zero. The Company does not provide for additional losses unless, as a partner or joint venturer, the Company has guaranteed obligations of the joint ventures or limited partnerships.

  Property and Equipment--Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

  Organizational Costs and Capitalized Lease Costs--The Company recorded organization costs and lease costs as part of a purchase price allocation. The organization costs represent a portion of the costs associated with the original purchase of the acquired company in 1990. The lease costs represent the estimated value of favorable leases in the acquisition of the acquired company. The unamortized organization costs and capitalized lease costs were approximately $101,000 and $82,000 at December 31, 1996, respectively and approximately $128,000 and $104,000 as of December 31, 1995, respectively. Such costs are amortized on a straight-line basis over a five to ten year period. At December 31, 1996 accumulated amortization for organization costs and capitalized lease costs amounted to approximately $168,000 and $137,000, respectively.

  Value of Venture Contracts--Value of venture contracts, which represent the value associated with management contracts with radiologist groups and the Company's ownership interest in various joint ventures and limited partnerships, which was recognized in connection with the acquisition of the Company in September 1990, is being amortized on a straight line basis over the shorter of the lives of the facilities or the terms of the management contracts, as appropriate, generally from five to ten years. Accumulated amortization as of December 31, 1996 and 1995 was approximately $328,000 and $231,000 (after the write down discussed below), respectively. Amortization of value of joint venture contracts was approximately $97,000, $122,000 and $250,000 in 1996, 1995 and 1994, respectively.

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

  Goodwill--The excess of the purchase price over the fair market value of net assets acquired is being amortized using the straight-line method over periods ranging from 20 to 25 years. As of December 31, 1996 and 1995, accumulated amortization amounted to approximately $3,027,000 and $1,530,000, respectively. Amortization expense of goodwill was approximately $1,497,000, $386,000 nd $413,000 in 1996, 1995 and 1994, respectively.

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

  401(k) Plan--The Company maintains a 401(k) savings plan under which the Company matches one-half of employee contributions up to 4% of qualified earnings and subject to Internal Revenue Service limitations.

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

  Earnings Per Share--Earnings per share is computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants and 600,000 shares to be issued over a period of 24 months in accordance with Fort Myers center Asset Purchase Agreement. 525,000 of such shares were issued in the first quarter of 1997 and the remaining 75,000 shares will be issued in April 1997. The shares issued by the Company in connection with the purchases of various centers were considered outstanding from the date of acquisition.

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

  The number of common shares used to compute primary and fully diluted net income per share are as follows:

                                                     1996      1995      1994
                                                  ---------- --------- ---------
   Primary....................................... 11,670,000 7,785,000 7,097,500
   Fully Diluted................................. 12,903,000 7,785,000 7,097,500

  New Accounting Standards--Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996. No adjustments were required.

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

  Revenue Recognition--For the Company's centers and those centers that the Company acquired through its acquisition (the "NMR Acquisition") of NMR of America, Inc. ("NMR")(see Note 14) which were previously acquired by NMR (as opposed to developed, see next paragraph), revenues are recognized on an accrual basis as earned and consist of patient service revenues adjusted for contractual adjustments (net patient service revenue) allocated to the Company under the terms of management agreements. This revenue is derived from charges for patient services rendered in diagnostic imaging centers under the terms of certain payment arrangements with various third party payors.

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

2. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net is comprised of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
   Due from affiliated physicians.................... $ 8,694,441          --
   Patient accounts receivable.......................  41,552,241  $19,669,154
   Less: Allowance for doubtful accounts and
    contractual allowances........................... (10,368,302)  (5,831,517)
                                                      -----------  -----------
                                                      $39,878,380  $13,837,637
                                                      ===========  ===========

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

3. SHORT-TERM INVESTMENTS

  The following is a summary of the investments in debt securities classified as current assets, and which are available for sale:

                                                            GROSS
                                                          UNREALIZED    FAIR
                                                 COST       GAINS      VALUE
                                              ----------  ---------- ----------
   December 31, 1996
   Available-for-sale:
     US Government obligations............... $5,360,694   $25,889   $5,386,583
     Certificates of deposit.................    776,017       --       776,017
                                              ----------   -------   ----------
     Total...................................  6,136,711    25,889    6,162,600
     Less: Restricted Investments............ (4,500,000)      --    (4,500,000)
                                              ----------   -------   ----------
                                              $1,636,711   $25,889   $1,662,600
                                              ==========   =======   ==========

  As of December 31, 1995, there were no short-term investments available-for-sale.

4. PROPERTY AND EQUIPMENT

  Property and equipment stated at cost are set forth below:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Diagnostic equipment................................ $33,938,043 $20,184,995
   Leasehold improvements..............................   9,351,983   6,449,980
   Furniture and fixtures..............................   2,996,673   2,421,621
   Land and buildings..................................     632,240         --
   Construction in progress............................     270,000         --
                                                        ----------- -----------
                                                         47,188,939  29,056,596
   Less, accumulated depreciation......................  22,791,862  17,526,437
                                                        ----------- -----------
                                                        $24,397,077 $11,530,159
                                                        =========== ===========

  Depreciation expense amounted to $5,463,078, $3,844,225 and $4,077,669 for the years ended December 31, 1996, 1995 and 1994, respectively.

5. ACCOUNT PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses are comprised of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Trade accounts payable.............................. $10,902,789 $ 1,936,775
   Accrued professional fees...........................                 195,531
   Accrued payroll and bonuses.........................     792,038     975,643
   Accrued interest....................................     322,648
   Other accrued expenses..............................   1,052,895   1,494,977
                                                        ----------- -----------
                                                        $13,070,370 $ 4,602,926
                                                        =========== ===========

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

7. NOTES AND MORTGAGE PAYABLE

  Notes and mortgage payable consist of the following:

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------- ----------
   Mortgage payable to bank from NMR acquisition(A).... $   512,754 $      --
   Notes payable issued in connection with
    acquisitions(B)....................................   1,376,919        --
   Notes payable assumed in NMR acquisition(C).........  11,858,164        --
   Note payable requiring monthly payments beginning
    January 1995; remaining balance of $2,498,216 is
    due January 2000(D)................................   3,397,589  3,545,965
   Other notes payable for equipment, equipment
    upgrades and leasehold improvements(E).............   2,221,168  1,860,893
                                                        ----------- ----------
   Total...............................................  19,366,594  5,406,858
   Less, current installments..........................   6,728,668    957,884
                                                        ----------- ----------
   Notes and mortgage payable, less current
    installments....................................... $12,637,926 $4,448,974
                                                        =========== ==========

--------
(A) The Company has a thirty-year mortgage collateralized by the Union, New Jersey imaging center land and building. The mortgage bears interest at a variable rate, adjusted annually based on the one-year Treasury bill rate plus 2.75% (8.5% at December 31, 1996) and matures October 2019. The current monthly payments are $4,310, including interest. This mortgage was assumed in connection with the NMR acquisition.
(B) In January 1996 as part of the purchase price for the acquisition of the business assets of MRI-CT, Inc., the Company issued a $88,000 note payable bearing interest at prime (8.25% at December 31, 1996) due January 9, 2001. Also in January 1996, as part of the purchase price for the acquisition of the common stock of NurseCare Plus,Inc. the Company issued a note payable for $1,250,000 bearing interest at prime plus one percent (9.25% at December 31, 1996) due January 12, 1999. In June 1996 the Company issued a $510,000 note payable as part of the purchase price of WeCare Allied Health Care, Inc. The note bears interest at prime plus one percent (9.25% at December 31, 1996) and is due August 1998.
(C) In August 1996, in connection with the NMR Acquisition the Company assumed NMR's existing equipment debt obligations, aggregating $13,235,700. These notes bear interest at rates ranging from 7.0% to 11.5% and require monthly payments ranging from $623 to $86,335, including interest (an aggregate of

    $453,596 per month). The notes are payable over varying terms with the last note due in December 2000. One of the notes restricts the Company's ability to pay dividends. The foregoing notes are collateralized by the respective centers' imaging equipment.
(D) Effective January 31, 1994, StarMed and the creditor renegotiated the note payable. Under the revised terms, the creditor forgave approximately $2,500,000 of principal and accrued interest and received a 16% ownership interest in the predecessor entity, which was ultimately exchanged for the common stock of the Company pursuant to the merger. The levels of undiscounted future cash payments under the renegotiated terms resulted in the recognition of a gain of $761,683, treated as extraordinary for reporting purposes in 1994. At the time of the restructuring, the note balance was adjusted to the amount of the projected undiscounted future cash payments based upon the prevailing interest rate and, accordingly, no interest expense has been recorded subsequent to the effective date of the renegotiation other than the amounts attributed to a change in the variable rate.
(E) Represents various notes payable relating to the purchase of equipment, equipment upgrades and leasehold improvements. These notes bear interest at rates ranging from 3.0% to 11.7% and require monthly payments ranging from $4,875 to $16,382, including interest. The notes are payable over varying terms of four and five years with the last note due August 2000. The notes are primarily collateralized by the related imaging equipment.

  As of December 31, 1996, the Company has $7,880,975 outstanding obligations with certain financial institutions under agreements which include a material adverse change in financial condition or other similar subjective acceleration clauses.

  Aggregate maturities of the Company's notes and mortgage payable for years 1997 through 2001 and thereafter are as follows: 1997--$6,728,668; 1998-- $5,039,896; 1999--$2,380,013; 2000--$4,736,300; 2001--$19,450; thereafter
$462,267.

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

  Had the fair-value based method of accounting been adopted to recognize compensation expense for the above plans, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts for the years ended December 31, 1996 and 1995 as indicated below:

                                                             1996       1995
                                                          ---------- ----------
   Net income:
     As reported......................................... $7,254,208 $1,690,224
     Pro forma...........................................  6,732,000  1,651,700
   Primary earnings per share:
     As reported.........................................        .62        .22
     Pro forma...........................................        .58        .21
   Fully diluted earnings per share:
     As reported.........................................        .59        .22
     Pro forma...........................................        .52        .21

  The fair value of each option grant under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                       1996  1995
                                                                       ----  ----
   All Plans:
     Dividend yield...................................................   0%    0%
     Expected volatility..............................................  52%   52%
     Expected life (years)............................................   2     2

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

  Stock option share activity and exercise price ranges under these plans and grants for the years ended December 31, 1996, 1995 and 1994, were as follows:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Outstanding, December 31, 1993...................   122,675       $5.00
     Granted........................................   271,000        4.89
     Exercised......................................       --          --
     Forfeited......................................       --          --
                                                     ---------
   Outstanding, December 31, 1994...................   393,675        4.92
     Granted........................................   472,500        5.32
     Exercised......................................   (12,916)       4.00
     Forfeited......................................   (63,584)       4.50
                                                     ---------
   Outstanding, December 31, 1995...................   789,675        5.21
     Granted........................................ 1,073,140        7.94
     Granted as transfer of NMR Options.............   132,687        5.05
     Exercised......................................  (243,197)       5.42
     Forfeited......................................  (120,587)       6.58
                                                     ---------
   Outstanding, December 31, 1996................... 1,631,718        6.76
                                                     =========
   Exercisable at:
     December 31, 1994..............................   122,625       $5.00
     December 31, 1995..............................   301,209       $5.31
     December 31, 1996..............................   909,710       $6.40

  The exercise prices for options outstanding as of December 31, 1996 ranged from $3.27 to $12.00.

 Stock Purchase Warrants

  As of December 31, 1996, the Company had granted warrants, which are currently outstanding, to purchase its Common Stock with the following terms:

    NUMBER
      OF                        EXERCISE                                         EXPIRATION
    SHARES                       PRICE                                              DATE
    ------                      --------                                         ----------
      68,750                     $11.64                                      February 6, 1997
       4,813                     $ 7.27                                      March 30, 1997
      17,188                     $ 4.50                                      February 23, 1999
       2,750                     $ 5.70                                      May 18, 1999
      17,188                     $ 7.27                                      September 30, 1999
      37,500                     $ 8.00                                      February 28, 2001
      37,500                     $12.00                                      February 28, 2001
     110,000                     $ 4.73                                      April 16, 2001
      27,500                     $ 3.36                                      August 31, 2001
      10,313                     $ 4.00                                      August 31, 2001
     110,000                     $ 4.18                                      August 31, 2001
      68,750                     $ 4.73                                      August 31, 2001
      90,000                     $ 8.00                                      August 31, 2001
      34,375                     $ 9.27                                      August 31, 2001
     120,000                     $ 9.00                                      August 31, 2001
       5,000                     $ 9.00                                      November 1, 2001
     130,625                     $ 9.27                                      December 18, 2001
     200,000                     $ 9.50                                      August 31, 2002
      51,563                     $ 4.36                                      November 5, 2003
      20,625                     $ 5.70                                      May 18, 2004
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

  As required by the merger agreement with NMR, the Executive Vice President-- Finance of NMR was granted (i) five year warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $8.00 per share and (ii) in exchange for his NMR employee stock options, four separate five year warrants to purchase 10,313, 27,500, 41,250 and 34,375 shares of the Company's Common Stock at exercise prices of $4.00, $3.36, $4.18 and $4.73, respectively.

8. INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS No. 109") "Accounting for Income Taxes", which requires an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities.

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

  Significant components, tax effected, of the Company's deferred tax assets and (liabilities) at December 31, 1996 and 1995 are as follows (in thousands):

                                                                 1996     1995
                                                                -------  ------
   Deferred tax liabilities:
     Fixed assets.............................................. $  (857) $   52
     Deferred rent.............................................     (59)    (89)
     Cash to accrual basis.....................................    (362)    --
                                                                -------  ------
   Deferred tax liabilities....................................  (1,278)    (37)
                                                                -------  ------
   Deferred tax assets:
     Net operating losses......................................   2,956     --
     Tax credits...............................................     385     --
     Accounts receivable.......................................   3,354   1,871
     Capital leases............................................     135     153
     Intangibles...............................................     220     544
     Capital loss carryforwards................................     133      74
                                                                -------  ------
   Deferred tax assets.........................................   7,183   2,642
   Valuation allowance.........................................    (200)   (200)
                                                                -------  ------
   Net deferred tax asset...................................... $ 5,705  $2,405
                                                                =======  ======

  Components of the provision for (benefit from) income taxes are as follows:

                                                1996        1995        1994
                                             ----------  -----------  ---------
   Current:
     Federal................................ $3,764,000  $ 3,051,000  $ 575,000
     State..................................  1,239,000      769,000    150,000
                                             ----------  -----------  ---------
                                              5,003,000    3,820,000    725,000
                                             ----------  -----------  ---------
   Deferred:
     Federal................................   (704,000)  (1,789,000)  (244,000)
     State..................................   (137,000)    (372,000)       --
                                             ----------  -----------  ---------
                                               (841,000)  (2,161,000)  (244,000)
                                             ----------  -----------  ---------
                                             $4,162,000  $ 1,659,000  $ 481,000
                                             ==========  ===========  =========

  A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                                         1996   1995    1994
                                                         ----   -----   -----
   Taxes at Federal statutory rate...................... 34.0 %  34.0 % (34.0)%
   Effect of partnership status and amounts taxed to
    parties other than the Company...................... (1.1)%   2.0 %  (1.5)%
   State and local income taxes, net....................  6.1 %   4.5 %   6.0 %
   Net operating loss carryforwards.....................  --      --    (31.4)%
   Meals and entertainment..............................  1.9 %   3.6 %  19.5
   Change in valuation allowance........................  --    (26.2)%  93.2 %
   Goodwill.............................................  2.3 %   --      --
   Other................................................ (6.6)%  10.7 %  27.0 %
                                                         ----   -----   -----
   Effective income tax rate............................ 36.6 %  28.6 %  78.8 %
                                                         ====   =====   =====

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

  The following is a summary of assets under capital leases:

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1996         1995
                                                      ------------  -----------
   Medical diagnostic and office equipment........... $ 23,036,069  $15,819,882
   Less: Accumulated depreciation....................  (12,095,671)  (7,745,386)
                                                      ------------  -----------
                                                      $ 10,940,398  $ 8,074,496
                                                      ============  ===========

  Amortization expense relating to property and equipment under capital leases at December 31, 1996, 1995 and 1994 was $3,377,470, $2,045,000 and $3,389,000,
respectively.

  The following is a schedule by fiscal year of the minimum future lease payments under capital leases as of December 31, 1996:

   Year ending December 31,
       1997........................................................ $ 7,167,189
       1998........................................................   4,642,623
       1999........................................................   3,090,601
       2000........................................................   1,495,485
       2001........................................................     303,112
     thereafter....................................................         --
                                                                    -----------
     Total minimum lease payments..................................  16,699,010
   Less: amount representing interest (imputed at an average rate
    of 9.8%).......................................................   2,333,703
                                                                    -----------
     Present value of minimum lease payments.......................  14,365,307
     Less current installments.....................................   5,991,626
                                                                    -----------
     Obligations under capital leases, less current installments... $ 8,373,681
                                                                    ===========

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

  The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases and the Company's corporate rentals. As of December 31, 1996, the aggregate future minimum lease payments and sublease rentals are as follows:

                   YEAR ENDED                              ORIGINAL
                  DECEMBER 31,                  LEASES    SUBLEASES      NET
                  ------------                ----------- ---------- -----------
     1997.................................... $ 3,962,224 $  777,391 $ 3,184,833
     1998....................................   2,926,586    673,875   2,252,711
     1999....................................   2,417,041    593,738   1,823,303
     2000....................................   1,799,553    476,635   1,322,918
     2001....................................   1,236,167    291,274     944,893
   thereafter................................     984,783     36,861     947,922
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

  The Company believes that such fees were on terms no less favorable to the Company than what the Company could have otherwise received from an unaffiliated third party. In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time grants options at fair market value to such individuals. As of December 31, 1996, stock options to purchase 754,666 shares of the Company's common stock have been issued to board members, including the Chairman, who are also associated with or affiliated with the Affiliate, options to purchase 15,000 shares of the Company's common stock have been granted to an individual employed by an affiliate of the Affiliate for consulting services rendered to the Company. The exercise prices of such options and warrants, referred to below, were no less than the fair market value of the Company's common stock at the date of grant.

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

12. SEGMENT INFORMATION

  The Company operates in two industry segments--diagnostic imaging services and temporary staffing services. The operations of the diagnostic imaging services segment involves operating and managing 38 free standing imaging centers, located in six states. The operations of the temporary staffing services segment involves providing temporary staffing of registered nurses, technicians and other medical industry personnel to acute and sub-acute care facilities.

  The following table shows net revenues, operating income and other financial information by industry segment for the years ended December 31:

                                               1996        1995        1994
                                           ------------ ----------- -----------
   Net revenues:
     Diagnostic imaging centers........... $ 64,762,017 $35,860,798 $30,607,729
     Temporary staffing services..........   29,023,100  16,132,960  14,571,216
                                           ------------ ----------- -----------
       Total.............................. $ 93,785,117 $51,993,758 $45,178,945
                                           ============ =========== ===========
   Operating income (loss) (a):
     Diagnostic imaging centers........... $ 13,699,824 $ 7,193,994 $ 1,168,896
     Temporary staffing services..........      992,971     312,917    (133,267)
                                           ------------ ----------- -----------
       Total.............................. $ 14,692,795 $ 7,506,911 $ 1,035,629
                                           ============ =========== ===========
   Identifiable assets:
     Diagnostic imaging centers........... $154,414,650 $36,549,946 $28,131,474
     Temporary staffing services..........   10,099,162   7,585,877   7,778,000
                                           ------------ ----------- -----------
       Total.............................. $164,513,812 $44,135,823 $35,909,474
                                           ============ =========== ===========
   Depreciation and amortization:
     Diagnostic imaging centers........... $  6,963,834 $ 4,274,140 $ 4,545,054
     Temporary staffing services..........      501,641     293,004     299,211
                                           ------------ ----------- -----------
       Total.............................. $  7,465,475 $ 4,567,144 $ 4,844,265
                                           ============ =========== ===========
   Capital expenditures (b):
     Diagnostic imaging centers........... $    910,099 $   771,090 $   476,648
     Temporary staffing services..........      159,771     105,928      86,426
                                           ------------ ----------- -----------
       Total.............................. $  1,069,870 $   877,018 $   563,074
                                           ============ =========== ===========

--------
(a) The Company's 1994 charges to operations relating to the write-down of value of venture contracts and intangible assets, provision for minority interest in losses of joint venture, executive severance, write-down of medical diagnostic equipment and the gain on disposal of medical diagnostic equipment, were attributable to the operations of the diagnostic imaging services segment only.
(b) Equipment financed under capital leases and notes payable amounted to $3,698,196, $1,159,000 and $892,000 in 1996, 1995 and 1994, respectively.

13. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of unaudited quarterly consolidated financial results for the years ended December 31:

                                1ST QTR      2ND QTR     3RD QTR      4TH QTR
                              -----------  ----------- -----------  -----------
                               (000'S OMITTED, EXCEPT FOR PER SHARE AMOUNTS)
   1996
   Revenue, net.............. $    18,098  $    18,678 $    24,774  $    32,235
   Operating income..........       2,328        3,027       3,927        5,411
   Net income................       1,298        1,606       1,845        2,505
   Fully diluted income
    (loss) per share.........         .16          .16         .15          .14
   1995
   Revenue, net.............. $    12,140  $    12,759 $    13,430  $    13,665
   Operating income (loss)...       1,631        2,223       2,109        1,544
   Net income (loss).........        (232)         997        (256)       1,181
   Fully diluted income
    (loss) per share.........        (.03)         .13        (.03)         .15

--------
(1) Quarterly income per fully diluted common share does not equal the annual amount due to changes in the common and equivalent shares outstanding.

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

                                                            DECEMBER 31, 1995
                                                         -----------------------
                                                          CARRYING
                                                           AMOUNT    FAIR VALUE
                                                         ----------- -----------
   Assets:
     Cash and cash equivalents.........................  $ 3,935,000 $ 3,935,000
     Accounts receivable, net..........................   13,838,000  13,838,000
   Liabilities:
     Notes payable.....................................  $ 5,407,000 $ 5,407,000
     Convertible debentures............................    4,350,000   4,466,000
                                                            DECEMBER 31, 1996
                                                         -----------------------
                                                          CARRYING
                                                           AMOUNT    FAIR VALUE
                                                         ----------- -----------
   Assets:
     Cash and cash equivalents.........................  $15,346,000 $15,346,000
     Short-term investments............................    6,163,000   6,163,000
     Restricted cash...................................    1,045,000   1,045,000
     Patient receivables and due from affiliated physi-
      cian associations, net...........................   39,878,000  39,878,000
   Liabilities:
     Notes payable.....................................  $19,367,000 $19,093,000
     Capital lease obligations.........................   14,365,000  14,681,060
     Convertible debentures............................    6,988,000   6,972,000

  The carrying amounts of cash and cash equivalents, short-term investments, long- term investments and due from affiliated physician associations and patient receivables, net are a reasonable estimate of their fair value. The fair value of the Company's notes payable, capital lease obligations and convertible debentures are based upon a discounted cash flow calculation utilizing rates under which similar borrowing arrangements can be entered into by the Company.

15. ACQUISITIONS

  On May 26, 1995, the Company consummated the acquisition of the business operations of New England MRI, Inc. (the "Seller"), a Florida corporation based in Fort Myers, Florida, which owned and managed two diagnostic imaging centers (the "Fort Myers Centers"). The acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated as of May 17, 1995 by and among two of the Company's wholly owned subsidiaries--Fort Myers Resources, Inc. ("FMR") and Central Fort Myers Resources, Inc. ("CMFR"), and the Seller. Pursuant to the Agreement, FMR acquired substantially all of the assets of one of the centers and

CMFR acquired all of the assets of the other center through the issuance of 1,200,000 shares of the Company's common stock valued at $3,448,500. Of the 1,200,000 shares, 600,000 shares were issued at closing with the remaining 600,000 shares to be issued within two years of closing (525,000 of such shares were issued subsequent to December 31, 1996. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $2,980,000 and is being amortized on a straight line basis over 20 years. Subject to the Centers achieving certain earning objectives within the next three years, an additional 200,000 shares may be issued to the Seller. These shares have not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earning objectives are ultimately achieved, the market value of the shares upon issuance will be recorded as additional goodwill subject to amortization over the stated period. The accompanying consolidated financial statements include the operations of FMR and CMFR from the above date of acquisition. The shares issued to the Seller as consideration for the purchased assets are subject to certain registration rights.

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

                                                            1995        1996
                                                         (UNAUDITED) (UNAUDITED)
                                                         ----------- -----------
   Revenue, net.........................................   $99,896    $122,692
   Operating income.....................................   $13,821    $ 20,258
     Income before income taxes.........................   $ 9,888    $ 16,835
   Fully diluted net income per share...................   $   .51    $    .59

  The Company's consolidated financial statements for the year ended December 31, 1996, do not reflect the impact of its acquisitions effected subsequent to such date (See note 17). The following summarizes the unaudited pro forma results of operations for the year ended December 31, 1996, as if such acquisitions had occurred on January 1, 1996, as well as the Company's 1996 acquisitions and its October 1996 secondary offering.

                                                                        1996
                                                                     (UNAUDITED)
                                                                     -----------
   Revenue, net.....................................................  $163,730
   Operating income.................................................  $ 28,868
     Income before income taxes.....................................  $ 23,201
   Fully diluted net income per share...............................  $    .77

                    MEDICAL RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE AT ADDITIONS               BALANCE
                                  BEGINNING  CHARGED TO              AT END
           DESCRIPTION            OF PERIOD   EXPENSE   DEDUCTIONS  OF PERIOD
           -----------            ---------- ---------- ---------- -----------
Year ended December 31, 1994
 Total Allowance for Doubtful
  Accounts and Contractual
  Adjustments.................... $2,549,304 $2,495,413 $2,163,290 $ 2,881,427
                                  ========== ========== ========== ===========
Year ended December 31, 1995
 Total Allowance for Doubtful
  Accounts and Contractual
  Adjustments.................... $2,881,427 $3,377,862 $  427,772 $ 5,831,517
                                  ========== ========== ========== ===========
Year ended December 31, 1996
 Total Allowance for Doubtful
  Accounts and Contractual
  Adjustments.................... $5,831,517 $4,783,306 $  246,521 $10,368,302
                                  ========== ========== ========== ===========