Form 10-Q
period 1997-03-31
MEDICAL RESOURCES INC /DE/
filed 1997-05-15
CIK 725151

                  SECURITIES AND EXCHANGE COMMISSION
                  ----------------------------------
                       WASHINGTON, D. C. 20549
                            FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1997
                                            --------------

                   Commission file number 0-20440
                                          -------
                       MEDICAL RESOURCES, INC.
                       -----------------------
(Exact Name of registrant as specified in its charter)

                Delaware                                      13-3584552
        ------------------------                         --------------------
        (State of Incorporation)                          (I.R.S. Employer
                                                         Identification No.)


155 State Street Hackensack, New Jersey                    07601
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:  (201) 488-6230
                                                    --------------

                        Title of Each Class
                        -------------------
               Common Stock (Par value $.01 per share)

     Indicate by check Mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES    X                            NO  ______
                 ------

     Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practical date.

               Class                Outstanding at May 14, 1997
               -----                ---------------------------

          Common stock, par value
            $.01 per share                   20,197,541

                        MEDICAL RESOURCES, INC.

                              INDEX
                                                                 Page
PART I.   FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 1997
            and December 31, 1996                                  3
          Consolidated Statements of Income for the
            three months ended March 31, 1997 and 1996             5

          Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996             6

          Notes to Consolidated Financial Statements               9


Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                               20


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                    25

Item 6.  Exhibits and reports on Form 8-K                         26


         Exhibit 11.  Computation of Shares Used For Earnings Per
                      Share Calculation                           28

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                         March 31,    December 31,
                                           1997           1996
                                        ------------   ------------
                                        (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents          $ 19,468,047  $ 15,346,254
  Short-term investments                 10,683,535     1,662,600
  Restricted short-term investments             ---     4,500,000
  Accounts receivable, net               52,433,279    39,878,380
  Other receivables                       1,620,958     2,290,825
  Prepaid expenses                        4,824,740     3,715,092
  Deferred tax assets, net
                                          2,868,000     3,354,000
   Total current assets                ------------  ------------
                                         91,898,559    70,747,151
                                       ------------  ------------


Medical diagnostic and office
 equipment, net                          47,728,267    24,397,077
 Goodwill, net                           90,765,203    62,638,656
Other assets                              4,208,886     3,170,684
Deferred tax assets, net                  2,311,112     2,351,089
Restricted cash                           1,057,693     1,045,000
Value of venture contracts                  142,655       164,155
                                       ------------  ------------
       Total assets                    $238,112,375  $164,513,812
                                       ============  ============



The accompanying notes are an integral part of the consolidated financial statements.

                        MEDICAL RESOURCES, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                               March 31,     December 31,
                                                                 1997           1996
                                                             -------------  ------------
                                                              (unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments on notes and
           mortgage payable                                    $  7,919,983  $  6,728,668
        Current installments on capital
           lease obligations                                      7,469,959     5,991,626
        Accounts payable and
           accrued expenses                                      15,120,170    13,070,370
        Income taxes payable                                      1,723,176     2,063,860
           Other current liabilities                                234,692       116,847
                                                               ------------  ------------
               Total current liabilities                         32,467,980    27,971,371



Senior notes payable                                             52,000,000           ---
Notes and mortgage payable,
   less current installments                                     10,970,014    12,637,926
Obligations under capital leases,
   less current installments                                      6,750,673     8,373,681
Convertible debentures                                            1,370,000     6,988,089
Other long term liabilities                                       2,539,936       108,076
Minority interest                                                12,723,132     2,050,695
                                                               ------------  ------------
     Total liabilities                                          118,821,735    58,129,838

Stockholders' equity:
   Common stock, $.01 par value;
     authorized 50,000,000 shares,
     20,001,014 issued and
     outstanding at March 31, 1997 and
     18,593,900 issued and 18,326,400
     outstanding at December 31, 1996                               200,010       185,939
   Common stock to be issued; 125,000
     shares at March 31, 1997 and 600,000
     shares at December 31, 1996                                    358,594     1,721,250
   Additional paid-in capital                                   112,158,370   102,927,874
   Unrealized appreciation of investments                            16,311        25,889
   Retained earnings                                              6,557,355     2,955,530
   Less, 267,500 common shares in
     Treasury at December 31, 1996                                      ---   ( 1,432,508)
                                                               ------------  ------------
         Stockholders' equity                                   119,290,640   106,383,974
                                                               ------------  ------------
Total liabilities and stockholders'
        equity                                                 $238,112,375  $164,513,812
                                                               ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                             Quarter ended March 31,
                                               1997           1996
                                           -----------    -----------


Net service revenues                       $40,592,640    $18,047,277
                                           -----------    -----------
Operating costs, excluding interest,
 depreciation and amortization              24,696,363     12,036,999
  Provision for uncollectible accounts
 receivable                                  2,288,998        814,708
Corporate general and administrative         3,363,476      1,601,205
Depreciation and amortization                2,921,454      1,316,909
                                           -----------    -----------
  Operating income                           7,322,349      2,277,456
Interest expense, net                          929,313        498,167
                                           -----------    -----------
Income before minority interest and
 income taxes                                6,393,036      1,779,289
                                           -----------    -----------
 Minority interest                             235,016         43,691
                                           -----------    -----------
 Income before income taxes                  6,158,020      1,735,598
 Provision for income taxes                  2,556,195        437,820
                                           -----------    -----------
Net income                                 $ 3,601,825    $ 1,297,778
                                           ===========    ===========


Per share data

Primary:

Primary net income per share               $       .18    $       .16
                                           ===========    ===========


Fully diluted:

Fully diluted net income per share         $       .18    $       .16
                                          ============    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                    Quarter ended March 31,
                                                                      1997         1996
                                                                  ----------     ----------
Cash flows from operating activities:
 Net income                                                       $ 3,601,825    $1,297,778
                                                                  -----------    ----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                                    2,921,454     1,316,909
   Provision for uncollectible accounts
    receivable                                                      2,288,998       814,708
   Minority interest in income  of
     joint ventures and limited
     partnerships, net of distributions                               235,016        43,691
   Deferred income tax provision                                      525,977       206,302
  Changes in operating assets and liabilities:
   Accounts receivable                                             (9,376,261)   (3,461,899)
   Other receivables                                                  486,345    (  239,998)
   Prepaid expenses                                                (1,109,648)   (  522,376)
   Other assets                                                    (  430,844)   (  428,606)
   Accounts payable and accrued
     expenses                                                      (1,777,943)    2,797,716
   Income taxes payable                                            (  340,684)      151,671
   Other current liabilities                                          117,845    (  122,191)
   Other long term liabilities                                     (  319,138)  (  311,946)
                                                                  -----------    ----------
    Total adjustments                                              (6,778,883)      243,981
                                                                  -----------    ----------
     Net cash (used in) provided by
       operating activities                                        (3,177,058)    1,541,759
                                                                  -----------    ----------

The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Quarter ended March 31,
                                                                         1997           1996
                                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of MRI-CT, Inc.                                                   ---    (  463,130)
  Purchase of NurseCare Plus, Inc.                                           ---    (1,263,992)
  Purchase of National Healthcare
    Solutions, Inc.                                                  (    50,000)          ---
  Purchase of Melbourne center                                       ( 1,125,000)          ---
  Purchase of southern California centers  ( 1,021,351)                                    ---
  Purchase of Advanced Diagnostic
   Imaging, Inc.                                                     ( 5,974,290)          ---
  Purchase of West Palm Beach center                                 ( 2,000,000)          ---
  Purchase of Rancho Cucamonga center                                ( 2,603,615)          ---
  Purchase of medical diagnostic and
   office equipment                                                  ( 1,736,388)   (  382,116)
  Refinancing of assets under capital
   leases                                                            ( 1,461,470)          ---
  Purchase of short-term investments,net                             ( 4,562,104)          ---
                                                                   -------------   -----------
   Net cash used in
     investing activities                                            (20,534,218)   (2,109,238)
                                                                   -------------   -----------
     Cash flows from financing activities:
 Common Stock issuance costs                                                 ---    (  145,281)
 Note and capital lease repayments
   in connection with acquisitions                                   ( 7,001,398)          ---
 Note and capital lease repayments in
   connection with Senior notes
   transaction                                                      ( 13,764,215)          ---
 Principal payments under capital
   lease obligations                                                 ( 1,330,660)   (  928,786)
   Principal payments on notes and
   mortgage payable                                                  ( 1,633,875)   (  303,795)
 Proceeds from Senior notes,
   net of issuance costs                                              51,113,080           ---
 Proceeds from borrowings                                                308,512           ---
 Proceeds from convertible debentures,net                                            6,532,965
 Redemption of convertible debentures                                (    19,000)          ---
 Purchase of treasury stock                                                  ---    (   50,625)
 Proceeds from exercises of options                                      160,626        56,668
                                                                   -------------   -----------
   Net cash provided by
     financing activities                                             27,833,070     5,161,146
                                                                   -------------   -----------
Net increase in cash
   and cash equivalents                                                4,121,794     4,593,667
Cash and cash equivalents
   at beginning of year                                               15,346,254     3,934,677
                                                                   -------------   -----------
Cash and cash equivalents
   at March 31,                                                    $  19,468,048   $ 8,528,344
                                                                   =============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Quarter ended March 31,
                                                                         1997          1996
                                                                   -------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                  $   1,594,200   $   557,000
     Interest                                                      $     583,647   $   392,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

   Capital lease obligations assumed
    in connection with acquisitions                                $   6,552,966   $ 1,572,137
   Note payable obligations assumed
    in connection with acquisitions                                $  14,544,252           ---
   Capital lease obligations incurred
    for use of equipment                                           $   1,703,147   $    68,000
   Conversion of subordinated debentures
    to Common Stock                                                $   5,626,613   $   650,000
   Issuances of Common Stock in connection
    with acquisitions                                              $   3,051,770   $   914,000
   Issuance of warrants in connection
    with acquisitions                                              $     843,000           ---
   Issuance of notes payable in connection
    with acquisitions                                                        ---   $ 1,338,315


The accompanying notes are an integral part of the consolidated financial statements.

                         MEDICAL RESOURCES INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  General
-----------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Medical Resources, Inc.'s (the "Company") Annual Report for the year ended December 31, 1996.

Reclassification
----------------

     Certain prior year items have been reclassified to conform to current year presentation

Revenue Recognition
-------------------

     For the Company's centers and those centers that the Company acquired through its acquisition of NMR of America, Inc. ("NMR") which were previously acquired by NMR (as opposed to developed, see next paragraph), revenues are recognized on an accrual basis as earned and consist of patient service revenues adjusted for contractual adjustments (net patient service revenues) allocated to the Company under the terms of management agreements. This revenue is derived from charges for patient services rendered in diagnostic imaging centers under the terms of certain payment arrangements with various third party payors.

     For centers which NMR developed, agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a

MEDICAL RESOURCES, INC.

-------------------------------------------

quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of a contractual allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, constitute the Company's net service revenues for sites developed by NMR.

     Certain revenues are subject to audit and retroactive adjustment by third-party payors. The Company is aware of no pending audits or proposed adjustments and no provisions for estimated retroactive adjustments have been provided.

     The Company also recognizes revenue from temporary nurse staffing. Revenues are recognized on an accrual basis as earned.

New Accounting Standards
-------------------------

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No adjustments were required pursuant to the adoption of Statement No. 121 by the Company.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"), was issued which established standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Had Statement No. 128 been used the Company would have reported the following unaudited earnings per share for the three month periods ended:

                                      March 31, 1997   March 31, 1996
                                      --------------   --------------
Earnings per share:
Basic                                   $ .19              $ .16
Fully Diluted                           $ .18              $ .14

Weighted Average Number
 of shares used in computation:
Basic                                  19,001,393       8,250,589
Fully Diluted                          21,033,802      10,024,272

 MEDICAL RESOURCES, INC.

-------------------------------------------


     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock Based Compensation" ("Statement No. 123") was issued. It encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.


2.  Short-term investments
--------------------------

                                                                 Gross
                                                               unrealized    Fair
                                                   Cost          gains       value
                                               -----------    ----------  -----------
  March 31, 1997

Available-For-Sale:
 U.S. Government obligations                   $ 9,891,207    $   16,311   $ 9,907,518
 Certificates of deposit                           776,017                     776,017
                                               -----------                 -----------
Total                                           $10,667,224   $   16,311   $10,683,535
                                               ===========    ==========   ===========

  December 31, 1996

Available-For-Sale:
 U.S. Government obligations                   $ 5,360,694    $   25,889   $ 5,386,583
 Certificates of deposit                           776,017            --       776,017
                                               -----------    ----------   -----------
Total                                            6,136,711        25,889     6,162,600
Less: Restricted investments                    (4,500,000)           --    (4,500,000)
                                               -----------    ----------   -----------
                                               $ 1,636,711    $   25,889    $1,662,600
                                               ===========    ==========   ===========

3.  Acquisitions
----------------

     On January 9, 1996, the Company consummated the acquisition of the business assets of MRI-CT, Inc., ("MRI-CT") comprised primarily of four diagnostic imaging centers in the city of New York. The acquisition was consummated pursuant to an Asset Purchase Agreement dated December 21, 1995 by and among the Company and MRI-CT. Pursuant to the Agreement, a wholly owned subsidiary of the Company acquired

MEDICAL RESOURCES, INC.

-------------------------------------------

all of the business assets of MRI-CT for a combination of $533,000 cash, 194,113 shares of the Company's Common Stock valued at $914,000 and a $88,000 note payable bearing interest at prime due January 9, 2001. The excess of the purchase price over the fair value of net assets acquired amounted to $1,540,000 and is being amortized on a straight-line basis over 20 years.

     On January 12, 1996, the Company consummated the acquisition of the common stock of NurseCare Plus, Inc. ("NurseCare") a California corporation based in Oceanside, California, which provides supplemental health care staffing services for clients including hospitals, clinics and home health agencies in southern California. The NurseCare acquisition was consummated pursuant to a Stock Purchase Agreement dated as of January 11, 1996 by and among StarMed Staffing, Inc. the Company's wholly owned subsidiary ("StarMed") and NurseCare. Pursuant to the NurseCare Agreement, StarMed acquired from NurseCare all of the common stock of NurseCare for $2,514,000, payable in $1,264,000 cash and a note payable for $1,250,000 bearing interest at prime plus one percent due January 12, 1999. The excess of the purchase price over the fair value of net assets acquired amounted to $2,087,000 and is being amortized on a straight-line basis over 20 years.

     On April 19, 1996, the Company entered into an asset purchase agreement with AmeriCare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("AmeriCare"), which owned and operated imaging centers in the Tampa, Florida area. Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities of Americare for $1,500,000 cash and 228,751 shares of the Company's Common Stock valued at $1,275,000. The excess of the purchase price over the fair value of net assets acquired amounted to $2,862,000 and is being amortized on a straight-line basis over 20 years.

     On April 30, 1996, the Company entered into an asset purchase agreement with Clearwater, Florida based Access Imaging Center, Inc. ("Access"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Access for $1,300,000 cash and 192,063 shares of the Company's Common Stock valued at $1,445,000.

The excess of the purchase price over the fair value of net assets acquired amounted to $1,972,000 and is being amortized on a straight-line basis over 20 years.

     On June 28, 1996, the Company entered into an asset purchase agreement with WeCare-Allied Health Care, Inc. ("WeCare"), a health care staffing company. Pursuant to the agreement, the Company acquired certain assets for $1,050,000 cash and a $510,000 note payable bearing interest at prime plus one percent due July 1998. The

MEDICAL RESOURCES, INC.

-------------------------------------------

excess of the purchase price over the fair value of net assets acquired amounted to $1,769,000 and is being amortized on a straight-line basis over 20 years.

     On July 8, 1996, the Company acquired a diagnostic imaging center in Centereach, New York ("Centereach"). Pursuant to the acquisition, the Company acquired certain of the assets for approximately $3,100,000 in cash. The excess of the purchase price over the fair value of net assets acquired amounted to $2,989,000 and is being amortized on a straight-line basis over 20 years.

     On August 30, 1996, the Company consummated the acquisition of NMR of America, Inc. ("NMR"). NMR is engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $35,286,000. The excess of the purchase price over the fair value of net assets acquired amounted to $1,769,000 and is being amortized on a straight-line basis over 20 years.

     On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York. Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities for $1,900,000 cash and 573,175 shares of the Company's Common Stock valued at $4,500,000. The excess of the purchase price over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight-line basis over 20 years.

     On December 16, 1996, the Company acquired the Imaging Center of the Ironbound in Newark, New Jersey from TME, Inc. for $216,000 in cash and 18,868 shares of the Company's Common Stock valued at $200,000. The excess of the purchase price over the fair value of net assets acquired amounted to $440,000 and is being amortized on a straight-line basis over 20 years.

     Each of the above acquisitions (the "1996 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

MEDICAL RESOURCES, INC.

-------------------------------------------

     On January 10, 1997, the Company, through its wholly owned subsidiary, StarMed Staffing, acquired the assets of National Health Care Solutions, Inc. a medical staffing company in Detroit, Michigan for approximately $50,000 in cash. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $299,000 and is being amortized on a straight-line basis over 20 years.

     On January 16, 1997, the Company acquired a diagnostic imaging center located in Melbourne, Florida for approximately $1,125,000 in cash. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $1,250,000 and is being amortized on a straight-line basis over 20 years.

     On January 28, 1997, the Company acquired two diagnostic imaging centers in southern California; a multi-modality imaging center in San Clemente, California and an imaging facility in Oceanside, California for approximately $1,030,000 payable in cash and contingent consideration, payable in the Company's Common Stock, based on the centers achieving certain financial objectives. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $1,820,000 and is being amortized on a straight-line basis over 20 years.

     On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for 215,000 shares of the Company's Common Stock valued at $2,300,000. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $1,960,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,900,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $17,725,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida for approximately $2,000,000 in cash and approximately $600,000 in the Company's Common Stock. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $2,440,000 and is being amortized on a straight-line basis over 20 years.

MEDICAL RESOURCES, INC.

-------------------------------------------

     On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California for approximately $2,603,615 in cash and approximately $500,000 in the Company's Common Stock. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $3,520,000 and is being amortized on a straight-line basis over 20 years.

     Each of the above acquisitions (the "1997 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

     The following unaudited consolidated proforma data reflects the 1996 Acquisitions and 1997 Acquisitions as if they had occurred at the beginning of each of the periods presented:

                             Three Months    Three Months
                                Ended           Ended
                            March 31, 1997  March 31, 1996
                            --------------  --------------
Revenues, net                  $45,462         $38,079
Operating income               $ 8,234         $ 6,647
Income before taxes            $ 7,009         $ 5,126
Fully diluted net income
 per share                     $   .21         $   .17

4.  Debt Financing
------------------

     On February 20, 1997, the Company completed a $52,000,000 private placement of Senior Notes (the "Senior Notes") to a group of insurance companies led by the John Hancock Mutual Life Insurance Company. The notes bear interest at an annual rate of 7.77%, are subject to annual sinking fund payments commencing February 2001 and have a final maturity in February 2005. The Company used a portion of the proceeds from the Senior Notes to retire capital lease obligations totaling $8,274,330 and notes payable totaling $5,489,885. The difference between the amount used to retire capital lease obligations and the carrying value of such obligations was approximately $1,461,000. In accordance with Financial Accounting Standards Board Interpretation 26 ("FIN 26") "Accounting for the Purchase of a Leased Asset by the Lessee During the Term of the Lease," the book value of the related assets have been increased by this amount which will be amortized over the remaining useful life of the assets.

MEDICAL RESOURCES, INC.

-------------------------------------------

The difference between the amount used to retire notes payable and the carrying value of the related note obligations was approximately $185,000. In accordance with Accounting Principles Board Opinion No. 26 "Early Retirement of Debt ("ABP 26"), this amount has been treated as a period expense and included as a component of corporate general and administrative expenses during the quarter ended March 31, 1997. The interest rates under the capital lease obligations and notes payable ranged from 4.9% to 18.5%. As a result of these retirements, the Company's monthly cash flow and interest savings during 1997 approximate $567,847 and $1,079,001, respectively, before income taxes. The balance of the proceeds of the Senior Notes is being used to fund acquisitions and for general corporate purposes.

5.  Convertible Subordinated Debentures
---------------------------------------

     On May 30, 1995 the Company issued at par $4,350,000 aggregate principal amount of 11% Convertible Subordinated Debentures due 2000 (the "1995 Debentures"). The 1995 Debentures are convertible into Common Stock of the Company at any time by the holder at a conversion price of $4.00 per share. The 1995 Debentures automatically convert to Common Stock when, after June 1, 1997 the market price of the Common Stock exceeds $6.00 per share for any 15 consecutive day period. Interest is payable on May 31 and November 30 in each year. related debt issuance costs of $248,000 are included as a component of other assets in the accompanying consolidated balance sheet and are being amortized on a straight line basis over five years. As of March 31, 1997 $2,980,000 aggregate principal amount of the 1995 Debentures were converted into 745,000 shares of the Company's Common Stock. No conversions were made during the quarter ended March 31, 1997.

     On February 7, 1996, the Company issued at par $6,533,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The 1996 Debentures are convertible into Common Stock of the Company at a conversion price of $6.00 per share. The Company called for the redemption of the 1996 Debentures at the conversion price of $6.00 per share on or before March 27, 1997. As of March 31, 1997 all of the 1996 Debentures have converted. The unamortized portion of the debenture issuance costs of $342,000 has been included as a component of additional paid-in capital in the Stockholders' equity section of the accompanying March 31, 1997 balance sheet.

     Under the terms of the merger agreement with NMR, the Company assumed the obligations of NMR under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). The Company called for redemption of the NMR Debentures at the conversion price of $6.54 per share on or before March 27, 1997. As of March 31, 1997, all but $19,000 of the NMR

MEDICAL RESOURCES, INC.

-------------------------------------------

Debentures had been converted into the Common Stock of the Company. The unamortized portion of the debenture issuance costs of $32,387 has been recorded as a component of additional paid-in capital in the Stockholders' equity section of the accompanying March 31, 1997 balance sheet.

6.  Segment Information
-----------------------

     The Company operates in two industry segments-diagnostic imaging services and temporary staffing services. The operations of the diagnostic imaging services segment involves operating and managing diagnostic imaging centers. The operations of the temporary staffing segment involves providing temporary staffing of registered nurses, technicians and other medical industry personnel to acute and sub acute care facilities.

     The following table presents selected financial information by industry segment as of and for the quarters ended March 31:


                                      1997         1996
                                  ------------  -----------
Net Revenues:
  Diagnostic imaging centers      $ 27,446,506  $11,367,575
  Temporary staffing services       13,146,134    6,679,702
                                  ------------  -----------
       Total                      $ 40,592,640  $18,047,277
                                  ============  ===========

Operating income:
  Diagnostic imaging centers      $  6,712,574  $ 2,064,614
  Temporary staffing services          609,775      212,842
                                  ------------  -----------
        Total                     $  7,322,349  $ 2,277,456
                                  ============  ===========

Identifiable assets:
  Diagnostic imaging centers      $227,617,528  $48,119,862
  Temporary staffing services       10,494,847    9,415,317
                                  ------------  -----------
        Total                     $238,112,375  $57,535,179
                                  ============  ===========

Depreciation and amortization:
  Diagnostic imaging centers      $  2,789,834  $ 1,197,664
  Temporary staffing services          131,620  $   119,245
                                  ------------  -----------
        Total                     $  2,921,454  $ 1,316,909
                                  ============  ===========

Capital expenditures:
  Diagnostic imaging centers      $  1,716,098  $   382,116
  Temporary staffing services           20,290          ---
                                  ------------  -----------
        Total                     $  1,736,388  $   382,116
                                  ============  ===========

MEDICAL RESOURCES, INC.

-------------------------------------------


7.  Commitments and Contingencies
---------------------------------

     In 1996, an individual and his spouse brought an action in the Supreme Court of the State of New York, King's County against Advanced MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12.5 million. The plaintiff alleges negligent operations, improper supervision and hiring practices and failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurer will pursue the defense of this matter, however such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery. The Company's legal counsel believes that it is more probable than not that the plaintiffs will not recover the damages sought. The Company has made no provision in the financial statements for this matter. In the event the plaintiffs prevail, this matter may have a material adverse effect on the Company's financial condition, results of operations and cash flow.

8.  Related Parties
-------------------

     The Company pays an annual financial advisory fee to an affiliate (the "Affiliate") of the Company's Chairman of the Board and controlling stockholders. Such fees amounted to $56,250 for the quarter ended March 31, 1997. During the quarter ended March 31, 1997, for financial advisory services rendered by the Affiliate to the Company in connection with the issuance by the Company of the Senior Notes and the acquisition by the Company of five companies, the Company also paid transaction related advisory fees and expenses of $285,000 and issued to the Affiliate warrants to purchase 449,000 shares of the Company's Common Stock. The exercise price of warrants issued to the Affiliate were no less than the fair market value of the Company's Common Stock on date of grant.

MEDICAL RESOURCES, INC.

-------------------------------------------

9.  Subsequent Events
---------------------

     On May 12, 1997, the Company acquired the assets of ATI Centers, Inc., which owns and operates 11 diagnostic imaging centers in eastern Pennsylvania and southern New Jersey. The Company purchased the centers for $14,400,000 in cash, including deferred payments of up to $1,500,000. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired is estimated to be approximately $14,200,000 and will be amortized on a straight line basis over 20 years.

     On May 12, 1997, the Company acquired two diagnostic imaging centers located in Silver Spring and Towson, Maryland for aggregate consideration of $4,300,000; $2,800,000 in cash and approximately $1,500,000 in Common Stock of the Company. The acquisition will be accounted for as purchases, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired is estimated to be approximately $3,700,000 and will be amortized on a straight line basis over 20 years.

     On May 12, 1997 the Company entered into a definitive agreement to acquire the assets of Capstone Management Group, Inc., which owns and operates 10 diagnostic imaging centers, nine of which are located in the northeast and one of which is located in Ohio. The Company will purchase the centers for $10,000,000 in cash and Common Stock of the Company, plus the assumption of certain indebtedness and contingent consideration based on the centers' performance. The consummation of this transaction is subject to satisfactory completion of the Company's due diligence investigation and other customary closing conditions.

     The following unaudited consolidated proforma data reflects the above acquisitions as if they had occurred at the beginning of each of the periods presented:


                             Three Months    Three Months
                                Ended           Ended
                            March 31, 1997  March 31, 1996
                            --------------  --------------
Revenues, net                   $53,494         $46,111
Operating income                $10,471         $ 8,884
Income before taxes             $ 8,626         $ 6,743
Fully diluted net income
 per share                      $   .25         $   .21

 MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Results of Operations
---------------------

Three months ended March 31, 1997 compared to three months ended March 31, 1996.
--------------------------------------------------------------------------------

     The following discussion and analysis provides information which management believes is relevant to an assessment an understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited financial statements appearing in Item 1.

     The Company's net service revenues for the quarters ended March 31, 1997 and 1996 were $40,592,640 and $18,047,277, respectively, representing an increase of $22,545,363 or 124.9% in 1997. The increase is due primarily to (i) an increase in revenues generated by the 1996 Acquisitions of approximately $12,727,000; (ii) revenues generated by the 1997 Acquisitions of approximately $2,640,000; and (iii) an increase in staffing revenues of approximately $6,415,000, which is primarily due to the opening of additional "per diem" sites and the acquisition of WeCare in June 1996.

     Operating costs for the quarters ended March 31, 1997 and 1996 were $24,696,363 and $12,036,999, respectively, an increase of $12,659,364 or 105.2%.
Of this increase, $7,697,886 or 60.8% is attributable to the operating costs of imaging centers acquired during 1996 and 1997 and $4,796,628 or 37.9% is attributable to staffing offices opened or acquired during 1996 and 1997. Operating costs at imaging centers that were open during the entire quarter ended March 31, 1997 and 1996 rose by approximately $165,000 due primarily to increased patient volumes. As a percentage of revenue, operating costs declined from 53.6% to 50.9% in the imaging segment and from 82.9% to 81.7% in the staffing segment.

     Provision for uncollectible accounts receivable increased $1,474,290 or 181.0% from $814,708 for the quarter ended March 31, 1996 to $2,288,998 for the quarter ended March 31, 1997. This increase is due to the significant increase in imaging revenues which have a higher bad debt experience than staffing revenues. The imaging segment provision for uncollectible accounts consists of $2,285,218 or 8.3% of revenue for the quarter ended March 31, 1997 as compared to $809,780 or 7.1% of revenue in 1996. The increase in the imaging provision as a percentage of revenue is primarily due to changes in payor mix at centers acquired during 1996 and 1997. The staffing segment's provision for uncollectible accounts receivable was immaterial for the quarters ended March 31, 1997 and 1996.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

     Corporate general and administrative expense increased by $1,762,271 or 110.1% from $1,601,205 for the quarter ended March 31, 1996 to $3,363,476 for the current quarter. This increase is primarily due to the expanded business development activities during 1996 and 1997 and the resulting growth. Corporate general and administrative expense for the quarter ended March 31, 1997 includes a non-recurring charge of approximately $185,000 relating to the repayment of certain notes payable in connection with the Senior Note transaction (see Note
4).

     Depreciation and amortization expense was $2,921,454 for the quarter ended March 31, 1997 compared to $1,316,909 for the quarter ended March 31, 1996 or an increase of $1,604,545 (121.8%). The imaging center segment accounted for $1,592,170 or 99.2% of the increase in aggregate depreciation and amortization expense primarily due to the depreciation expense relating to acquired assets and increased goodwill amortization expense incurred in connection with the acquisitions.

     Interest expense, net for the quarter ended March 31, 1997 was $929,313 as compared to $498,167 for the comparable quarter last year, an increase of $431,146 or 86.5%. The increase is primarily due to increases in interest on the debt assumed as part of the 1996 and 1997 Acquisitions, the Senior Notes and higher outstanding balances under convertible debentures offset by scheduled reductions in outstanding principal balances and an increase in interest income earned on invested cash balances.

     Minority interest was $235,016 for the quarter ended March 31, 1997 compared to $43,691 for the same quarter last year. The increase of $191,325, or 437.9% is primarily due to the acquisition of entities which operate limited partnerships with minority investors such as the NMR centers in August 1996 and the ADI centers in March 1997.

     The provision for income taxes increased $2,118,375 or 483.8% from $437,820 for the quarter ended March 31, 1996 to $2,556,195, for the same quarter in 1997. The Company's effective tax rate for the quarter ended March 31, 1997 increased to 42% from 25% at March 31, 1996. This increase is due to an increase in the profitability of the Company's existing and acquired centers and the impact of non-deductible goodwill.

     For the reasons described above, the Company's net income for the quarter ended March 31, 1997 increased by $2,304,407 or 177.5% to $3,601,825 from
$1,297,778 for the quarter ended March 31, 1996.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Liquidity and Capital Resources
-------------------------------

     The Company had net income of $3,601,825 for the quarter ended March 31, 1997 versus net income of $1,297,778 for the comparable prior quarter. At March 31, 1997, the Company's working capital totaled $59,430,579 which includes cash and cash equivalents totaling $19,468,047, and short-term investments totaling $10,683,535. The Company utilized $3,177,058 in net cash flow for operating
activities during the quarter ended March 31, 1997.   Cash used by operating
activities during the quarter ended March 31, 1997 resulted from operating cash flows of $9,583,270, an increase of $6,110,184 from $3,473,086 of operating cash flows for the quarter ended March 31, 1996, offset by a $12,750,328 net increase in the Company's operating assets and liabilities. The significant increase in operating assets and liabilities relates primarily to accounts receivable, net ($7,087,263) which increased due to (i) higher StarMed receivables caused by a significant seasonal revenue increase during the quarter ended March 31, 1997 in comparison to prior quarters; and (ii) increases at centers acquired during the quarter in which the sellers existing accounts receivable were not purchased.
In addition, the Company utilized $1,777,943 of operating cash flow to reduce accounts payable and accrued liabilities during the three months ended March 31, 1997.

     Investing activities used $20,534,218 in cash during the first quarter of
1997.   The Company used $12,724,265 in cash to acquire additional imaging centers during the quarter ended March 31, 1997. The Company purchased $1,736,388 of equipment and leasehold improvements primarily for the imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company's net investments from sales and purchases of short-term investments and marketable securities totaled $4,562,104 during the quarter ended March 31, 1997. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such maturities are scheduled to coincide with the Company's anticipated capital needs.

     Financing activities provided the Company with net cash totaling $27,833,070. This increase is comprised of $51,113,080 in net proceeds from the issuance of the Senior Notes offset by normal repayments of debt and capital lease obligations totaling $1,633,875 and $1,330,660, respectively, during the quarter ended March 31, 1997. In addition, the Company repaid $13,764,215 and $7,001,398 of outstanding notes payable and capital lease obligations in conjunction with the Senior Notes transaction and certain acquisitions. The Company may refinance certain of its assets using operating leases during the remainder of 1997.

 MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)


     The Company has three revolving lines of credit from a third party financing corporation. In May 1996, the Company obtained two $4 million lines and in October 1996, a $4 million line. The lines bear interest at prime plus 1.5% (10% at March 31, 1997) and have a two year term. As of March 31, 1997 no amounts were outstanding under these lines. The Company also has a $7 million capital lease line of credit, which bears interest at the 30-day T-bill rate plus 398 basis points. As of March 31, 1997 no amounts were outstanding under this line of credit. The Company has agreed that in order to draw on such lines it must pledge adequate collateral.

     The Company believes that the existing cash and cash equivalents, short-term investments and cash generated from operating activities will be sufficient to meet the needs of its current operations, any acquisitions of additional limited partnership interests in the Company's centers, anticipated capital expenditures and scheduled debt repayments.

          Management believes and continues to believe that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. The Company is committed to a substantial acquisition strategy based upon its assessment of strategic markets and opportunities resulting in the acquisition of twenty eight imaging centers in eight separate transactions from January 1, 1997 through May 14, 1997. Management intends to pursue the acquisition of additional centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. In the event the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

Other
-----

     The Company believes that its business is generally unaffected by seasonality. However, the Company usually experiences lower revenues during the third quarter of the year due to reduced activity during the summer months.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

     The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Management is aware of inflationary expectations and growing health care costs, and believes that the Company may not be able to raise the prices for its diagnostic imaging procedures by an amount sufficient to offset cost inflation. The Company has responded to these concerns in the past by increasing the volume of its business. In addition, current discussions within Federal government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The implementation of this reform could have a material effect on the financial results of the Company.

     Statements contained in this quarterly report which are not historical facts are forward-looking statements. In addition, the Company, from time to time, makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties, and here can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, risks associated with the acquisition of existing imaging centers, management of growth, government regulation, limitations and delays in reimbursement, the Company's ability to obtain and retain favorable arrangements with third party payers, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

New Accounting Standards
------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"), was issued which established standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Had Statement No. 128 been used the Company would have reported the following unaudited earnings per share for the three month periods ended:

                                      March 31, 1997   March 31, 1996
                                      --------------   --------------
Earnings per share:
Basic                                   $ .19              $ .16
Fully Diluted                           $ .18              $ .14

Weighted Average Number
 of shares used in computation:
Basic                                  19,001,393       8,250,589
Fully Diluted                          21,033,802      10,024,272

 MEDICAL RESOURCES, INC.

                    PART II.   OTHER INFORMATION
                    ----------------------------

Item 2.c.    Changes in Securities
             ---------------------

     The following is a list of equity securities sold by the Company during the quarter ended March 31, 1997 which, pursuant to the exemption covered under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act.

     On February 28, 1997, the Company issued to The MRI Center of Jacksonville, Inc. 215,000 share of the Company's Common Stock as consideration for the acquisition of a diagnostic imaging center in Jacksonville, Florida.

     On March 10, 1997, the Company issued to The Magnet of Palm Beach, Ltd. 56,670 shares of the Company's Common Stock as partial consideration for the acquisition of a diagnostic imaging center in West Palm Beach, Florida.

     On March 14, 1997, the Company issued to Grove Diagnostic Center, Inc. 44,016 shares of the Company's Common Stock as partial consideration for the acquisition of a diagnostic imaging center in Rancho Cucamonga, California.

     In addition, the Company issued to its financial advisor, for financial advisory services rendered to the Company in connection with acquisitions which were consummated in the first or second quarters of 1997, five-year warrants to purchase an aggregate of 449,000 shares of the Company's Common Stock. These warrants were issued as of the date of the public announcement of such acquisitions, and were contingent upon the transaction closing. The exercise prices were based on the average of the last sales price of the Company's Common Stock for the ten consecutive trading days prior to the public announcement.

 MEDICAL RESOURCES, INC.



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

      a.   Exhibits
           --------

           Exhibit 11. Computation of Shares Used For Earnings Per Share Calculation

      b.   Reports on Form 8-K
           -------------------

            On February 5, 1997, the Company filed a current report on Form 8-K, reporting under Item 4, that it had dismissed Ernst & Young LLP as its independent accountant.

            On February 5, 1997, the Company filed a current report on Form 8-K, reporting under Item 4, that it had engaged Coopers & Lybrand L.L.P. as its independent accountant.

            On February 20, 1997, the Company filed a current report on Form 8-K, reporting under Item 5, that the Company completed a $52,000,000 private placement of Senior Notes.

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Medical Resources, Inc.



                                     By /S/ WILLIAM D. FARRELL
                                      _______________________
                                       William D. Farrell
                                       President
                                       (Chief Operating Officer)



                                     By /S/ JOHN P. O'MALLEY III
                                      _________________________
                                       John P. O'Malley III
                                       Executive Vice President-Finance
                                       (Chief Financial Officer)



Date: May 15, 1997