Form 10-K/A
period 1996-12-31
MEDICAL RESOURCES INC /DE/
filed 1997-06-27
CIK 725151

 THIS FORM 10-K REFLECTS CHANGES INCLUDED IN AMENDMENTS FILED WITH SECURITIES
            AND EXCHANGE COMMISSION ON APRIL 8, 1997 ON FORM 10-K/A

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The Company has a successful record of acquiring imaging centers and integrating and improving their operations. Since the beginning of 1996, the Company has acquired 45 imaging centers through 13 acquisitions, including 18 imaging centers resulting from the Company's acquisition (the "NMR Acquisition") on August 30, 1996 of NMR of America, Inc. ("NMR"). The Company has also entered into definition documentation to acquire a company owning interests in and managing 11 centers in the Northeast and has an option to acquire an additional center in the Northeast. The Company believes that it will be able to continue to be a leader in the consolidation of the diagnostic imaging services industry because of its: (i) experience in identifying, structuring and completing acquisitions; (ii) ability to integrate effectively these acquisitions; (iii) size and financial resources; and (iv) existing presence in key geographic areas.

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

DIAGNOSTIC IMAGING SERVICES INDUSTRY

 Overview

  Imaging centers have played a vital role in the healthcare delivery system by offering diagnostic services such as MR, CT, ultrasound, nuclear medicine, mammography and x-ray in an outpatient setting. Diagnostic imaging procedures are used to diagnose diseases and physical injuries through the use of various imaging modalities. The use of non-invasive diagnostic imaging has grown rapidly in recent years because it allows physicians to diagnose quickly and accurately a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, risky and potentially debilitating for patients. In addition, diagnostic imaging is increasingly used as a screening tool for preventive care. While conventional x-ray continues to be the primary imaging modality based on the number of procedures performed, the use of MR and CT procedures has increased due to their more sophisticated diagnostic capabilities. The Company believes that utilization will continue to increase because of the growth in demand for diagnostic imaging services as well as the introduction of new diagnostic imaging procedures using new or existing modalities.

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

 Acquisition Strategy

  The Company has a successful record of acquiring imaging centers and integrating and improving their operations. Since the beginning of 1996, the Company has acquired 45 imaging centers through 13 acquisitions. The Company believes that it will be able to continue to be a leader in the consolidation of the diagnostic imaging services industry because of its: (i) experience in identifying, structuring and completing acquisitions; (ii) ability to integrate effectively these acquisitions: (iii) size and financial resources; and (iv) existing presence in key geographic areas.

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

  The Company's acquisitions have included individual centers, multi-center groups and two imaging management companies. The Company views each of these types of acquisitions as attractive due to the operational improvements, cost savings and strategic synergies which may benefit the Company. After the acquisition of a center, the Company applies its operating and financial expertise and procedures and utilizes its sales and marketing programs to manage the center effectively and to improve the center's utilization. In addition, the Company seeks to reduce the operating expenses of its acquired centers through various means, including capitalizing upon the Company's established relationships with vendors and its ability to take advantage of group purchasing discounts. In certain instances where the Company has acquired multiple centers from a single seller, it has closed a limited number of centers upon determining that such acquired centers would not likely meet its operating and financial objectives. Of the 45 centers acquired since the beginning of 1996, the Company has closed three centers through March 31, 1997.

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

                                                                 OPERATED
        LOCATION                         NAME                    SINCE(1)    OWNERSHIP(2)   MODALITIES(3)
        --------         ------------------------------------ -------------- ------------ -----------------
Northeast Region
 Englewood, NJ.......... Englewood Imaging Center             December 1979       100%    MR,CT,US,R,F,M
 Marlton, NJ(5)......... MRImaging of South Jersey            July 1984          91.0%    MR
 Union, NJ(5)........... OPEN MRI of Union                    August 1984        79.7%    MR
 Morristown, NJ(5)...... MRImaging of Morristown              December 1984      94.2%    MR
 Philadelphia, PA(5).... Academy Imaging Center               January 1986       97.7%    MR,CT,US,NM,R,F,M
 Allentown, PA(5)....... MRImaging of Lehigh Valley           May 1986           95.9%    MR
 Clifton, NJ............ Clifton Medical Imaging Center       June 1987           100%    MR,CT,US,NM,R,F,M
 Yonkers, NY............ Inter-County Imaging                 September 1987     65.0%    MR,CT,US,NM,R,F,M
 West Orange, NJ(4)..... Northfield Imaging                   January 1991        100%    MR,CT,US,NM,R,F,M
 Bel Air, MD(5)......... Colonnade Imaging Center             November 1991      62.9%    MR,CT,US,NM,R,F,M
 Jersey City, NJ........ The MR Institute at Midtown          July 1992           100%    MR
 Brooklyn, NY........... Advanced MRA Imaging Associates      January 1993        100%    MR,CT,US,NM,R,F,M
 Seabrook, MD(5)........ Seabrook Radiological Center         April 1995         87.1%    MR,CT
 Hackensack, NJ......... Hackensack Diagnostic Imaging        June 1995           100%    MR,CT,US,R,F,M
 Bronx, NY.............. Westchester Square Imaging           January 1996        100%    MR,CT
 New York, NY........... MRI-CT Scanning of Manhattan         January 1996        100%    MR,CT,US,R,M
 Centereach, NY......... Open MRI of Centerreach              July 1996           100%    MR
 Garden City, NY........ Open MRI at Garden City              November 1996       100%    MR
 East Setauket, NY...... Open MRI at Smith Haven              November 1996       100%    MR
 Newark, NJ............. Imaging Center of the Ironbound      December 1996       100%    MR
 North Bergen, NJ....... Advanced Magnetic Imaging            March 1997          9.0%    MR
 Kearny, NJ............. West Hudson MRI Associates           March 1997         25.0%    MR
 Cranford, NJ........... Cranford Diagnostic Imaging          March 1997         75.0%    MR,CT,US,M
 Montvale, NJ........... Montvale Medical Imaging             March 1997         13.8%    MR,CT,US,M,R,F
 Randolph, NJ........... Morris-Sussex MRI                    March 1997         20.0%    MR
 Totowa, NJ............. Advantage Imaging                    March 1997         15.0%    MR
 Dedham, MA............. MRI of Dedham                        March 1997         35.0%    MR
 Seekonk, MA............ Rhode Island-Massachusetts MRI       March 1997          5.0%    MR
 Chelmsford, MA......... MRI of Chelmsford                    March 1997         65.0%    MR
Florida
 St. Petersburg, FL..... Magnetic Resonance Associates        July 1984          80.2%    MR
 Naples, FL............. Gulf Coast MRI                       June 1993           100%    MR
 Ft. Myers, FL.......... Ft. Myers MRI-Central                May 1995            100%    MR,CT

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
 Tampa, FL.............. Americare MRI                        May 1996            100%    MR
 Tampa, FL.............. Americare Imaging                    May 1996            100%    CT,US,NM,R,M
 Tarpon Springs, FL..... Tarpon Springs MRI                   May 1996            100%    MR
 Clearwater, FL......... Access Imaging                       May 1996            100%    MR
 Melbourne, FL.......... South Brevard MRI                    January 1997        100%    MR
 Jacksonville, FL....... MRI Center of Jacksonville           February 1997       100%    MR
 West Palm, FL.......... The Magnet of Palm Beach March       March 1997          100%    MR,CT,US,R,M
Chicago Area
 Chicago, IL(5)......... MRImaging of Chicago                 April 1987         87.2%    MR
 Chicago, IL(5)......... OPEN MRI of Chicago                  June 1992          79.6%    MR
 Oak Lawn, IL(5)........ Oak Lawn Imaging Center              January 1994        100%    MR,CT,US,R,F,M
 Des Plaines, IL(5)..... Golf MRI & Diagnostic Imaging Ctr.   January 1995       75.0%    MR,CT,US,NM,R,F,M
 Libertyville, IL(5).... Libertyville Imaging Center          January 1995        100%    MR,R,F
 Chicago, IL(5)......... Central Diversey, IL                 January 1996        100%    MR
California
 Long Beach, CA......... Long Beach Radiology                 January 1997        100%    MR
 San Clemente, CA....... Oceanview Diagnostic Imaging         January 1997        100%    MR,CT,US,R,F,M
 Rancho Cucamonga, CA... Grove Diagnostic Imaging             March 1997          100%    MR,CT,NM,US,R,F,M

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

  Approximately 2% of the Company's revenues in 1996 were derived from capitation contracts with some third party payors which typically provide for the payment of a fixed fee per month on a per member basis, without regard to the amount or scope of services rendered. Because the obligations to perform service are not related to the payments, it is possible that either the cost or the value of the services performed may significantly exceed the fees received, and there may be a significant period between the time the services are rendered and payment is received. While the Company carefully analyzes the potential risks of capitation arrangements, there can be no assurances that any capitation contracts which the Company is a party to or which it may enter into in the future will not generate significant losses to the Company.


  In addition, certain types of capitation agreements, may be deemed a form of risk contracting. Many states limit the extent to which any person can engage in risk contracting, which involves the assumption of a financial risk with respect to providing services to a patient. If the fees received by the Company are less than the cost of providing the services, the Company may be deemed to be acting as a de facto insurer. In some states, only certain entities, such as insurance companies, HMOs and independent practice associations, are permitted to contract for the financial risk of patient care. In such states, risk contracting in certain cases has been deemed to be engaging in the business of insurance. The Company believes that it is not in violation of any restrictions on risk bearing or engaging in the business of insurance. If the Company is held to be unlawfully engaged in the business of insurance, such finding could result in civil or criminal penalties or require the restructuring of some or all of the Company's operations, which could have a material adverse effect upon the Company's business.

INTERPRETING PHYSICIANS AGREEMENTS

  The Company is not engaged in the practice of medicine and does not have employee physicians who provide medical services. In accordance with terms of the agreements with interpreting physicians, who are independent contractors at each center, including centers which are not 100% owned by the Company, all medical aspects of the center are under the general supervision of the interpreting physicians. Such medical aspects include supervision of medical technicians, establishment of professional fees, analysis of diagnostic information, preparation of reports to referring physicians, care of patients while at the center and communications with referring physicians. The Company's obligations include the administrative, marketing and financial management of the centers as well as providing necessary medical equipment and leasehold improvements to the interpreting physicians.


  Pursuant to these agreements with interpreting physicians, who read at wholly owned centers, the Company typically bills and collects on behalf of the interpreting physician amounts charged to patients. The Company receives a pre-negotiated contracted fee for services which it provides to the interpreting physician. The agreements generally have terms ranging between one and ten years. Such fee is generally based upon the nature of the diagnostic procedure performed and usage of the equipment at the center. For additional information pertaining to the Company's arrangements with interpreting physicians, see Note 1 to the Company's Consolidated Financial Statements - "Revenue Recognition." For certain centers that the Company acquired through its acquisition of NMR, which were developed by NMR (as opposed to acquired by NMR) agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by Physicians. Under the terms of the agreements, Physicians have agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR installed imaging system in operation. These agreements generally have terms of up to six years and are renewable at the option of the Company.

THE COMPANY'S TEMPORARY STAFFING BUSINESS

 Services Provided by StarMed

  Through its Per Diem and Travel Nursing divisions, StarMed provides temporary staffing to acute and sub-acute care facilities nationwide. StarMed's Per Diem staffing division provides registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities currently through 21 offices located in 10 states. StarMed's Travel Nursing division operates from a central office in Clearwater, Florida and provides registered nurses and operating room technicians nationwide for periods ranging from eight to twenty six weeks. StarMed's travel nursing personnel are relocated from their place of residence to the hospital location for the period of an assignment. StarMed employs the travel nursing staff under short-term employment agreements, provides accommodations, travel reimbursements and other benefits central to employees and bills the client on an hourly basis.

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

  State CON statutes generally provide that prior to construction of new facilities or the introduction of new services, a state health planning agency (a "Planning Agency") must determine that a need exists for those facilities or services. The CON process is intended to promote comprehensive healthcare planning, assist in providing high quality health care at the lowest possible cost and avoid unneccessary duplication by ensuring that only those healthcare facilities that are needed will be built.

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

CORPORATE PRACTICE OF MEDICINE AND FEE SPLITTING

  The laws of many states prohibit unlicensed, non-physician-owned entities or corporations (such as the Company) from performing medical services or physicians from splitting fees with non-physicians. The Company does not believe that it engages in the unlawful practice of medicine or the delivery of medical services in any state where it is prohibited, and is not licensed to practice medicine in states which permit such licensure. Professional medical services, such as the interpretation of MRI scans, are separately provided by independent contractor interpreting physicians pursuant to agreements with the Company. The Company performs only administrative and technical services and does not exercise control over the practice of medicine by physicians or employ physicians to provide medical services. However, in many jurisdictions, the laws restricting the corporate practice of medicine and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there is no assurance that, upon review, some of the Company's activities would not be found to be in violation of such laws. If such a claim were successfully asserted against it, the Company could be subject to civil and criminal penalties and could be required to restructure its contractual relationships.
In addition, certain provisions of its contracts with interpreting physicians, including the payment of management fees and restrictive covenants could be held to be unenforceable. Such results or the inability of the Company to restructure its contractual relationships could have a material adverse effect upon the Company.

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

ITEM 3. LITIGATION

  From time to time, the Company encounters litigation in the ordinary course of its business (see Note 10 to the Consolidated Financial Statements). In 1996, an individual and his spouse brought an action in the Supreme Court of the State of New York, King's County against Advanced MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12.5 million. The plaintiff alleges negligent operations, improper supervision and hiring practices and the failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurance will pursue the defense of this matter, however, such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery. The Company's legal counsel believes that it is more probable than not that the plaintiffs will not recover the damages sought. The Company has made no provision in its financial statements for this matter. In the event the plaintiffs prevail, this matter may have a material adverse effect on the Company's financial condition, results of operations and cash flow.

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

  In addition, on March 1, 1996, the Company issued to a financial advisory and brokerage firm, five-year warrants to purchase 75,000 shares of the Company's Common Stock consisting of 37,500 warrants with an exercise price of $8.00 per share and 37,500 warrants with an exercise price of $12.00 per share, for financial advisory services rendered to the Company; on May 20, 1996, the Company issued to 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board (the "Affiliate"), five year warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $9.00 per share, for financial advisory services rendered to the Company in connection with the NMR Acquisition; and on November 1, 1996, the Company issued to a financial consultant, five year warrants to purchase 5,000 shares of the Company's Common Stock at an exercise price of $9.00 per share, for financial advisory services rendered to the Company. In all cases, the exercise prices of the warrants referred to above were no less than, and in some cases exceeded, the fair market value of the Company's Common Stock on the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated historical financial data of the Company is derived from the Company's consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions. The information in the table and the notes thereto should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  For the year ended December 31, 1996, net service revenues amounted to $93,785,000 versus $51,994,000 for the year ended December 31, 1995, an increase of $41,791,000 or 80.4%. The increase in revenues is primarily attributable to an increase of $ 1,942,000 (representing a 5.9% increase) at centers which were included in revenues for all of 1996 and 1995; a $5,422,000 increase in revenues (representing a 175.5% increase) at three imaging centers acquired during 1995; $21,212,000 of revenues contributed by centers acquired during 1996 and a $12,925,000 increase (representing an 80.3% increase) in revenues generated by the staffing segment, primarily due to internal growth and acquisitions. Internal growth in the staffing segment consisting of the opening of new per diem offices accounted for approximately $3,200,000 of the increase in staffing revenue. Increased revenues at per diem offices opened during 1995, related primarily to improved volume as these offices matured from their start up phase, accounted for approximately $3,400,000 of the increase in staffing revenues. Per diem staffing businesses acquired during 1996 contributed approximately $6,300,000 in revenues during the year.


  Technical services payroll and related costs for the year ended December 31, 1996 amounted to $35,073,000 compared to $19,526,000 for the year ended December 31, 1995, an increase of $15,547,000 or 80%. Of this increase $6,356,000 or 41%
is attributable to costs incurred at imaging centers acquired during 1995 and 1996. $6,569,000 or 42% is attributable to the opening of new per diem offices and the staffing acquisitions.


  Technical services, operating fees and expenses which consist of film, medical supplies, medical equipment maintenance and physican fees amounted to $9,699,000 and $4,525,000 for the years ended December 31, 1996 and 1995, respectively, representing an increase of $5,174,000 or 114%. $4,284,000 or 83% of this increase is due to costs incurred at imaging centers acquired during 1995 and 1996.

  Administrative costs which include facilities rent, marketing costs and personnel costs of employees whose activities relate to the operations of multiple centers increased approximately $5,853,000 or 96% from $6,084,000 for the year ended December 31, 1995 to $11,937,000. This increase is primarily due to costs incurred at imaging centers acquired during 1995 and 1996.

  Other costs increased by $924,000 or 65% for the year ended December 31, 1996 to $2,354,000 as compared to $1,430,000 in the prior year primarily due to an increase in accounting and legal fees for the centers offset by a decrease in imaging center travel expenses.

  Provision for uncollectible accounts receivable increased $1,405,000 or 41.6% from $3,378,000 from the year ended December 31, 1995 to $4,783,000 for the year ended December 31, 1996. This increase is primarily due to the $28,276,000 increase in imaging revenues which have higher bad debt experience than the Company's staffing revenues. The 1996 imaging segment provision for uncollectible accounts consists of $4,704,000 or 7.3% of revenue as compared to $3,374,000 or 9.4% of revenue in 1995. The decrease in the provision for uncollectible accounts receivable as a percentage of imaging revenues is due to acquired companies having a more favorable collection experience due to differences in payor mix. The Company's staffing segment provision for uncollectibles for both 1996 and 1995 was not material.

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

  Interest expense for the year ended December 31, 1996 was $2,968,000 as compared to $1,829,000 for the prior year, an increase of $1,139,000 or 62.3%. This increase is primarily attributable to an increase in interest on convertible debentures and lines of credit outstanding during 1996 of $646,000 and increases in interest on debt assumed in acquisitions during 1996 totaling $764,000 offset by decreases in interest expense relating to scheduled reductions in outstanding principal balances.

  Minority interest amounted to $308,000 for the year ended December 31, 1996 as compared to ($124,000) for the year ended December 31, 1995. The increase of $432,000 or 348.4% is attributable to increased profitability at the Company's St. Petersburg, Florida and Yonkers, New York facilities ($383,000) and the acquisition of the NMR facilities ($49,000).

  The provisions for income taxes increased $2,503,000 or 150.9% for the year ended December 31, 1996 from $1,659,000 to $4,162,000. This increase is attributable to the increased profitability of the Company's existing and acquired businesses during 1996 and an increase in the Company's effective income tax rate. The Company's provision for income taxes resulted in effective tax rates of 36.6% in 1996 and 28.6% in 1995, respectively. The 1996 provision was higher than the statutory rate due primarily due to state and local income taxes, net of the Federal tax effect (6.1%), the impact on non-deductible goodwill (2.3%) and meals and entertainment, offset by other items amounting to (6.6%). In 1995, the effective tax rate was lower than the statutory rate primarily to a reduction in the deferred tax asset valuation allowance (26.2%) offset by other items amounting to 10.7%.

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

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  The Company's net service revenues in 1995 and 1994 were $51,994,000 and $45,179,000, respectively, representing an increase of $6,815,000, or 15%, in 1995. This increase was primarily due to an increase in the revenues of the Company's imaging business of $5,253,000. The increase in same center revenues was $2,272,000. In addition, revenues from the Company's staffing business increased in 1995 by $1,562,000 due to the opening of 8 per diem staffing offices during 1995.

  Technical services payroll and related costs in 1995 and 1994 were $19,526,000 and $17,484,000, respectively, representing an increase of $2,042,000 or 12% in 1995. This increase is primarily due to the acquisition of 3 additional centers in 1995.

  Technical services, operating fees and expenses which consist of film, medical supplies, medical equipment maintenance and physician fees in 1995 and 1994 were $4,525,000 and $4,630,000, respectively, representing a decrease of $105,000 or 2%. This decrease is due primarily to an increase in equipment maintenance costs offset by reductions in medical supplies and equipment fees.

  Administrative costs which include facilities rent, marketing costs and personnel costs of employees whose activities relate to the operations of multiple centers in 1995 and 1994 were $6,084,000 and $5,770,000, respectively, representing an increase of $314,000 or 5%. This increase is primarily due to the acquisition of 3 additional centers in 1995.

  Other costs in 1995 and 1994 were $1,430,000 and $1,424,000, respectively representing an increase of $6,000 or .4%.

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

  The extraordinary item, gain on debt restructuring of $762,000 relates to the restructuring of a note payable in January 1994.

  Loss from discontinued operations of $2,453,000 in 1995 was $790,000 higher than losses of $1,663,000 in 1994. The increase is due primarily to approximately $1,376,000 of losses incurred upon the sale of Maternity partially offset by reduced operating losses in 1995.

  As a result of the foregoing, net income/(loss) in 1995 and 1994 was $1,690,000 and ($1,994,000), respectively, representing an increase of $3,684,000 in net income in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash balances at December 31, 1996 and 1995 were $15,346,000 and $3,935,000, respectively, representing an increase of $11,411,000 or 290%, in 1996. The Company's working capital position at December 31, 1996 was $42,776,000 compared to a December 31, 1995 balance of $10,738,000, an increase of $32,038,000 or 298% during 1996. The increase in working capital resulted primarily from (i) the net proceeds of $25,164,000 from the Company's common stock offering, (ii) the net proceeds of $6,533,000 from the issuance of convertible subordinated debentures and (iii) the merger with NMR offset by cash paid as consideration for 1996 acquisitions and the assumption of certain liabilities of acquired companies. Delays in reimbursement of claims from third party payers, including Medicare, Medicaid, Managed Care/HMO providers and certain commercial payers, negatively affect the Company's liquidity.

  Net cash provided by operating activities for the years ended 1996 and 1995 was $1,450,000 and $2,335,000, respectively, representing a decrease of $885,000 in 1996. The decrease was primarily due to a large increase in accounts receivable and certain other assets which relate primarily to the Company's expansion activities offset by increases in net income, non-cash charges and other liabilities. The Company's average days sales outstanding (on an annualized basis) in accounts receivable increased from 3.1 months as of December 31, 1995 to 4.0 months as of December 31, 1996 primarily because of the significant increase in imaging revenues during 1996. Revenues derived from the imaging services business generally have a longer payment cycle than staffing receivables.

  In 1996, net cash used in investing activities totaled $16,703,000 which includes (i) $8,569,000 expended for the purchase of diagnostic imaging centers, offset by $2,157,000 of cash acquired in the NMR Acquisition, (ii) $2,314,000 for the purchase of per diem staffing businesses and (iii) $184,000 for the purchase of limited partnership interests. During 1996, the Company purchased $6,137,000 of investments, $4,500,000 of these investments were subsequently set aside (restricted) pursuant to the terms of a letter of credit issued in connection with an acquisition. An additional $600,000 in cash was set aside (restricted) pursuant to a letter of credit issued in conjunction with a consulting agreement to which the Company is a party. The Company expended $1,070,000 in 1996 for medical diagnostic and office equipment.

  Financing activities provided $27,110,000 in cash during the year ended December 31, 1996, which consisted of net proceeds of $25,164,000 received through a public offering of the Company's Common Stock, $6,533,000, net proceeds from the issuance of subordinated debentures in May 1996, $1,229,000 proceeds from borrrowings during the year (used to purchase equipment for the imaging centers), $2,022,000 realized from the exercise of stock options and warrants, offset by $7,773,000 utilized for the repayment of debt and capital lease obligations and $64,000 used to purchase shares of the Company's Common Stock.

  The Company currently has a capital lease equipment line of credit of $7,000,000 which was used at December 31, 1996. Medical equipment purchases, capital improvements, acquisitions and new center development have been funded primarily through third party capital lease and debt obligations and internally generated cash flow. The debt is generally collaterized by the equipment, and usually other assets, of the center. In addition, the Company has $12,000,000 in working capital lines of credit none of which were used at December 31, 1996. The Company has agreed that in order to draw on such lines it must pledge adequate collateral.

  As of December 31, 1996, $6,988,000 aggregate principal amount of convertible subordinated debentures were outstanding. Of such amount, $1,370,000 aggregate principal amount of such convertible subordinated debentures bear interest at 11%, are due 2000 and are convertible into common stock at anytime by the debenture holder at $4.00 per share. The debentures automatically convert into common stock at $4.00 per share when, after June 1, 1997, the market price of the stock exceeds $6.00 per share for any 15 day period. Additionally, $4,800,000 aggregate principal amount of the outstanding convertible debentures bear interest at 10.5%. Subsequent to year end, the Company called for a redemption of such debentures at the conversion price of $6.00 per share on or before March 27, 1997. Also, $818,000 aggregate principal amount of the outstanding convertible debentures bear interest at 8.0%. Subsequent to year end, the Company called for a redemption of such debentures at the conversion price of $6.54 per share on or before March 27, 1997.

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

  The Company believes that funds available from these capital raising activities together with the existing cash and cash equivalents, short-term investments and cash generated from operating activities will be sufficient to meet the needs of its current operations, any acquisitions of additional limited partnership interests in the Company's centers, anticipated capital expenditures and scheduled debt repayments for the next twelve months and on a long term basis.

  In addition, management believes and continues to believe that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple centers. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. The Company is committed to a substantial acquisition strategy based upon its assessment of strategic markets and opportunities resulting in the acquisition of fifteen imaging centers, in six separate transactions subsequent to December 31, 1996. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicate the Company would receive a favorable rate of return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. No assurances can be given that additional centers will be acquired or as to the terms thereof. In the event that the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

OTHER

  The Company believes that its imaging business is generally unaffected by seasonality. The Company's staffing business usually experiences lower revenues during the third quarter due to reduced activity during the summer months.

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

  In the first quarter of 1996, the Company adopted Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No adjustments were required pursuant to adoption of Statement No. 121 by the Company.

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

  In October 1995 Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement No. 123") was issued. It encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" "APB 25", and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under Statement No. 123, certain pro forma disclosure has been made in the notes as if the Company had accounted for its stock options under the Statement No. 123 fair value method.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Financial advisory services are provided annually to the Company by the Affiliate and the fees for such services amounted to $102,084 for fiscal 1996. The Company also paid transaction related advisory fees and expenses to the Affiliate of $362,500 and issued to the Affiliate warrants to purchase 120,000 shares of the Company's Common Stock exercisable at $9.00 per share for services rendered to the Company, including services in connection with the NMR Acquisition, the public offering of the Company's Common Stock in October 1996 and other transactions.

  Werbel & Carnelutti, a law firm in which Mr. Stephen M. Davis, a Director, is a partner, provided legal services to the Company during fiscal 1996.

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

(b) Reports on Form 8-K

  On December 6, 1996, the Company filed a current Report on Form 8-K reporting, under Item 5 hereof, that the Company, through an indirect wholly owned subsidiary, consummated the acquisition of the business assets of two entities, consisting primarily of two diagnostic imaging centers located in Long Island, New York.

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

                                          Medical Resources Inc.

                                                  /s/ William D. Farrell
                                          By: _________________________________
                                               PRESIDENT AND CHIEF OPERATING
                                               OFFICER (PRINCIPAL EXECUTIVE
                                                   OFFICER) AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON MARCH 31, 1997.

              SIGNATURE                     CAPACITY IN WHICH
                                                 SIGNED

         /s/ Gary N. Siegler           Chairman of the
-------------------------------------   Board of
           GARY N. SIEGLER              Directors

       /s/ William D. Farrell          President and
-------------------------------------   Chief Operating
         WILLIAM D. FARRELL             Officer
                                        (Principal
                                        Executive
                                        Officer) and
                                        Director

      /s/ John P. O'Malley, III        Senior Vice-
-------------------------------------   President-
        JOHN P. O'MALLEY, III           Finance and
                                        Chief Financial
                                        Officer
                                        (Principal
                                        Accounting
                                        Officer)

        /s/ Stephen M. Davis           Director
-------------------------------------
          STEPHEN M. DAVIS

         /s/ Gary L. Fuhrman           Director
-------------------------------------
           GARY L. FUHRMAN

        /s/ John H. Josephson          Director
-------------------------------------
          JOHN H. JOSEPHSON

         /s/ Neil H. Koffler           Director
-------------------------------------
           NEIL H. KOFFLER

                       REPORT OF INDEPENDENT ACCOUNTANTS

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

                                          /s/ Dixon, Odom & Co., LLP

February 21, 1995

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,  DECEMBER 31,
                                                         1996          1995
                                                     ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $ 15,346,254  $ 3,934,677
  Short-term investments............................    1,662,600
  Restricted short-term investments.................    4,500,000
  Accounts receivable, net..........................   39,878,380   13,837,637
  Other receivables.................................    2,290,825      477,062
  Prepaid expenses..................................    3,715,092    1,074,459
  Deferred tax assets, net..........................    3,354,000    1,871,397
                                                     ------------  -----------
    Total current assets............................   70,747,151   21,195,232
Medical diagnostic and office equipment, net........   24,397,077   11,530,159
Goodwill, net.......................................   62,638,656    9,122,663
Other assets........................................    3,170,684    1,497,207
Deferred tax assets, net............................    2,351,089      533,301
Restricted cash.....................................    1,045,000
Value of venture contracts..........................      164,155      257,261
                                                     ------------  -----------
    Total assets.................................... $164,513,812  $44,135,823
                                                     ============  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes and mortgage payable..... $  6,728,668  $   957,884
  Current portion of obligations under capital
   leases...........................................    5,991,626    3,244,652
  Accounts payable and accrued expenses.............   13,070,370    4,602,926
  Other current liabilities.........................      116,847    1,405,875
  Income taxes payable..............................    2,063,860      245,899
                                                     ------------  -----------
    Total current liabilities.......................   27,971,371   10,457,236
Notes and mortgage payable..........................   12,637,926    4,448,974
Obligations under capital leases....................    8,373,681    6,707,650
Convertible debentures..............................    6,988,089    4,350,000
Other long-term liabilities.........................    2,158,771    1,205,627
                                                     ------------  -----------
    Total liabilities...............................   58,129,838   27,169,487
                                                     ------------  -----------
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 18,593,900 issued and 18,326,400
   outstanding at December 31, 1996 and 7,697,500
   issued and 7,442,500 outstanding at December 31,
   1995.............................................      185,939       76,975
  Common stock to be issued; 600,000 shares of
   common stock.....................................    1,721,250    1,721,250
  Additional paid-in capital........................  102,927,874   20,834,922
  Unrealized appreciation of investments............       25,889
  Retained earnings/(deficit).......................    2,955,530   (4,298,678)
  Less 267,500 and 255,000 common shares in
   treasury, at cost, at December 31, 1996 and 1995.   (1,432,508)  (1,368,133)
                                                     ------------  -----------
    Total stockholders' equity......................  106,383,974   16,966,336
                                                     ------------  -----------
    Total liabilities and stockholders' equity...... $164,513,812  $44,135,823
                                                     ============  ===========

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,

                                              1996        1995         1994
                                           ----------- -----------  -----------
Net service revenues.....................  $93,785,117 $51,993,758  $45,178,945
                                           ----------- -----------  -----------
Imaging center and staffing operating
  costs:
 Technical services payroll and related
  expenses                                  35,073,444  19,525,611   17,483,695
 Technical services, operating
  fees and expenses                          9,699,139   4,524,944    4,629,931
 Administrative expenses                    11,937,222   6,083,630    5,769,982
 Other costs                                 2,354,351   1,429,611    1,423,842
Provision for uncollectible accounts
 receivable..............................    4,783,306   3,377,862    2,495,413
Corporate general and administrative.....    7,779,385   4,978,045    4,438,348
Depreciation and amortization............    7,465,475   4,567,144    4,844,265
Write-down of value contracts and
 intangible assets.......................                             2,176,118
Provision for minority interest in losses
 of joint venture........................                               531,543
Executive severance......................                               327,679
Write-down of medical diagnostic
 equipment...............................                                40,000
Gain on disposal of medical diagnostic
 equipment...............................                               (17,500)
                                           ----------- -----------  -----------
   Operating income......................   14,692,795   7,506,911    1,035,629
Interest expense.........................    2,968,206   1,829,017    1,692,931
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before minority interest, income taxes
 and extraordinary item..................   11,724,589   5,677,894     (657,302)
Minority interest........................      308,381    (124,085)     (46,134)
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before income taxes and extraordinary
 item....................................   11,416,208   5,801,979     (611,168)
Income taxes.............................    4,162,000   1,659,111      481,436
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before extraordinary item...............    7,254,208   4,142,868   (1,092,604)
                                           ----------- -----------  -----------
Discontinued operations, net of tax:
 Loss from operations of discontinued
  operations.............................               (1,076,644)  (1,663,426)
 Loss on sale of discontinued business...               (1,376,000)
                                           ----------- -----------  -----------
 Loss from discontinued operations.......               (2,452,644)  (1,663,426)
Income (loss) before extraordinary item..    7,254,208   1,690,224   (2,756,030)
Extraordinary item:
 Debt extinguishment.....................                               761,683
                                           ----------- -----------  -----------
Net income (loss)........................  $ 7,254,208 $ 1,690,224  $(1,994,347)
                                           =========== ===========  ===========
Income (loss) per common share:
 Primary income (loss) per share:
 Income (loss) from continuing
  operations before extraordinary item...  $      0.62 $      0.53  $     (0.15)
 Discontinued operations.................                    (0.31)       (0.23)
 Extraordinary item......................                                  0.10
                                           ----------- -----------  -----------
 Net income (loss) per share.............  $      0.62 $      0.22  $     (0.28)
                                           =========== ===========  ===========
Weighted average number of shares........   11,670,000   7,785,000    7,097,500
                                           =========== ===========  ===========
 Fully diluted income (loss) per share:
 Income (loss) from continuing
  operations before extraordinary item...  $      0.59 $      0.53  $     (0.15)
 Discontinued operations.................                    (0.31)       (0.23)
 Extraordinary item......................                                  0.10
                                           ----------- -----------  -----------
Net income (loss) per share..............  $      0.59 $      0.22  $     (0.28)
                                           =========== ===========  ===========
Weighted average number of shares........   12,903,000   7,785,000    7,097,500
                                           =========== ===========  ===========
Unaudited pro forma data:
Loss from continuing operations before
 income taxes and extraordinary item.....                           $  (611,168)
Income taxes.............................                               660,061
                                                                    -----------
Loss from continuing operations before
 extraordinary item......................                            (1,271,229)
Discontinued operations, net of taxes....                            (1,014,690)
                                                                    -----------
Loss before extraordinary item...........                            (2,285,919)
Extraordinary items, net of taxes........                               464,627
                                                                    -----------
Net loss.................................                           $(1,821,292)
                                                                    ===========
Pro forma loss per common share:
Loss from continuing operations before
 extraordinary items.....................                           $     (0.18)
Discontinued operations..................                                 (0.14)
Extraordinary item.......................                                  0.07
                                                                    -----------
 Net loss................................                           $     (0.25)
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                                            1996         1995         1994
                                        ------------  -----------  -----------
Cash flows from operating activities:
Net income (loss)...................... $  7,254,208  $ 1,690,224  $(1,994,347)
                                        ------------  -----------  -----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Loss on sale of discontinued
   business............................                 1,376,000
  Deferred income tax provision........     (841,000)  (2,160,698)    (244,000)
  Extraordinary gain on debt
   extinguishment......................                               (761,683)
    Depreciation and amortization......    7,465,475    4,567,144    4,844,265
    Provision for uncollectible
     accounts receivable...............    4,783,306    3,377,862    2,495,413
  Write-down of medical diagnostic
   equipment...........................                                 40,000
  Write-down of value of venture
   contracts and intangible assets.....                              2,176,118
  Gain on disposal of medical
   equipment...........................       (3,933)                  (17,500)
  Equity in earnings of joint venture..                                  5,120
    Minority interest in (losses) of
     joint venture and limited
     partnerships, net of
     distributions.....................       98,475      122,114      (46,134)
  Provision for minority interest in
   losses of joint venture.............                                531,543
Changes in operating assets and
 liabilities:
    Accounts receivable................  (14,386,434)  (6,308,829)  (2,607,927)
    Due from joint ventures and limited
     partnerships......................                    27,426       18,113
    Other receivables..................   (1,813,763)    (170,755)    (698,991)
    Prepaid expenses...................   (1,501,981)    (613,913)     (20,445)
    Other assets.......................   (1,494,826)     (27,117)     376,317
    Accounts payable and accrued
     expenses..........................    2,081,400        3,818     (115,512)
    Other current liabilities..........   (1,509,758)     567,760      268,195
    Income taxes payable...............    2,185,961     (322,730)     568,629
    Other long-term liabilities........     (867,575)     206,342      (27,771)
                                        ------------  -----------  -----------
      Total adjustments................   (5,804,653)     644,424    6,783,750
                                        ------------  -----------  -----------
Net cash provided by operating
 activities............................    1,449,555    2,334,648    4,789,403
                                        ------------  -----------  -----------
Cash flows from investing activities:
    (Purchase) sale of short-term
     investments.......................   (1,636,711)     599,736     (599,736)
    Proceeds from sale of equipment....       12,600
    Change in net assets of
     discontinued business.............                 1,396,250    1,663,426
    Purchase of PCC, Inc. .............                (1,763,832)
    Purchase of NurseCare Plus, Inc. ..   (1,263,991)
    Purchase of MRI-CT, Inc. ..........     (553,245)
    Purchase of Centereach Resources,
     Inc. .............................   (3,100,000)
    Purchase ofAmericare Imaging
     Centers, Inc. ....................   (1,500,000)
    Purchase of Access Imaging Center,
     Inc. .............................   (1,300,000)
    Purchase of WeCare--Allied Health
     Care, Inc. .......................   (1,049,618)
    Purchase of NMR of America, Inc.,
     net of cash acquired..............    2,157,379
    Purchase of Newark center..........     (215,675)
    Purchase of Long Island centers....   (1,900,000)
    Purchase of limited partnership
     interests.........................     (184,000)
    Purchase of restricted short-term
     investments.......................   (4,500,000)
    Restricted cash....................     (600,000)
    Proceeds from sale of medical
     equipment.........................                                100,000
    Purchase of medical diagnostic and
     office equipment..................   (1,069,870)    (877,018)    (563,074)
                                        ------------  -----------  -----------
      Net cash (used in) provided by
       investing activities............  (16,703,131)    (644,864)     600,616
                                        ------------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                                              1996         1995         1994
                                           -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock.   25,944,000
  Stock issuance cost....................     (779,800)
  Principal payments under capital lease
   obligations...........................   (4,805,393)  (3,043,061)  (3,466,647)
  Principal payments on notes payable....   (2,967,903)  (1,118,859)  (1,006,722)
  Capital distributions..................                                (41,886)
  Proceeds from borrowings...............    1,229,096
  Proceeds from convertible debentures...    6,532,965    4,102,500
  Purchase of treasury stock.............      (64,375)  (1,368,133)
  Purchase of Maternity preferred stock..                  (268,674)
  Proceeds from exercises of options.....    2,021,563
                                           -----------  -----------  -----------
    Net cash provided by (used in)
     financing activities................   27,110,153   (1,696,227)  (4,515,255)
                                           -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents.............................   11,856,577       (6,443)     874,764
Cash and cash equivalents at beginning of
 year....................................    3,934,677    3,941,120    3,066,356
Reclassification of prior year restricted
 cash....................................     (445,000)
                                           -----------  -----------  -----------
Cash and cash equivalents at end of year.  $15,346,254  $ 3,934,677  $ 3,941,120
                                           ===========  ===========  ===========
Cash paid during the year:
  Income taxes...........................  $ 3,440,299  $ 1,982,000  $   159,000
  Interest...............................  $ 2,638,545  $ 1,894,000  $ 1,695,000
Supplemental schedule of non-cash
 activities:
Capital lease obligation incurred for the
 use of equipment........................  $ 2,469,100  $ 1,159,000  $   892,000
Capital lease obligations assumed in
 connection with acquisitions............  $ 6,749,298
Notes payable obligations assumed in
 connection with acquisitions............  $13,850,341
Notes and mortgage payable issued in
 connection with acquisitions............  $ 1,848,202
Conversion of subordinated debentures to
 Common Stock............................  $ 5,735,000
Reclassification of debt to equity.......               $ 1,022,000  $   469,000
Refinancing of assets under capital
 lease...................................                            $ 1,079,000
Purchase of minority interest in limited
 partnership for Common Stock............               $    45,000
Issuances of Common Stock in connection
 with acquisitions.......................  $48,325,000  $ 3,443,000
Issuance of warrants in connection with
 acquisitions............................  $   974,879

          See accompanying notes to consolidated financial statements.

                            MEDICAL RESOURCES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  DECEMBER 31,

                                                 COMMON              ADDITIONAL    RETAINED     TREASURY      UNREALIZED
                                       COMMON   STOCK TO  PREFERRED   PAID-IN      EARNINGS      SHARES     APPRECIATION OF
                           TOTAL       STOCK   BE ISSUED    STOCK     CAPITAL      (DEFICIT)     AT COST      INVESTMENTS
                        ------------  -------- ---------- --------- ------------  -----------  -----------  ---------------
Balance at December
 31, 1993.............  $ 12,939,234  $ 70,975              $ 25    $ 17,390,888  $(4,522,654)
Distributions.........       (41,886)                                                 (41,886)
Capital contributions
 including debt
 conversions of
 $469,249.............       969,249                                     969,249
Net loss..............    (1,994,347)                                              (1,994,347)
                        ------------  -------- ----------   ----    ------------  -----------  -----------      -------
Balance at December
 31, 1994.............    11,872,250    70,975                25      18,360,137   (6,558,887)
Maternity debt
 forgiveness treated
 as a capital
 contribution.........     1,022,184                                   1,022,184
Maternity short period
 (1/1/95-1/31/95).....       569,985                                                  569,985
Redemption by Mater-
 nity of its preferred
 stock................      (268,650)                                   (268,650)
Purchase of Ft. Myers
 centers for 1,200,000
 shares of Common
 Stock................     3,448,500     6,000 $1,721,250              1,721,250
Preferred stock pay-
 out..................           (24)                        (25)              1
Purchase of treasury
 shares...............    (1,368,133)                                                          $(1,368,133)
Net income............     1,690,224                                                1,690,224          --
                        ------------  -------- ----------   ----    ------------  -----------  -----------      -------
Balance at December
 31, 1995.............    16,966,336    76,975  1,721,250             20,834,922   (4,298,678)  (1,368,133)
Purchase of New York
 centers for 194,113
 shares of Common
 Stock................       913,750     1,941                           911,809
Purchase of Tampa
 centers for 228,571
 shares of Common
 Stock................     1,275,000     2,286                         1,272,714
Purchase of Clearwater
 center for 192,063
 shares of Common
 Stock................     1,445,000     1,921                         1,443,079
Purchase of NMR of
 America, Inc. centers
 for 4,456,500 shares
 of Common Stock......    39,604,820    44,565                        39,560,255
Warrants issued in
 connection with NMR
 Acquisition..........       974,879                                     974,879
Purchase of Long
 Island centers for
 533,175 shares of
 Common Stock.........     4,500,000     5,732                         4,494,268
Purchase of Newark
 center for 18,868
 shares of
 unregistered Common
 Stock................       200,000       189                           199,811
Net proceeds from
 public offering of
 3,680,000 shares of
 Common Stock.........    25,944,000    36,800                        25,907,200
Public offering
 issuance costs.......      (779,800)                                   (779,800)
Conversion of
 subordinated
 debentures into
 Common Stock.........     5,735,000    11,899                         5,723,101
Exercise of stock op-
 tions................     2,021,563     3,631                         2,017,932
Tax benefit from
 exercise of stock
 options..............       367,704                                     367,704
Unrealized
 appreciation on
 investment...........        25,889                                                                            $25,889
Purchase of treasury
 shares...............       (64,375)                                                              (64,375)
Net income............     7,254,208                                                7,254,208
                        ------------  -------- ----------   ----    ------------  -----------  -----------      -------
Balance at December
 31, 1996.............  $106,383,974  $185,939 $1,721,250   $--     $102,927,874  $ 2,955,530  $(1,432,508)     $25,889
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

  The Company owns a 100% interest in imaging centers located in Englewood, Clifton, Newark, West Orange, Jersey City, and Hackensack, New Jersey; Brooklyn (2), Bronx, Centereach, East Setauket, Garden City and New York, New York; Chicago, Libertyville, and Oak Lawn, Illinois as well as Cape Coral, Clearwater, Naples (2), Fort Myers (2), Sarasota, Tampa (2), Tarpon Springs and Titusville, Florida. The Company is also paid a monthly management fee based on patient cash collections and/or patient volume under management agreements with certain of the partnerships.

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

  Use of Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual allowances, the allowance for doubtful accounts, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

  Cash and Cash Equivalents--For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. Restricted cash consists of amounts held pursuant to the terms of letters of credit and is classified based upon the expiration of the restriction. The Company has committed $445,000 of cash as collateral for the letters of credit which serve as collateral on certain of the Company's leases, with terms consistent with the remaining terms of the leases. The remaining $600,000 of restricted cash underlies a letter of credit held pursuant to the terms of a consulting agreement to which the Company is a party.

  Short-term Investments--The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Any realized gains and losses are determined on the specific identification method.

  At December 31, 1996 the Company's short-term investments, all of which are classified as available-for-sale as defined by SFAS 115, consist of certificates of deposits and treasury bills with maturities between three and twelve months.

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

  The Company suspends recognition of its share of joint ventures losses in entities in which it holds a minority interest when its investment is reduced to zero. The Company does not provide for additional losses unless, as a partner or joint venturer, the Company has guaranteed obligations of the joint venture or limited partnership.

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


  The Company periodically reviews goodwill to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the related costs in excess of net assets acquired.

  401(k) Plan--The Company maintains a 401(k) plan under which the Company matches one-half of employee contributions up to 4% of qualified earnings and subject to Internal Revenue Service limitations.

  From August 31, 1996 to November 30, 1996, the Company elected to continue the 401(k) plan of NMR of America ("NMR") for employees of this acquired company. Under the NMR plan, the Company matched one-half of employee contributions up to 6% of qualified earnings and subject to Internal Revenue Service limitations. On November 30, 1996, the NMR 401(k) plan was merged into the Company's 401(k) plan.

  Plan expense, including Company contributions to the NMR plan for 1996, amounted to $90,000, $80,000 and $55,000 in 1996, 1995 and 1994, respectively.

  Earnings Per Share--Earnings per share is computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants and 600,000 shares to be issued over a period of 24 months in accordance with Fort Myers center asset purchase agreement. In the first quarter of 1997, 525,000 of such shares were issued and the remaining 75,000 shares will be issued in April 1997. The shares issued by the Company in connection with the purchases of various centers were considered outstanding from the date of acquisition.

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

Supplemental earnings per share data:

  As described in Note 6, the Company called for redemption of its outstanding NMR's 8% Convertible Subordinated Debentures ($859,000 outstanding at December 31, 1996) and the Company's 10.5% Convertible Subordinated Debentures ($4,800,000 outstanding at December 31, 1996) on or before March 27, 1996. The Company's fully diluted earnings per share would have been 58 cents per share if the conversions occurred on January 1, 1996.

  New Accounting Standards--Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") requires impairment losses recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996. No adjustments were required.

  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128), was issued which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company is currently evaluating the impact of implementing this standard on earnings per share.

  Revenue Recognition--The Company has entered into agreements to provide equipment, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services with respect to the private practice of magnetic resonance scanning, computerized tomography scanning, radiography and fluoroscopy, ultrasound, x-ray, mammography and other radiological modalities mutually agreed upon. In accordance with the agreements, as a part of the Company's administrative duties, the Company provides billing and collection services on behalf of the interpreting physicians for the diagnostic imaging services performed.

  In consideration for such services, equipment and premises provided to the interpreting physicians, the agreements provide that the physicians shall pay to the Company a charge per procedure performed. These charges are specified in a schedule included by attachment to the agreements and represent the Company's net service revenue.

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

  For consolidated centers which the Company has acquired, other than NMR developed centers, subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Accordingly, net service revenue for these acquired centers consists of patient billings adjusted for contractual allowances which have been negotiated with various third party payers. Fees paid to the radiologists at these centers are reflected as a component of operating costs in the accompanying statements of operations.

  Net service revenues are reported when earned at their estimated net realizable amounts from patients, third-party payers and others for services rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payers. These adjustments are recognized at the time the services are rendered and adjusted in future periods, if required, as final settlements are determined. Revenues derived from medicare and medicaid are subject to audit. The Company is aware of no pending audits.

  The Company also recognizes revenue from temporary nurse staffing. Revenues are recognized on an accrual basis when earned and realizable.

2. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net is comprised of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
   Due from affiliated physicians.................... $ 8,694,441          --
   Patient accounts receivable.......................  41,552,241  $19,669,154
   Less: Allowance for doubtful accounts.............  (9,598,740)  (5,061,955)
         Allowance for contractual adjustments.......    (769,562)    (769,562)
                                                      -----------  -----------
                                                      $39,878,380  $13,837,637
                                                      ===========  ===========


  Contractual adjustments, representing standard fee reductions negotiated with the thrid party payers, amounted to approximately $25,270,000, $13,375,000 and $9,690,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  A significant financial instrument is accounts receivable, which is concentrated among third party medical reimbursement organizations, principally insurance companies. Approximately 19.5% and 21.8% of the Company's 1996 and 1995 imaging revenue was derived from the delivery of services of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations. For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source. During 1995, the Company changed its estimate of the level of bad debts within the LOP-type balance to a higher overall factor, based upon continuously updated levels of internal write off experience. The effect on the consolidated financial statements of this change in estimate in 1995 was a decrease in income from continuing operations before extraordinary items of $595,000, net of income taxes of $239,000, and a decrease in net income per common share of $0.08.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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
                                                        ----------- -----------
                                                        $13,070,370 $ 4,602,926
                                                        =========== ===========

6. CONVERTIBLE SUBORDINATED DEBENTURES AND LINES OF CREDIT

  On May 30, 1995 the Company issued at par $4,350,000 aggregate principal amount of 11% Convertible Subordinated Debentures due 2000 (the "1995 Debentures"). The 1995 Debentures are convertible into Common Stock of the Company at any time by the holder at a conversion price of $4.00 per share. The 1995 Debentures automatically convert to Common Stock when, after June 1, 1997 the market price of the Stock exceeds $6.00 per share for any 15 consecutive day period. Interest is payable on May 31 and November 30 in each year. Related debt issuance costs of $248,000 are included as a component of other assets in the accompanying consolidated balance sheet and are being amortized on a straight line basis over five years. As of December 31, 1996 $2,980,000 aggregate principal amount of the 1995 Debentures were converted into 745,000 shares of the Company's Common Stock. No conversions were made prior to 1996.

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

  Under the terms of the merger agreement with NMR, the Company assumed the obligations of NMR under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). At
December 31, 1996, $859,000 aggregate principal amount of NMR Debentures were outstanding. Interest is payable on January 1 and July 1 in each year. The NMR Debentures are redeemable at a declining premium after July 1988, contain a mandatory sinking fund provision calculated to retire 90% of the NMR
Debentures before maturity at a rate of 10% per year commencing in July 1992, and are convertible into the MRI's Common Stock at any time prior to maturity at $6.54 per share. As of December 31, 1996 $3,141,000 aggregate principal amount of the NMR Debentures had been converted into the Company's Common Stock. Subsequent to year end, the Company called for redemption of the NMR Debentures at the conversion price of $6.54 per share on or before March 27, 1997. If the "1996 Debentures" and NMR Debentures called for on or before March 27,1996 had taken place January 1, 1996 fully diluted earnings per share would have been $.58 per share.

  The Company has three revolving lines of credit from a third party financing corporation. In May 1996, the Company obtained two $4 million lines and in October 1996, a $4 million line. The lines bear interest at prime plus 1.5% (10% at December 31, 1996) and have a two year term. As of December 31, 1996, no amounts were outstanding under these lines of credit.

  In 1996, the Company obtained a two year $7 million capital lease line of credit, which bears interest at the 30-day T-bill rate plus 398 basis points. As of December 31, 1996, no amounts were outstanding under this line of credit.

7. NOTES AND MORTGAGE PAYABLE

  Notes and mortgage payable consist of the following:

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------- ----------
   Mortgage payable to bank from NMR Acquisition(A).... $   512,754        --
   Notes payable issued in connection with
    acquisitions(B)....................................   1,376,919        --
   Notes payable assumed in NMR Acquisition(C).........  11,858,164        --
   Note payable requiring monthly payments beginning
    January 1995; remaining balance of $2,498,216 is
    due January 2000(D)................................   3,397,589 $3,545,965
   Other notes payable for equipment, equipment
    upgrades and leasehold improvements(E).............   2,221,168  1,860,893
                                                        ----------- ----------
   Total...............................................  19,366,594  5,406,858
   Less, current installments..........................   6,728,668    957,884
                                                        ----------- ----------
   Notes and mortgage payable, less current
    installments....................................... $12,637,926 $4,448,974
                                                        =========== ==========

--------
(A) The Company has a thirty-year mortgage collateralized by the Union, New Jersey imaging center land and building. The mortgage bears interest at a variable rate, adjusted annually based on the one-year Treasury bill rate plus 2.75% (8.5% at December 31, 1996) and matures October 2019. The current monthly payments are $4,310, including interest. This mortgage was assumed in connection with the NMR Acquisition.
(B) In January, 1996 as part of the purchase price for the acquisition of the business assets of MRI-CT, Inc., the Company issued a $88,000 note payable bearing interest at prime (8.25% at December 31, 1996) due January 9, 2001. Also in January 1996, as part of the purchase price for the acquisition of the common stock of NurseCare Plus,Inc. the Company issued a note payable for $1,250,000 bearing interest at prime plus one percent (9.25% at December 31, 1996) due January 12, 1999. In June, 1996 the Company issued a $510,000 note payable as part of the purchase price of WeCare Allied Health Care, Inc. The note bears interest at prime plus one percent (9.25% at December 31, 1996) and is due August 1998.
(C) In August 1996, in connection with the NMR Acquisition the Company assumed NMR's existing equipment debt obligations, aggregating $13,235,700. These notes bear interest at rates ranging from 7.0% to 11.5% and require monthly payments ranging from $623 to $86,335, including interest (an aggregate of

    $453,596 per month). The notes are payable over varying terms with the last note due in December 2000. One of the notes restricts the Company's ability to pay dividends. The foregoing notes are collateralized by the respective centers' imaging equipment.
(D) Effective January 31, 1994, StarMed and a creditor renegotiated a note payable. Under the revised terms, the creditor forgave approximately $2,500,000 of principal and accrued interest and received a 16% ownership interest in the predecessor entity, which was ultimately exchanged for the Common Stock of the Company pursuant to the merger. The levels of undiscounted future cash payments under the renegotiated terms resulted in the recognition of a gain of $761,683, treated as extraordinary for reporting purposes in 1994. At the time of the restructuring, the note balance was adjusted to the amount of the projected undiscounted future cash payments based upon the prevailing interest rate and, accordingly, no interest expense has been recorded subsequent to the effective date of the renegotiation other than the amounts attributed to a change in the variable rate.
(E) Represents various notes payable relating to the purchase of equipment, equipment upgrades and leasehold improvements. These notes bear interest at rates ranging from 3.0% to 11.7% and require monthly payments ranging from $4,875 to $16,382, including interest. The notes are payable over varying terms of four and five years with the last note due August 2000. The notes are primarily collateralized by the related imaging equipment.

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

8. STOCKHOLDERS' EQUITY

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

 Stock Options and Employee Stock Grants

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October 1995, establishing a fair value-based method of accounting for stock-based compensation plans, including stock options and stock purchase plans. SFAS No. 123 allows companies to adopt a fair-value-based method of accounting for stock-based compensation plans or, at their option, to retain the intrinsic-value based method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and supplement it with pro forma disclosures of net earnings and earnings per share data as if the fair value method had been applied. The Company has elected to continue to account for stock-based compensation plans under APB No. 25 and, as such, the adoption of this standard has not impacted the consolidated results of earnings or financial condition.


  The Company's five stock option plans provide for the awarding of incentive and non qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company's Common Stock at the date of grant. In accordance with paragraph 8 of SFAS No. 123, options granted to consultants are accounted for based on the fair value of the options issued.

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

  Stock option share activity and weighted average exercise price under these plans and grants for the years ended December 31, 1996, 1995 and 1994, were as follows:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Outstanding, December 31, 1993...................   122,675       $5.00
     Granted........................................   271,000        4.89
     Exercised......................................       --          --
     Forfeited......................................       --          --
                                                     ---------
   Outstanding, December 31, 1994...................   393,675        4.92
     Granted........................................   472,500        5.32
     Exercised......................................   (12,916)       4.00
     Forfeited......................................   (63,584)       4.50
                                                     ---------
   Outstanding, December 31, 1995...................   789,675        5.21
     Granted........................................ 1,073,140        7.94
     Granted as transfer of NMR Options.............   132,687        5.05
     Exercised......................................  (243,197)       5.42
     Forfeited......................................  (120,587)       6.58
                                                     ---------
   Outstanding, December 31, 1996................... 1,631,718        6.76
                                                     =========
   Exercisable at:
     December 31, 1994..............................   122,625       $5.00
     December 31, 1995..............................   301,209       $5.31
     December 31, 1996..............................   909,710       $6.40

  The exercise price for options outstanding as of December 31, 1996 ranged from $3.27 to $12.00.

  The following table summarizes information about stock options outstanding at December 31, 1996:


                                               Options Outstanding                                   Options Exercisable
                                               ----------------------                                -------------------

                                                 Weighted Average
   Range of             Number Outstanding     Remaining Contractual    Weighted Average       Number Exercisable  Weighted Average
Exercise Prices            at 12/31/96                Life               Exercise Price           at 12/31/96       Exercise Price
---------------            -----------                ----               --------------           -----------       --------------
$ 3.27 to 4.00            189,186                   4 years                  4.00                    103,019             $ 4.00

$ 4.18 to 4.73             60,827                   6 years                  4.54                     60,827             $ 4.54

$ 5.00                    215,125                   4 years                  5.00                    171,791             $ 5.00

$ 5.50                    290,000                   8 years                  5.50                    180,000             $ 5.50

$ 6.50 to 6.75            186,740                   5 years                  6.57                     32,407             $ 6.65

$ 8.50                    501,666                   9 years                  8.50                    361,666             $ 8.50

$ 9.00 to 12.00           188,174                   5 years                 10.18                      --                   --
                        ----------                                                                  ---------
$ 3.27 to 12.00         1,631,718                                                                    909,710

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

  Under the terms of the merger agreement with NMR, all outstanding NMR warrants were deemed to be exercisable for that number of shares of the Company's Common Stock the warrant holder would have received in the NMR Acquisition, had the holder exercised the NMR warrant prior to the NMR Acquisition. As such, in connection with the NMR Acquisition the Company assumed the following warrants:

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

    Warrants granted to non-employee directors of NMR to purchase 13,750 shares (an aggregate of 130,625 shares) of the Company's Common Stock at $9.27 per share. The warrants have a term of ten years and are exercisable from date of the grant.

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

    Warrants granted an officer and director of NMR to acquire 51,563 shares of the Company's Common Stock at an exercise price of $4.36, and 20,625 share of common stock at an exercise price of $5.70. These warrants have a term of ten years and are exercisable from the date of grant.



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

        The warrants the Company issued to the officers of NMR in connection with the NMR Acquisition had an estimated fair value (determined in accordance with FAS No.123) of approximately $650,000 and were considered part of the consideration paid in connection with the NMR Acquisition and such value is being amortized over the term of the officers' covenant not to complete agreements. The 564,440 warrants the Company issued in exchange for previously outstanding NMR options or warrants and the 120,000 warrants issued to the financial advisory company had an estimated fair value (determined in accordance with FAS No. 123) of approximately $210,000 and $325,000 respectively, and were considered part of the NMR Acquisition purchase price.


9. INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities.

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

  Significant components, tax effected, of the Company's deferred tax assets and (liabilities) at December 31, 1996 and 1995 are as follows (in thousands):

                                                                 1996     1995
                                                                -------  ------
   Deferred tax liabilities:
     Fixed assets.............................................. $  (857) $   52
     Deferred rent.............................................     (59)    (89)
     Cash to accrual basis.....................................    (362)    --
                                                                -------  ------
   Deferred tax liabilities....................................  (1,278)    (37)
                                                                -------  ------
   Deferred tax assets:
     Net operating losses......................................   2,956     --
     Tax credits...............................................     385     --
     Accounts receivable.......................................   3,354   1,871
     Capital leases............................................     135     153
     Intangibles...............................................     220     544
     Capital loss carryforwards................................     133      74
                                                                -------  ------
   Deferred tax assets.........................................   7,183   2,642
   Valuation allowance.........................................    (200)   (200)
                                                                -------  ------
   Net deferred tax asset...................................... $ 5,705  $2,405
                                                                =======  ======

  Components of the provision for (benefit from) income taxes are as follows:

                                                1996        1995        1994
                                             ----------  -----------  ---------
   Current:
     Federal................................ $3,764,000  $ 3,051,000  $ 575,000
     State..................................  1,239,000      769,000    150,000
                                             ----------  -----------  ---------
                                              5,003,000    3,820,000    725,000
                                             ----------  -----------  ---------
   Deferred:
     Federal................................   (704,000)  (1,789,000)  (244,000)
     State..................................   (137,000)    (372,000)       --
                                             ----------  -----------  ---------
                                               (841,000)  (2,161,000)  (244,000)
                                             ----------  -----------  ---------
                                             $4,162,000  $ 1,659,000  $ 481,000
                                             ==========  ===========  =========

  A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                                         1996   1995    1994
                                                         ----   -----   -----
   Taxes at Federal statutory rate...................... 34.0 %  34.0 % (34.0)%
   Effect of partnership status and amounts taxed to
    parties other than the Company...................... (1.1)%   2.0 %  (1.5)%
   State and local income taxes, net....................  6.1 %   4.5 %   6.0 %
   Net operating loss carryforwards.....................  --      --    (31.4)%
   Meals and entertainment..............................  1.9 %   3.6 %  19.5 %
   Change in valuation allowance........................  --    (12.9)%  93.2 %
   Goodwill.............................................  2.3 %   --      --
   Alternative minimum tax adjustment...................  --     (4.3)%  40.7 %
   Other................................................ (6.6)%   1.7 % (13.7)%
                                                         ----   -----   -----
   Effective income tax rate............................ 36.6 %  28.6 %  78.8 %
                                                         ====   =====   =====

  Prior to the StarMed merger, the taxable income (loss) of StarMed was included in the individual income tax returns of the partners. Accordingly, for periods prior to the merger, no provision for income tax has been recorded in the accompanying consolidated financial statements. The unaudited pro forma information accompanying the consolidated statement of operations reflects the income tax affects as if StarMed had been a taxable entity for all periods presented. The income taxes are calculated at 39% of income before income taxes, adjusted for nondeductible amortization of intangibles and other nondeductible items.

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

10. COMMITMENTS AND CONTINGENCIES

  The Company has entered into noncancelable leases for certain medical diagnostic equipment and furniture and fixtures, and has capitalized the assets relating to these leases. In most cases, the leases are collateralized by the related equipment. Certain leases included renewal options for additional periods. Additionally, at certain centers, the Company was liable for additional rent payments based upon predetermined annual activity levels where the medical diagnostic equipment is located. These additional rent payments amounted to approximately $111,000 and $83,000 for the years ended December 31, 1995 and 1994, respectively.

  The following is a summary of assets under capital leases:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Diagnostic equipment................................ $22,986,605 $15,732,224
   Furniture and fixtures..............................      49,464      87,658
                                                        ----------- -----------
                                                         23,036,069  15,819,882

   Less: Accumulated depreciation......................  12,095,671   7,745,386
                                                        ----------- -----------
                                                        $10,940,398 $ 8,074,496
                                                        =========== ===========

  Amortization expense relating to property and equipment under capital leases at December 31, 1996, 1995 and 1994 was $3,377,000, $2,045,000 and $3,389,000,
respectively.

  The following is a schedule by fiscal year of the minimum future lease payments under capital leases as of December 31, 1996:

   Year ending December 31,
       1997........................................................ $ 7,167,189
       1998........................................................   4,642,623
       1999........................................................   3,090,601
       2000........................................................   1,495,485
       2001........................................................     303,112
     thereafter....................................................         --
                                                                    -----------
     Total minimum lease payments..................................  16,699,010
   Less: amount representing interest (imputed at an average rate
    of 9.8%).......................................................   2,333,703
                                                                    -----------
     Present value of minimum lease payments.......................  14,365,307
     Less: current installments....................................   5,991,626
                                                                    -----------
     Obligations under capital leases, less current installments... $ 8,373,681
                                                                    ===========

  The Company leases its corporate offices and certain centers for periods generally ranging from three to ten years. These leases include rent escalation clauses generally tied to the consumer price index and contain provisions for additional terms at the option of the tenant. The leases generally require the Company to pay utilities, taxes, insurance and other costs. Rental expense under such leases was approximately $2,597,000, $2,238,000 and $2,296,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Ten of the offices are subleased to affiliated Physicians. By reason of the sublease arrangements, if the respective Physicians should be unable to pay the rental on the site, the Company would be contingently liable. As of December 31, 1996, the Company has subleased the operating sites to the Physicians for the base rental as stipulated in the original lease. For the year ended December 31, 1996 the related sublease income has been offset by the lease rent expense. The Company also has operating leases for diagnostic imaging equipment installed in its Philadelphia, Pennsylvania and Seabrook, Maryland centers. In addition, StarMed leases temporary housing for its per diem employees under operating leases with terms of one to six months. Total rent expense for temporary housing amounted to approximately $1,744,000, $1,757,000 and $1,787,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

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

11. RELATED PARTIES

  The Company pays an annual financial advisory fee to an affiliate (the "Affiliate") of the Company's Chairman of the Board and controlling stockholders. Such fees amounted to $102,000, $225,000 and $225,000 in the years ended December 31, 1996, 1995 and 1994, respectively. During the year ended December 31, 1996, the Company also paid transaction related advisory fees and expenses to the Affiliate of $363,000 and issued to the affiliate warrants to purchase 120,000 shares of the Company's Common Stock exercisable at $9.00 per share for services rendered to the Company, including services in connection with the NMR Acquisition, the public offering of the Company's Common Stock in October 1996 and other transactions.

  The Company believes that such fees were on terms no less favorable to the Company than what the Company could have otherwise received from an unaffiliated third party. In order to incentivize officers, directors and employees of consultants to the Company, the Company from time to time grants options at fair market value to such individuals. As of December 31, 1996, stock options to purchase 754,666 shares of the Company's Common Stock have been issued to board members, including the Chairman, who are also associated with affiliated with the Affiliate. Options to purchase 15,000 shares of the Company's Common Stock have been granted to an individual employed by an affiliate of the Affiliate for consulting services rendered to the Company.

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

  North Bronx Resources, Inc., a subsidiary of the Company and General Partner of North Bronx Services Group, L.P. has entered into a noncancelable operating lease for the rental of space from an affiliate, Inter-County Resources Company, Inc. (a limited partner in North Bronx Services, L.P.). The lease provides for scheduled increases in base rent at varying intervals during the lease term and adjustments to the base rent based on increases in the consumer price index. Under the terms of the agreement, the General Partner of North Bronx Services Group, L.P. is responsible for the lease payments in the event of default by the Partnership. Rental expense for the Partnership was approximately $262,000, $306,000 and $418,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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
                                           ============ =========== ===========

--------
(a) The Company's 1994 charges to operations relating to the write-down of value of venture contracts and intangible assets, provision for minority interest in losses of joint venture, executive severance, write-down of medical diagnostic equipment and the gain on disposal of medical diagnostic equipment, were attributable to the operations of the diagnostic imaging services segment only.
(b) Equipment financed under capital leases and notes payable amounted to $3,698,000, $1,159,000 and $892,000 in 1996, 1995 and 1994, respectively.

13. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of unaudited quarterly consolidated financial results for the years ended December 31:

                                1ST QTR      2ND QTR     3RD QTR      4TH QTR
                              -----------  ----------- -----------  -----------
                               (000'S OMITTED, EXCEPT FOR PER SHARE AMOUNTS)
   1996
   Revenue, net.............. $    18,098  $    18,678 $    24,774  $    32,235
   Operating income..........       2,328        3,027       3,927        5,411
   Net income................       1,298        1,606       1,845        2,505
   Fully diluted income per
    share (1)................         .16          .16         .15          .14
   1995
   Revenue, net.............. $    12,140  $    12,759 $    13,430  $    13,665
   Operating income..........       1,631        2,223       2,109        1,544
   Net income (loss).........        (232)         997        (256)       1,181
   Fully diluted income
    (loss) per share (1).....        (.03)         .13        (.03)         .15

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

                                                            DECEMBER 31, 1995
                                                         -----------------------
                                                          CARRYING
                                                           AMOUNT    FAIR VALUE
                                                         ----------- -----------
   Assets:
     Cash and cash equivalents.........................  $ 3,935,000 $ 3,935,000
     Accounts receivable, net..........................   13,838,000  13,838,000
   Liabilities:
     Notes payable.....................................  $ 5,407,000 $ 5,407,000
     Capital lease obligations.........................   11,310,000   9,952,000
     Convertible debentures............................    4,350,000   4,466,000
                                                            DECEMBER 31, 1996
                                                         -----------------------
                                                          CARRYING
                                                           AMOUNT    FAIR VALUE
                                                         ----------- -----------
   Assets:
     Cash and cash equivalents.........................  $15,346,000 $15,346,000
     Short-term investments............................    6,163,000   6,163,000
     Restricted cash...................................    1,045,000   1,045,000
     Patient receivables and due from affiliated physi-
      cian associations, net...........................   39,878,000  39,878,000
   Liabilities:
     Notes payable.....................................  $19,367,000 $19,093,000
     Capital lease obligations.........................   14,365,000  14,681,000
     Convertible debentures............................    6,988,000   6,972,000

  The carrying amounts of cash and cash equivalents, short-term investments, long- term investments and due from affiliated physician associations and patient receivables, net are a reasonable estimate of their fair value. The fair value of the Company's notes and mortgage payable, capital lease obligations and convertible debentures are based upon a discounted cash flow calculation utilizing rates under which similar borrowing arrangements can be entered into by the Company.

15. ACQUISITIONS

  On August 3, 1994, the Company acquired directly and indirectly, full ownership of StarMed a Delaware limited partnership based in Tampa, Florida. The acquisition was consummated pursuant to a Partnership Interest Purchase Agreement dated as of July 28, 1994 by and among the Company, StarMed and the owners of partnership interests in StarMed. Pursuant to the Agreement, the Company's wholly-owned subsidiary, MRI-StarMed Inc. and MRI, acquired all of the partnership interest of StarMed from the Sellers, in exchange for an aggregate of 2,500,000 restricted shares of the Company's Common Stock. At the time of acquisition, the Company and StarMed were under common control through stock and partnership interest ownership, respectively, and as a result, the acquisition was accounted for as a transfer between entities under common control since the date the common control existed. Under this method of accounting, when the entities are under common control, the assets, liabilities and operations are combined at historical cost in a manner similar to that in pooling-of-interests accounting. Consequently, the consolidated financial statements of the Company included herein have been restated for all periods prior to the effective date of the merger to combine StarMed. In addition, the per share data and weighted average number of common shares outstanding have been restated to reflect the additional shares outstanding for all periods presented. There were no adjustments necessary to conform accounting policies of the two companies. See
Note 12 Segment Information for further discussion of identifiable business segments.

  On February 24, 1995, the Company consummated a merger (the "Merger") with Maternity Resources, Inc. ("Maternity Resources"), a Delaware corporation engaged in the wholesale, manufacture and retail sale of maternity apparel. The Merger was consummated pursuant to a Stock Purchase Agreement (the "Agreement") dated as of February 24, 1995 by and among the Company, Maternity Resources and the other parties named therein (the "Sellers"). Maternity Resources was formed to acquire Maternity Retail Partners, L.P. and Kik Kin, L.P. Pursuant to the Agreement, the Company acquired (i) 100% of the issued and outstanding common stock of Maternity Resources from the Sellers in exchange for an aggregate of 480,000 shares of the Company's Common Stock, par value $0.01 and (ii) 100% of the issued and outstanding shares of Series B and Series C Preferred Stock of Maternity Resources from the holders thereof in exchange for shares of the Company's Series A Preferred Stock and Series B Preferred Stock. At the time of the Merger, the Company and Maternity Resources were under common control through stock ownership and, as a result, the Merger was accounted for as a transfer between entities under common control. Under this method of accounting, when entities are under common control, the assets, liabilities and operations are combined at historical cost in a manner similar to that in pooling-of-interests accounting. Consequently, the financial information of the Company included herein has been restated for all periods prior to the effective date of the merger to combine Maternity Resources. The per share data and weighted average number of common shares outstanding have also been restated to reflect the additional shares outstanding for all periods. In November 1995, the Company sold its Maternity Resources subsidiaries and consequently transferred all of Maternity Resources liabilities to unaffiliated third parties. The Company has no material contingent liabilities remaining with respect to Maternity Resources. Since the Maternity operations have been sold, Maternity Resources has been reported as a discontinued operation. Maternity apparel revenues were recognized on an accrual basis as earned and realizable and consisted of net revenue derived from the wholesale and retail sale of maternity clothing and apparel. Maternity apparel revenues amounted to approximately $11,057,000 for the year ended December 31, 1995. Revenue for the year ended December 31, 1994 is unavailable. The initial purchase price of $4,075,912 (the aggregate recorded fair value of the Common Stock and the Preferred Stock issued by the Company in connection with the Merger) exceeded the book value of net assets acquired of $1,120,415 by $2,955,497. This amount could be considered a distribution to shareholders. On December 27, 1995, preferred shares, which were included as part of the $4,075,912, having a potential redemption value of $2,392,000 were redeemed by the Company for an agreed upon aggregate amount of $24. The net amount paid in excess of the net assets acquired after the redemption amounted to $563,520.

  The 1994 consolidated statement of operations has been restated to include the operating results for the twelve-month period ending January 29, 1995 for Maternity Retail Partners, L.P. To conform to MRI's year end, the fiscal year end was changed to December 31. Accordingly, the operations for the month ended January 29, 1995 for Maternity Retail Partners L.P. has also been included in the Company's consolidated operating results for the twelve months ended December 31, 1995. Therefore, an adjustment has been made to retained earnings in 1995 to avoid duplication of this net loss.

  On May 26, 1995, the Company consummated the acquisition of the business operations of New England MRI, Inc. ("New England MRI"), a Florida corporation based in Fort Myers, Florida, which owned and managed two diagnostic imaging centers (the "Centers"). The acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated as of May 17, 1995 by and among two of the Company's wholly owned subsidiaries--Fort Myers Resources, Inc. ("FMR") and Central Fort Myers Resources, Inc. ("CFMR"), and "New England MRI". Pursuant to the Agreement, FMR acquired substantially all of the assets of one of the centers and CFMR acquired all of the assets of the other center through the issuance of 1,200,000 shares of the Company's Common Stock valued at $3,448,500. Of the 1,200,000 shares, 600,000 shares were issued at closing with the remaining 600,000 shares to be issued within two years of closing (600,000 of such shares were issued subsequent to December 31, 1996). The excess of the purchase price over the fair value of net assets acquired amounted to approximately $2,980,000 and is being amortized on a straight line basis over 20 years. Subject to the Centers achieving certain earning objectives within the next three years, an additional 200,000 shares may be issued to New England MRI. These shares have not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earning objectives are ultimately achieved, the market value of the shares upon issuance will be recorded as additional goodwill subject to amortization over the stated period. The accompanying consolidated financial statements include the operations of FMR and CFMR from the above date of acquisition. The shares issued to New England MRI as consideration for the purchased assets are subject to certain registration rights.

  On June 19, 1995, the Company consummated the acquisition of the business operations of PCC Imaging, Inc. ("PCC"), which owns and manages a diagnostic imaging center. The acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated June 19, 1995 by and among the Company's wholly owned subsidiary, Hackensack Resources, Inc. ("HRI") and PCC. Pursuant to the agreement, HRI acquired substantially all of the assets of the center for $1,800,000 in cash. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $751,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of PCC from the above date of acquisition.

  On January 9, 1996, the Company consummated the acquisition of the business assets of MRI-CT, Inc., ("MRI-CT") comprised primarily of four diagnostic imaging centers in New York City. The acquisition was consummated pursuant to an Asset Purchase Agreement dated December 21, 1995 by and among the Company and MRI-CT. Pursuant to the Agreement, a wholly owned subsidiary of the Company acquired all of the business assets of MRI-CT for a combination of $553,000 cash, 194,113 shares of the Company's Common Stock valued at $914,000 and a $88,000 note payable bearing interest at prime due January 9, 2001. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1,540,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of MRI-CT from the above date of acquisition.

  On January 12, 1996, the Company consummated the acquisition of the common stock of NurseCare Plus, Inc. ("NurseCare"), a California corporation based in Oceanside, California, which provides supplemental healthcare staffing services for clients including hospitals, clinics and home health agencies in Southern California. The NurseCare acquisition was consummated pursuant to a Stock Purchase Agreement dated as of January 11, 1996 by and among StarMed Staffing, Inc. ("StarMed") and NurseCare. Pursuant to the NurseCare agreement, StarMed acquired from NurseCare all of the common stock of NurseCare for $2,514,000, payable in $1,264,000 cash and a note payable for $1,250,000 bearing interest at prime plus one percent due January 12, 1999. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $2,087,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of NurseCare from the above date of acquisition.

  On May 1, 1996, the Company entered into an Asset Purchase Agreement with Americare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("Americare"), which owns and operates imaging centers in the Tampa, Florida area. Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities of Americare for $1,500,000 cash and 228,751 shares of the Company's Common Stock valued at $1,275,000. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $2,862,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of AmeriCare from the above date of acquisition.

  On May 22, 1996, the Company entered into an Asset Purchase Agreement with Clearwater, Florida based Access Imaging center, Inc. ("Access"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Access for $1,300,000 cash and 192,063 shares of the Company's Common Stock valued at $1,445,000. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1,972,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of Access from the above date of acquisition.

  On June 28, 1996, the Company entered into an Asset Purchase Agreement with WeCare Allied Health Care, Inc. ("WeCare"), a healthcare staffing company. Pursuant to the agreement, the Company acquired certain assets for $1,050,000 cash and a $510,000 note payable bearing interest at prime plus one percent due July 1998. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1,769,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of WeCare from the above date of acquisition.

  On July 3, 1996, the Company acquired a diagnostic imaging center in Centereach, New York ("Centereach"). Pursuant to the acquisition, the Company acquired certain of the assets for approximately $3,100,000 in cash. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $2,989,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of Centereach from the above date of acquisition.

  On August 30, 1996, the Company consummated the NMR Acquisition. NMR was engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR Common Stock was converted into 0.6875 shares of the Company's Common Stock resulting in the issuance of 4,456,500 shares of the Company's Common Stock valued at $39,350,000. The transaction was accounted for as a purchase transaction where the value of the shares issued was allocated to the net assets acquired based upon their respective fair values. The operating results of NMR are consolidated with the Company for the periods following the acquisition. Approximately $35,286,000 in goodwill was recognized with this transaction and is being amortized on a straight line basis over twenty years.

  On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York. Pursuant to the acquisition agreement, the Company acquired certain assets and liabilities for a $4,500,000 convertible promissory note due January 9, 1997 and $1,900,000 in cash. The convertible promissory note is automatically convertible into 533,175 shares of the Company's Common Stock upon registration of the shares in accordance with its terms at a conversion price of $8.44. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of the centers from the above date of acquisition.

  On December 16, 1996, the Company acquired the Imaging Center of the Ironbound in Newark, New Jersey from TME, Inc. for $216,000 in cash and 18,868 shares of Company Common Stock valued at $200,000. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $440,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of the center from the above date of acquisition.

16. SUBSEQUENT EVENTS (UNAUDITED)

 Acquisitions:

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

  On January 28, 1997, the Company acquired two diagnostic imaging centers in southern California; a multi-modality imaging center in San Clemente, California and an imaging facility in Oceanside, California for approximately $1,000,000 payable in cash and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $2,000,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $1,157,000 and will be amortized on a straight line basis over 20 years. Any contingent consideration paid will be accounted for as an incremental component of goodwill which will be amortized over the acquisition's remaining goodwill life.

  On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for $2,300,000 in the Company's Common Stock and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $1,612,000 and will be amortized on a straight line basis over 20 years. Any contingent consideration paid will be accounted for as an incremental component of goodwill which will be amortized over the acquisition's remaining goodwill life.

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

  On March 14, 1997, the Company acquired a diagnostic imaging center located in Rancho Cucamonga, California for approximately $2,500,000 in cash and approximately $500,000 in the Company's Common Stock. The acquisition will be accounted for as a purchase. On May 7, 1997, the Company, throught its indirect wholly-owned subsidiary, ATI Resources, Inc. ("ATI Sub"), consummated the acquisition of AFI for $12,900,000 in cash considerations ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $3,143,000 and will be amortized on a straight line basis over 20 years.

  On May 7, 1997, the Company acquired American Technologists Inc. ("ATI") for approximately $13,422,000 in cash consideration. ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $13,500,000 and will be amortized on a straight line basis over 20 years.

 Debt Financing:

  On February 20, 1997 the Company completed a $52,000,000 private placement of Senior Notes (the "Senior Notes") to a group of insurance companies led by John Hancock Mutual Life Insurance Company. Dillon, Read & Co. Inc. acted as agent in connection with the placement. The notes bear interest at an annual rate of 7.77%, are subject to equal annual sinking fund payments commencing in February 2001 and have a final maturity in February 2005. The Company used a portion of the proceeds from the private debt placement to retire approximately $14,000,000 of existing equipment debt. The balance of the net proceeds is being used to fund acquisitions and for general corporate purposes. In connection with this placement, the Company paid an advisory fee of $225,000 to the Affiliate of the Company's Chairman of the Board and its controlling stockholder.

17. PRO FORMA INFORMATION (UNAUDITED)

  The Company's consolidated financial statements for the year ended December 31, 1995, do not include the results of operations of MRI-CT, Inc., NurseCare, Americare, Access, WeCare, Centereach, NMR, Long Island, and Ironbound and include the results of operations of New England MRI Inc., and PCC from the effective date of such transactions.

  The Company's consolidated financial statements for the year ended December 31, 1996 include the results of operations of MRI-CT, Inc., NurseCare, Americare, Access, WeCare, Centereach, NMR, Long Island, and Ironbound from the effective dates of such transactions. The following summarizes the unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, assuming all of the foregoing acquisitions had occurred on January 1, 1996 and 1995 (in thousands, except per share data):

                                                            1995        1996
                                                         (UNAUDITED) (UNAUDITED)
                                                         ----------- -----------
   Revenue, net.........................................   $99,896    $122,692
   Operating income.....................................   $13,821    $ 20,258
     Income before income taxes.........................   $ 9,888    $ 16,835
   Fully diluted net income per share...................   $   .51    $    .69

  The Company's consolidated financial statements for the year ended December 31, 1996, do not reflect the impact of its acquisitions effected subsequent to such date (See note 17). The following summarizes the unaudited pro forma results of operations for the year ended December 31, 1996, as if such acquisitions had occurred on January 1, 1996, as well as the Company's 1996 acquisitions:

                                                                        1996
                                                                     (UNAUDITED)
                                                                     -----------
   Revenue, net.....................................................  $163,730
   Operating income.................................................  $ 28,868
     Income before income taxes.....................................  $ 23,201
   Fully diluted net income per share...............................  $    .91

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