Form 10-Q
period 1997-06-30
MEDICAL RESOURCES INC /DE/
filed 1997-08-14
CIK 725151

                  SECURITIES AND EXCHANGE COMMISSION
                  ----------------------------------
                       WASHINGTON, D. C. 20549
                            FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1997
                                            -------------

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

            YES    X                            NO
                 ------                             ------

     Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practical date.

     Class                       Outstanding at August 1, 1997
     -----                       -----------------------------

     Common stock, par value
       $.01 per share                   21,337,042

                          MEDICAL RESOURCES, INC.

                                INDEX
                                                                   Page
 PART I.   FINANCIAL INFORMATION


 Item 1.   Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets at June 30, 1997
             and December 31, 1996                                   3
           Consolidated Statements of Income for the
             six months ended June 30, 1997 and 1996                 5

           Consolidated Statements of Income for the
             three months ended June 30, 1997 and 1996               6

           Consolidated Statements of Cash Flows for the
             six months ended June 30, 1997 and 1996                 7

           Consolidated Statements of Changes in Stockholders'
             Equity                                                 11

           Notes to Consolidated Financial Statements               12


 Item 2.   Management's Discussion and Analysis or Plan of
           Operation                                                28


 PART II.  OTHER INFORMATION

 Item 2.   Changes in Securities                                    35

 Item 6.   Exhibits and reports on Form 8-K                         36


           Exhibit 11.  Computation of Shares Used For Earnings
                         Per Share Calculation                      38

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                         June 30,     December 31,
                                           1997           1996
                                       ------------   ------------
                                       (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents            $ 37,815,225   $ 15,346,254
  Short-term investments                        ---      1,662,600
  Restricted short-term investments             ---      4,500,000
  Accounts receivable, net               61,934,730     39,878,380
  Other receivables                       4,578,879      2,290,825
  Prepaid expenses                        5,737,932      3,715,092
  Deferred tax assets, net                2,374,000      3,354,000
                                       ------------   ------------
    Total current assets                112,440,766     70,747,151
                                       ------------   ------------


Medical diagnostic and office
 equipment, net                          54,176,655     24,397,077
 Goodwill, net                          131,729,555     62,638,656
Other assets                              5,875,521      3,170,684
Deferred tax assets, net                  1,784,089      2,351,089
Restricted cash                           1,359,328      1,045,000
Value of venture contracts                  117,155        164,155
                                       ------------   ------------
   Total assets                        $307,483,069   $164,513,812
                                       ============   ============



 The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                       June 30,    December 31,
                                                                        1997          1996
                                                                    -------------  ------------
                                                                    (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments on notes and
      mortgage payable                                              $  8,940,550  $  6,728,668
    Current installments on capital
      lease obligations                                                5,864,409     5,991,626
    Accounts payable and
      accrued expenses                                                28,316,360    13,070,370
    Line of credit                                                     1,500,000
    Income taxes payable                                               1,178,093     2,063,860
    Other current liabilities                                          1,447,925       116,847
                                                                    ------------  ------------
       Total current liabilities                                      47,247,337    27,971,371

 Senior notes payable                                                 78,000,000           ---
 Notes and mortgage payable,
    less current installments                                         14,876,462    12,637,926
 Obligations under capital leases,
    less current installments                                         16,817,001     8,373,681
 Convertible debentures                                                      ---     6,988,089
 Other long term liabilities                                           2,655,440       108,076
 Minority interest                                                    10,585,107     2,050,695
                                                                    ------------  ------------
      Total liabilities                                              170,181,347    58,129,838

 Stockholders' equity:
    Common stock, $.01 par value;
      authorized 50,000,000 shares,
      21,337,042 issued and
      outstanding at June 30, 1997 and
      18,593,900 issued and 18,326,400
      outstanding at December 31, 1996                                   213,370       185,939
    Common stock to be issued; 600,000
      shares at December 31, 1996                                            ---     1,721,250
    Additional paid-in capital                                       126,339,594   102,927,874
    Unrealized appreciation of investments                                   ---        25,889
    Retained earnings                                                 10,748,758     2,955,530
    Less, 267,500 common shares in
      Treasury at December 31, 1996                                          ---   ( 1,432,508)
                                                                    ------------  ------------
          Total Stockholders' Equity                                 137,301,722   106,383,974
                                                                    ------------  ------------
 Total liabilities and stockholders'
    equity                                                          $307,483,069  $164,513,812
                                                                    ============  ============

 The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)



                                                 Six Months ended June 30,
                                                    1997           1996
                                                 -----------    -----------
                                                 $92,392,198    $36,776,497
Net service revenues                             -----------    -----------
Imaging center and staffing operating costs:
 Technical services payroll and
  related expenses                                33,767,919     14,398,221
 Medical supplies                                  3,883,925      1,703,622
 Diagnostic equipment maintenance                  3,386,168      1,239,556
 Independent contractor fees                       2,939,807        494,072
 Administrative expenses                           9,334,982      4,511,727
 Other costs                                       4,027,657      1,138,801
Provision for uncollectible accounts
 receivable                                        4,648,874      1,761,835
Corporate general and administrative               7,093,449      3,432,974
Depreciation and amortization                      7,341,405      2,740,676
                                                 -----------    -----------
   Operating income                               15,968,012      5,355,013
Interest expense, net                              2,853,445      1,287,583
                                                 -----------    -----------
Income before minority interest and
 income taxes                                     13,114,567      4,067,430
                                                 -----------    -----------
 Minority interest                               (   193,432)        64,282
                                                 -----------    -----------
 Income before income taxes                       13,307,999      4,003,148
 Provision for income taxes                        5,514,771      1,099,020
                                                 -----------    -----------
Net income                                       $ 7,793,228    $ 2,904,128
                                                 ===========    ===========


Per share data

Primary:

Primary net income per share                     $       .37    $       .33
                                                 ===========    ===========



 Fully diluted:

 Fully diluted net income per share             $        .36   $        .31
                                                 ===========    ===========



 The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                Three Months ended June 30,

                                                    1997           1996
                                                 -----------    -----------

Net service revenues                             $51,799,558    $18,678,493
                                                 -----------    -----------
Imaging center and staffing operating costs:
 Technical services payroll and
  related expenses                                18,379,328      6,785,474
 Medical supplies                                  2,493,635        880,622
 Diagnostic equipment maintenance                  1,876,732        658,719
 Independent contractor fees                       1,628,737        252,971
 Administrative expenses                           5,432,896      2,248,678
 Other costs                                       2,832,767        622,536
   Provision for uncollectible accounts
 receivable                                        2,359,876        947,127
Corporate general and administrative               3,729,973      1,831,769
Depreciation and amortization                      4,419,951      1,423,767
                                                 -----------    -----------
   Operating income                                8,645,663      3,026,830
Interest expense, net                              1,924,132        738,689
                                                 -----------    -----------
Income before minority interest and
 income taxes                                      6,721,531      2,288,141
 Minority interest                               (   428,448)        20,591
                                                 -----------    -----------
 Income before income taxes                        7,149,979      2,267,550
 Provision for income taxes                        2,958,576        661,200
                                                 -----------    -----------
Net income                                       $ 4,191,403    $ 1,606,350
                                                 ===========    ===========


Per share data

Primary:

Primary net income per share                     $       .19    $       .17
                                                 ===========    ===========



 Fully diluted:

 Fully diluted net income per share              $       .19    $       .16
                                                 ===========    ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Six Months ended June 30,
                                                                             1997          1996
                                                                           ----------   ----------
Cash flows from operating activities:
 Net income                                                             $  7,793,228    $2,904,128
 Adjustments to reconcile net income                                      ----------    ----------

 to net cash provided by
 operating activities:
  Depreciation and amortization                                            7,341,405     2,740,676
  Provision for uncollectible accounts
   receivable                                                              4,648,874     1,761,835
  Minority interest in income  of
     joint ventures and limited
     partnerships, net of distributions                                  (   193,432)       64,282
     Deferred income tax provision (benefit)                               1,547,000    (  480,000)
     Changes in operating assets and liabilities:
 Accounts receivable                                                     (16,219,614)   (4,157,911)
 Other receivables                                                       ( 2,271,574)   (  307,507)
 Prepaid expenses                                                        ( 2,013,665)   (  713,714)
 Other assets                                                            ( 1,218,650)   (  586,406)
 Accounts payable and accrued
  expenses                                                                 5,996,979     1,741,850
  Income taxes payable                                                   (   885,767)      223,103
 Other current liabilities                                                 1,331,078    (  318,371)
 Other long term liabilities                                             ( 2,920,557)   (  125,083)
                                                                         ------------   -----------
  Total adjustments                                                      ( 4,857,923)   (  157,246)
                                                                         ------------   -----------
    Net cash provided by
      operating activities                                                 2,935,305     2,746,882
                                                                          ----------    ----------



 The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Six Months ended June 30,
                                                               1997           1996
                                                         -----------      ----------
Cash flows from investing activities:
 Purchase of MRI-CT, Inc.                                      ---         (  553,245)
 Purchase of NurseCare Plus, Inc.                              ---         (1,263,991)
 Purchase of Americare Imaging
   Centers, Inc.                                               ---         (1,500,000)
 Purchase of Access Imaging Center, Inc.                       ---         (1,300,000)
 Purchase of WeCare - Allied Health
   Care, Inc.                                                              (1,049,618)
 Purchase of National Healthcare
   Solutions, Inc.                                       (    50,000)            ---
 Purchase of Melbourne center                            ( 1,125,000)            ---
 Purchase of southern California centers                 ( 1,021,351)            ---
 Purchase of Advanced Diagnostic
  Imaging, Inc.                                          ( 5,974,290)            ---
 Purchase of West Palm Beach center                      ( 2,000,000)            ---
 Purchase of Rancho Cucamonga center                     ( 2,603,615)            ---
 Purchase of ATI Centers, Inc.                           (12,900,000)            ---
 Purchase of Maryland centers                            ( 2,828,872)
 Purchase of Capstone Management
  Group, Inc.                                            ( 5,326,862)            ---
 Purchase of Wesley Medical Resources, Inc., net of
  cash acquired                                             225,920              ---
 Investment in Mid-Manhattan Resources                   ( 1,000,500)            ---
 Purchase of New York centers                            ( 4,128,010)            ---
 Purchase of medical diagnostic and
  office equipment                                       ( 4,232,562)     (  825,454)
 Refinancing of assets under capital
  leases                                                 ( 1,461,470)            ---
 Sales of short-term investments,net                       5,848,272             ---
                                                         -----------      ----------
  Net cash used in
    investing activities                                 (38,578,340)     (6,492,308)
                                                         -----------      ----------

 The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Six Months ended June 30,
                                                    1997          1996
                                                ----------     ------------

Cash flows from financing activities:
 Common Stock issuance costs                            ---    (  237,140)
 Note and capital lease repayments
   in connection with acquisitions              ( 7,658,948)          ---
 Note and capital lease repayments in
   connection with Senior Notes
   transaction                                 ( 13,764,215)          ---
 Note and capital lease repayments in
   connection with sale leaseback
   transactions                                (  2,313,870)          ---
 Principal payments under capital
   lease obligations                            ( 1,791,092)   (2,092,048)
   Principal payments on notes and
   mortgage payable                             ( 3,426,502)   (  708,786)
 Proceeds from Senior notes,
   net of issuance costs                         77,113,080           ---
 Proceeds from borrowings                           308,512           ---
 Borrowings under line of credit                  1,500,000     4,324,729
 Proceeds from the sale/leaseback of
  medical diagnostic equipment                    7,855,556
 Proceeds from convertible debentures,net                       6,532,965
 Redemption of convertible debentures           (    19,000)          ---
 Purchase of treasury stock                             ---    (   50,625)
 Proceeds from exercises of options                 308,485        56,668
                                              -------------   -----------
   Net cash provided by
    financing activities                         58,112,006     7,825,763
    Net increase in cash                      -------------   -----------

  and cash equivalents                           22,468,971     4,080,337
Cash and cash equivalents
   at beginning of year                          15,346,254     3,934,677
   Cash and cash equivalents                  -------------   -----------

   at June 30,                                $  37,815,225   $ 8,015,014
                                              =============   ===========


 The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six Months ended June 30,
                                                        1997           1996
                                                     -----------   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Income taxes                                      $ 1,858,600   $1,387,000
   Interest                                          $ 1,577,657   $  813,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:



 Capital lease obligations assumed
  in connection with acquisitions                    $18,996,575   $1,572,137
 Note payable obligations assumed
  in connection with acquisitions                    $23,116,249          ---
 Capital lease obligations incurred
  for use of equipment                               $ 1,703,147   $  130,000
 Conversion of subordinated debentures
  to Common Stock                                    $ 6,996,613   $  650,000
 Issuance of Common Stock in connection
  with acquisitions                                  $14,008,020   $  914,000
 Issuance of warrants in connection
  with acquisitions                                  $ 2,025,000          ---
 Issuance of notes payable in connection
  with acquisitions                                          ---   $4,603,863




 The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1997


                                                                                Common
                                                                   Common      Stock to
                                                     Total         Stock       Be Issued
                                                -------------------------------------------
Balance at December 31, 1996                     $106,383,974    $185,939    $ 1,721,250
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                                       1,951,770
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                                         600,000          42
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                                         500,000         440
Purchase of Capstone Management Group
 Inc. for 397,204 shares of
 Common Stock                                       5,000,000       3,972
Purchase of  Maryland centers
 for 119,166 shares of
 Common Stock                                       1,500,000       1,192
Purchase of Wesley
 for 137,222 shares
 of Common Stock                                    2,000,000       1,372
Purchase of New York centers
 for 152,356 shares of
 Common Stock                                       2,546,250         874
Conversion of debentures                            6,635,422      12,707
Sale of investments                                   (25,889)
Exercise of stock options and warrant                 241,967         744
Warrants issued in connection with                       -
 acquisitions                                       2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition                   -          6,000     (1,721,250)
Issuance of shares for forgiveness
 of debt                                              150,000          88
Net income                                          7,793,228
                                                -------------------------------------------
                                                 $137,301,722    $213,370   $          -
                                                 ============    ========   ===============

                                                  Additional       Retained       Treasury         Unrealized
                                                   Paid-In         Earnings        Shares         Appreciation of
                                                   Capital         (Deficit)      at Cost          Investments
                                         --------------------------------------------------------------------------
Balance at December 31, 1996                  $  102,927,874       $ 2,955,530    $ (1,432,508)    $      25,889
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                                        800,408                         1,151,362
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                                        318,812                           281,146
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                                        499,560
Purchase of Capstone Management Group
 Inc. for 397,204 shares of
 Common Stock                                      4,996,028
Purchase of  Maryland centers
 for 119,166 shares of
 Common Stock                                      1,498,808
Purchase of Wesley
 for 137,222 shares
 of Common Stock                                   1,998,628
Purchase of New York centers
 for 152,356 shares of
 Common Stock                                      2,545,376
Conversion of debentures                             622,715
Sale of investments                                                                                      (25,889)
Exercise of stock options and warrants               241,223
Warrants issued in connection with
 acquisitions                                      2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition             1,715,250
Issuance of shares for forgiveness
 of debt                                             149,912
Net income                                                           7,793,228
                                         --------------------------------------------------------------------------
                                               $ 126,339,594     $  10,748,758    $          -     $           -
                                         ==========================================================================

                         MEDICAL RESOURCES INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  General
-----------

     The accompanying unaudited consolidated financial statements of Medical Resources, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1996.

Reclassification
----------------

     Certain prior year items have been reclassified to conform to current year presentation

Revenue Recognition
-------------------

     The Company has entered into three forms of agreements (defined as Type I, Type II and Type III as described below) to provide equipment, premises, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services with respect to the private practice of magnetic resonance scanning, computerized tomography scanning, radiography and fluoroscopy, ultrasound, x-ray, mammography and other radiological modalities mutually agreed upon. In accordance with the agreements, as part of the Company's administrative duties, the Company provides billing and collection services on behalf of the interpreting physicians for the diagnostic imaging services performed.

Type I

     In consideration for providing equipment, premises, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services with respect to the private practice of magnetic resonance scanning, computerized tomography scanning, radiography and fluoroscopy, ultrasound, x-ray, mammography and other radiological modalities mutually agreed upon to the interpreting physicians, the Type I agreement provides that the physicians shall pay to the Company a charge per procedure performed. These charges are specified in a schedule included by attachment to the Type I agreement and represent the Company's net service revenue net of contractually determined discounts. Under the Type I agreements, the Company bears the risk of amounts being uncollectible equivalent to the proportionate relationship of its charge per procedure and the total charge to the referring physicians patient. The Company has established and recognized reserves for potential uncollectibles.

Type II

     For centers which NMR developed, Type II agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates

MEDICAL RESOURCES, INC.

-------------------------------------------

imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of an allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, and the recognition of contractual allowances, which have been negotiated with various third party payers, and uncollectibles constitutes the Company's net service revenues for sites developed by NMR.

Type III

     For the consolidated centers which the Company acquired, other than NMR developed centers, subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Accordingly, net service revenue for these acquired centers consists of patient billings adjusted for contractual adjustments which have been negotiated with various third party payers. Fees paid to the radiologists, based upon cash collections, at these centers are reflected as a component of operating costs in the accompanying statements of operations. Under Type III agreements, the Company bears the risk of uncollectibles and has established and recognized reserves for such amounts.

     Net service revenues are reported when earned at their estimated net realizable amounts from patients, third party payers and others for services rendered including estimated prospectively determined adjustments under reimbursement agreements with third party payers. These adjustments are recognized at the time the services are rendered and adjusted in future periods, if required, as final settlements are determined. Revenues derived from medicare and medicaid are subject to audit. The Company is aware of no pending audits.

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

MEDICAL RESOURCES, INC.

-------------------------------------------

operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No adjustments were required pursuant to the adoption of Statement No. 121 by the Company.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"), was issued which established standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Had Statement No. 128 been used the Company would have reported the following unaudited earnings per share for the six month periods ended:

                                      June 30, 1997   June 30, 1996
                                      -------------   -------------
Earnings per share:
Basic                                   $ .39              $ .37
Fully Diluted                           $ .34              $ .31

Weighted Average Number
 of shares used in computation:
Basic                                  19,752,585       8,332,669
Fully Diluted                          22,783,578       9,960,233


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

MEDICAL RESOURCES, INC.

-------------------------------------------

2.  Short-term investments
--------------------------

                                                       Gross
                                                      unrealized     Fair
                                        Cost            gains        value
                                     ----------      -----------  -----------

December 31, 1996

Available-For-Sale:
 U.S. Government obligations         $ 5,360,694   $    25,889  $ 5,386,583
 Certificates of deposit                 776,017            --      776,017
                                     -----------    ----------  -----------
Total                                  6,136,711        25,889    6,162,600
Less: Restricted investments          (4,500,000)           --   (4,500,000)
                                     -----------    ----------  -----------
                                     $ 1,636,711   $    25,889   $1,662,600
                                      ==========   ===========   ==========

3.  Acquisitions
----------------

     On January 9, 1996, the Company consummated the acquisition of the business assets of MRI-CT, Inc., ("MRI-CT") comprised primarily of four diagnostic imaging centers in the city of New York. The acquisition was consummated pursuant to an Asset Purchase Agreement dated December 21, 1995 by and among the Company and MRI-CT. Pursuant to the Agreement, a wholly owned subsidiary of the Company acquired all of the business assets of MRI-CT for a combination of $533,000 cash, 194,113 shares of the Company's Common Stock valued at $914,000 and a $88,000 note payable bearing interest at prime due January 9, 2001. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $1,540,000 and is being amortized on a straight-line basis over 20 years.


     On January 12, 1996, the Company consummated the acquisition of the common stock of NurseCare Plus, Inc. ("NurseCare") a California corporation based in Oceanside, California, which provides supplemental health care staffing services for clients including hospitals, clinics and home health agencies in southern California. The NurseCare acquisition was consummated pursuant to a Stock Purchase Agreement dated January 11, 1996 by and among StarMed Staffing, Inc. the Company's wholly owned subsidiary ("StarMed") and NurseCare. Pursuant to the NurseCare Agreement, StarMed acquired from NurseCare all of the common stock of NurseCare for $2,514,000, payable in $1,264,000 cash and a note payable for $1,250,000 bearing interest at prime plus one percent due January 12, 1999. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $2,087,000 and is being amortized on a straight-line basis over 20 years.

MEDICAL RESOURCES, INC.

-------------------------------------------


     On May 1, 1996, the Company entered into an asset purchase agreement with AmeriCare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("AmeriCare"), which owned and operated imaging centers in the Tampa, Florida area. Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities of Americare for $1,500,000 cash and 228,751 shares of the Company's Common Stock valued at $1,275,000. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $2,862,000 and is being amortized on a straight-line basis over 20 years.

     On May 22, 1996, the Company entered into an asset purchase agreement with Clearwater, Florida based Access Imaging Center, Inc. ("Access"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Access for $1,300,000 cash and 192,063 shares of the Company's Common Stock valued at $1,445,000.

The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $1,972,000 and is being amortized on a straight-line basis over 20 years.

     On June 28, 1996, the Company entered into an asset purchase agreement with WeCare-Allied Health Care, Inc. ("WeCare"), a health care staffing company. Pursuant to the agreement, the Company acquired certain assets for $1,050,000 cash and a $510,000 note payable bearing interest at prime plus one percent due July 1998. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $1,769,000 and is being amortized on a straight-line basis over 20 years.

     On July 3, 1996, the Company acquired a diagnostic imaging center in Centereach, New York ("Centereach"). Pursuant to the acquisition, the Company acquired certain of the assets for approximately $3,100,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $2,989,000 and is being amortized on a straight-line basis over 20 years.

     On August 30, 1996, the Company consummated the acquisition of NMR of America, Inc. ("NMR"). NMR is engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs, including $200,000 in fees and 120,000 warrants with an exercise price of $9.00 valued at $360,000 for

MEDICAL RESOURCES, INC.

-------------------------------------------

financial advisory services issued an affiliate of the Company's Chairman of the Board and controlling stockholder (the "Affiliate"), over the fair value of net assets acquired amounted to $35,286,000 and is being amortized on a straight-line basis over 20 years.

     On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York ("Smith Garden"). Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities for $1,900,000 cash and 533,175 shares of the Company's Common Stock valued at $4,500,000. The excess of the purchase price and direct acquisition costs, including $60,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight-line basis over 20 years.

     On December 16, 1996, the Company acquired the Imaging Center of the Ironbound in Newark, New Jersey from TME, Inc. for $216,000 in cash and 18,868 shares of the Company's Common Stock valued at $200,000. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $440,000 and is being amortized on a straight-line basis over 20 years.

     Each of the above acquisitions (the "1996 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

     On January 10, 1997, the Company, through its wholly owned subsidiary, StarMed, acquired the assets of National Health Care Solutions, Inc. a medical staffing company in Detroit, Michigan for approximately $50,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $299,000 and is being amortized on a straight-line basis over 20 years.

     On January 16, 1997, the Company acquired a diagnostic imaging center located in Melbourne, Florida for approximately $1,125,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,250,000 and is being amortized on a straight-line basis over 20 years.

     On January 28, 1997, the Company acquired two diagnostic imaging centers in southern California; a multi-modality imaging center in San

MEDICAL RESOURCES, INC.

-------------------------------------------

Clemente, California and an imaging facility in Oceanside, California for approximately $1,025,000 payable in cash and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $2,000,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,820,000 and is being amortized on a straight-line basis over 20 years.

    On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for 215,000 shares of the Company's Common Stock valued at $2,300,000 and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs, including 32,000 warrants with an exercise price of $10.31 valued at $96,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $1,960,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,000,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The excess of the purchase price and direct acquisition costs, including 137,000 warrants with an exercise price of $10.60 valued at $411,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $15,980,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida for approximately $2,000,000 in cash and 56,670 shares of the Company's Common Stock valued at approximately $600,000. The excess of the purchase price and direct acquisition costs, including 57,000 warrants with an exercise price of $10.64 valued at $171,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,440,000 and is being amortized on a straight-line basis over 20 years.

     On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California for approximately $2,605,000 in cash and 44,016 shares of the Company's Common Stock valued at

 MEDICAL RESOURCES, INC.

-------------------------------------------

$500,000. The excess of the purchase price and direct acquisition costs, including 55,000 warrants valued at $165,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $3,520,000 and is being amortized on a straight-line basis over 20 years.

     Effective May 1, 1997, the Company acquired Capstone Management Group, Inc. ("Capstone") for approximately $5,330,000 in cash and 397,204 shares of the Company's Common Stock valued at $5,000,000 and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. Capstone owned and operated ten diagnostic imaging centers, nine of which are located in the northeast and one located in Ohio. The excess of the purchase price and direct acquisition costs, including 160,000 warrants with an exercise price of $12.59 valued at $480,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $17,125,000 and is being amortized on a straight-line basis over 20 years.

     On May 7, 1997, the Company acquired ATI Centers, Inc. ("ATI") for approximately $12,900,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,500,000 is payable within 90 days of the end of the measurement period. ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The excess of the purchase price and direct acquisition costs, including 168,000 warrants with an exercise price of $11.06 valued at $504,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $13,255,000 and is being amortized on a straight-line basis over 20 years.

     On May 7, 1997, the Company acquired two diagnostic imaging centers located in Maryland (the "Maryland Centers") for approximately $2,830,000 in cash and 119,166 shares of the Company's Common Stock valued at $1,500,000. The excess of the purchase price and direct acquisition costs, including 66,000 warrants with an exercise price of $12.59 valued at $198,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,070,000 and is being amortized on a straight -line basis over 20 years.

     On June 11, 1997, the Company, through StarMed, acquired the assets of Wesley Medical Resources, Inc. a medical staffing company in San Francisco, California for 137,222 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the closing of the transaction. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs, including $145,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to approximately $2,720,000 and is being amortized on a straight-line basis over 20 years.

     On June 24, 1997 the Company announced it had invested $1,000,500 in a joint venture for a multi-modality imaging center located in Mid-town Manhattan, New York. The Company will own approximately 51% of

MEDICAL RESOURCES, INC.

-------------------------------------------

the center which is expected to open in September 1997. The Company paid $25,000 in financial advisory fees to the Affiliate, which will be amortized on a straight line basis over 20 years, beginning with the commencement of business at the center.

     On June 30, 1997, the Company acquired three diagnostic imaging centers in New York for approximately $4,130,000 in cash and 152,356 shares of the Company's Common Stock valued at $2,546,250. The excess of the purchase price and direct acquisition costs, including $205,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to approximately $8,125,000 and is being amortized on a straight-line basis over 20 years.

     Each of the above acquisitions (the "1997 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

     The fair value of each warrant issued to the Affiliate for financial advisory services has been accounted for as a component of each acquisition's purchase price and the value has been estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:


                            1997   1996
                            -----  -----
   Dividend yield              0%     0%
   Expected volatility        52%    52%
   Expected life (years)       2      2


MEDICAL RESOURCES, INC.

-------------------------------------------


     The risk-free interest rates for 1997 and 1996 were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate in 1997 and 1996 amounted to 6.01% and 5.93%, respectively. The weighted average fair value of options and warrants granted during the periods ended June 30, 1997 and 1996 amounted to $3.00 and $2.34.

     The following unaudited consolidated proforma data reflects the 1996 Acquisitions and 1997 Acquisitions as if they had occurred at the beginning of each of the periods presented:

                               Six Months           Three Months
                             Ended June 30,        Ended June 30,
                            1997      1996          1997     1996
                           ------   --------      -------  --------
Revenues, net             $97,791    $66,282      $51,876  $46,927
Operating income          $16,875    $12,516      $ 8,655  $ 9,833
Income before taxes       $14,152    $10,093      $ 7,268  $ 8,126
Fully diluted net income
 per share                $ 0.35     $ 0.35       $  0.17  $ 0.26


4.  Debt Financing
------------------

     On February 20, 1997, the Company completed a $52,000,000 private placement of Senior Notes (the "Senior Notes") to a group of insurance companies led by the John Hancock Mutual Life Insurance Company ("John Hancock"). The notes bear interest at an annual rate of 7.77%, are subject to annual sinking fund payments commencing February 2001 and have a final maturity in February 2005. The Senior Notes are guaranteed by substantially all of the Company's diagnostic imaging subsidiaries collateralized by certain partnership interests owned through subsidiaries by the Company. In addition, the agreement relating to the issuance of the Senior Notes imposes certain affirmative and negative covenants on the Company and its restricted subsidiaries. The Company used a portion of the proceeds from the Senior Notes to retire capital lease obligations totaling $8,274,330 and notes payable totaling $5,489,885. The difference between the amount used to retire capital lease obligations and the carrying value of such obligations was approximately $1,461,000. In accordance with Financial Accounting Standards Board Interpretation 26 ("FIN 26") "Accounting for the Purchase of a Leased Asset by the Lessee During the Term of the Lease," the book value of the related assets have been increased by this amount, not to exceed the fair value of the assets, which will be amortized over the remaining useful life of the assets. In connection with the Senior Note transaction, the Company paid $225,000 plus expenses to the Affiliate for financial advisory services.

MEDICAL RESOURCES, INC.

-------------------------------------------

     The difference between the amount used to retire notes payable and the carrying value of the related note obligations was approximately $185,000. Due to the immaterial level of this amount, such amount has been classified as a component of corporate general and administrative expenses during the quarter ended March 31, 1997. The interest rates under the capital lease obligations and notes payable ranged from 4.9% to 18.5%. As a result of these retirements, the Company's monthly cash flow and interest savings during 1997 approximate $567,847 and $1,079,001, respectively, before income taxes. The balance of the proceeds of the Senior Notes is being used to fund acquisitions and for general corporate purposes.

     On June 26, 1997, the Company completed a $26,000,000 private placement of additional Senior Notes (the "Additional Senior Notes") to a group of insurance companies led by the John Hancock Mutual Life Insurance Company. The Additional Senior Notes bear interest at an average annual rate of 8.08%, and otherwise have the same terms as the Senior Notes. In Connection with the Additional Senior Note transaction, the Company paid $112,500 plus expenses to the Affiliate for financial advisory services.

5.  Convertible Subordinated Debentures and Line of Credit
----------------------------------------------------------

     On May 30, 1995 the Company issued at par $4,350,000 aggregate principal amount of 11% Convertible Subordinated Debentures due 2000 (the "1995 Debentures"). The 1995 Debentures are convertible into Common Stock of the Company at any time by the holder at a conversion price of $4.00 per share. The 1995 Debentures automatically converted to Common Stock when, on June 20, 1997, the market price of the

Common Stock exceeded $6.00 per share for a 15 consecutive day period.

     On February 7, 1996, the Company issued at par $6,533,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The 1996 Debentures are convertible into Common Stock of the Company at a conversion price of $6.00 per share. The Company called for the redemption of the 1996 Debentures at the conversion price of $6.00 per share
on or before      March 27, 1997.  As of June 30, 1997 all of the 1996
Debentures have converted. The unamortized portion of the debenture issuance costs of $342,000 has been included as a component of additional paid-in capital in the Stockholders' equity section of the accompanying June 30, 1997 balance sheet.

     Under the terms of the merger agreement with NMR, the Company assumed the obligations of NMR under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the

 MEDICAL RESOURCES, INC.

-------------------------------------------

"NMR Debentures"). The Company called for redemption of the NMR Debentures at the conversion price of $6.54 per share on or before March 27, 1997. As of June 30, 1997, all but $19,000 of the NMR Debentures had been converted into the Common Stock of the Company. The unamortized portion of the debenture issuance costs of $32,387 has been recorded as a component of additional paid-in capital in the Stockholders' equity section of the accompanying June 30, 1997 balance sheet.

     On March 31, 1997, StarMed obtained a revolving line of credit from a third party financing corporation. The $6 million line bears interest at a rate of prime plus 1.5% (10.0% at June 30, 1997), has a two year term and is collateralized by substantially all of StarMed's accounts receivable.
$1,500,000 was outstanding under the line at June 30, 1997.

6.  Leases
----------

     The Company has entered into agreements for the sale and leaseback of medical diagnostic equipment at certain of its imaging centers. The Company has lease renewal and fair market value purchase options under the agreements. The leases are being accounted for as operating leases in accordance with the Statement of Financial Accounting Standards No. 13 ("SFAS No. 13").

     The book values of the equipment totaling $7,855,556 have been removed from the balance sheet, and the gains realized on the sale/leaseback transactions have been deferred and are being amortized as a reduction to rental expense over the term of the leases. Operating rent payments on these transactions are approximately $1,630,000 annually.

7.  Segment Information
-----------------------

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

MEDICAL RESOURCES, INC.

-------------------------------------------

     The following table presents selected financial information by industry segment as of and for the six months ended June 30:

                                       1997                1996
                                       ----                ----
Net Revenues:
  Diagnostic imaging centers       $66,445,667         $24,274,214
  Temporary staffing services       25,946,531          12,502,283
                                    ----------          ----------
        Total                      $92,392,198         $36,776,497
                                    ==========          ==========


Operating income:
  Diagnostic imaging centers      $ 14,920,717         $ 4,865,078
  Temporary staffing services        1,047,295             489,935
                                  ------------         -----------
        Total                     $ 15,968,012         $ 5,355,013
                                  ============         ===========


Identifiable assets:
  Diagnostic imaging centers      $294,136,513         $56,892,714
  Temporary staffing services       12,855,056           9,922,270
                                  ------------         -----------
        Total                     $306,991,569         $66,814,984
                                  ============         ===========

Depreciation and amortization:
  Diagnostic imaging centers      $  7,078,071         $ 2,532,718
  Temporary staffing services          263,334         $   207,958
                                  ------------         -----------
        Total                     $  7,341,405         $ 2,740,676
                                  ============         ===========

Capital expenditures:
  Diagnostic imaging centers      $  4,212,272         $   825,454
  Temporary staffing services           20,290                 ---
                                  ------------         -----------
        Total                     $  4,232,562         $   825,454
                                  ============         ===========


8.  Commitments and Contingencies
---------------------------------

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

MEDICAL RESOURCES, INC.

------------------------------------------

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

9.  Related Parties
-------------------

     The Company pays an annual financial advisory fee to 712 Advisory Services, Inc. an affiliate (the "Affiliate") of the Company's Chairman of the Board and controlling stockholders. Such fees amounted to $112,500 and $102,000 for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, for financial advisory services rendered by the Affiliate to the Company in connection with the issuance of the Senior Notes, the Additional Senior Notes and certain of the 1997 Acquisitions, the Company also paid transaction related financial advisory fees and expenses of $712,500 and issued to the Affiliate warrants to purchase 675,000 shares of the Company's Common Stock, such warrants have been recorded, at their fair value, as a component of each transaction's purchase price (See Note 3). In connection with the Company's October 1996 Common Stock offering and certain of the 1996 Acquisitions, the Company paid transaction related financial advisory fees and expenses of $423,000 and issued to the Affiliate warrants to purchase 120,000 shares of the Company's Common Stock, such warrants have been recorded, at their fair value, as a component of each transaction's purchase price (See Note 3). The Company believes that the foregoing financial advisory fees were on terms no less favorable to the Company than what the Company could have otherwise received from an unaffiliated third party. In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time grants options at fair market value to such individuals. As of June 30, 1997, stock options to purchase 1,578,666 shares of the Company's Common Stock have been issued to board members, including the Chairman, who are also associated with or affiliated with the Affiliate. Approximately 765,000 of the foregoing options were granted during 1997 and are subject to stockholder approval. Options to purchase 15,000 shares of the Company's Common Stock have been granted to an individual employed by an affiliate of the Affiliate for consulting services rendered to the Company. The exercise price of options and warrants issued to the Affiliate were no less than the fair market value of the Company's Common Stock on date of grant.

     During July 1997, for financial advisory services rendered to the Company, in connection with a private placement of convertible preferred stock, the Company paid $967,000 in fees and expenses to an investment banking firm of which a member of the Company's Board is a Director (See Note 10).

10. Subsequent Events
---------------------

     In July 1997, the Company issued 18,000 shares of $1,000 Series C Convertible Preferred Stock, $.01 par value (the "Convertible Preferred Shares")
to an institutional investor (the "Holder").   The Convertible Preferred Shares
are convertible into Common Stock of the Company at the option of the Holder beginning on the date on which a registration statement relating to the Common Stock underlying the Convertible Preferred Shares is declared effective by the Securities and Exchange Commission, provided that, beginning 180 days from the effectiveness of such registration statement, the Company may require the conversion of all or a portion of the Convertible Preferred Shares.

MEDICAL RESOURCES, INC.

------------------------------------------

    The Convertible Preferred Shares convert into the Company's Common Stock at the lesser of (i) $20.70 per Common Share or (ii) the value per Common Share determined by dividing the stated value of the Convertible Preferred Shares, plus 3% per annum to the date of conversion, by the average of the daily closing bid prices for the Company's Common Stock for the five (5) consecutive trading day period ending five (5) trading days prior to the date of conversion. If the average closing price of the Company's Common Stock (the "Closing Price") for any ten (10) consecutive trading days does not exceed $12.25 (the "Floor Price"), the Holder of the Convertible Preferred Shares may not convert into Common Stock, such restriction to be for no more than thirty (30) days in the aggregate. If the Closing Price does not exceed the Floor Price for 30 consecutive calendar days, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company for 110% of the stated value plus 3% per annum. The Holders are subject to volume restrictions which prohibit the sale of more than 25% of the daily or weekly trading volume in any such period, unless certain circumstances exist. The liquidation preference of each Convertible Preferred Share is $1,000 plus 3% per annum. Holders of the Convertible Preferred Shares are entitled to limited voting rights. In connection with the Convertible Preferred Shares placement, the Company paid $967,000 in financial advisory fees and expenses to an investment banking firm of which a member of the Company's Board is a Director.

     On July 31, 1997 the Company acquired a diagnostic imaging center located in Hollywood, Florida for aggregate consideration of $2,100,000 payable in cash and Company Common Stock plus the assumption of indebtedness and additional contingent consideration based on the center's performance. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair value at the date of acquisition.

     On August 1, 1997, the Company acquired a diagnostic imaging center located in Miami, Florida for the Company's Common Stock valued at $1,650,000, plus the assumption of indebtedness and additional contingent consideration based on the center's collections. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair value at the date of acquisition.

MEDICAL RESOURCES, INC.

------------------------------------------

     The following unaudited consolidated proforma data reflects the 1996 Acquisitions, the 1997 Acquisitions and the above acquisitions as if they had occurred at the beginning of each of the periods presented:

                                       Six Months             Three Months
                                     Ended June 30,          Ended June 30,
                                    1997     1996            1997     1996
                                   -------  -------         -------  -------

Revenues, net                      $99,895  $67,334         $52,928  $47,979
Operating  Income                  $17,813  $12,985         $ 9,124  $10,302
Income before taxes                $14,774  $10,530         $ 7,705  $ 8,563
Fully diluted net income
 per share                         $  0.36  $  0.36         $  0.18  $  0.27

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three and six months ended June 30, 1997 compared to three and six months ended
-------------------------------------------------------------------------------
June 30, 1996.
--------------

     The following discussion and analysis provides information which management believes is relevant to an assessment an understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited financial statements appearing in Item 1.

     The Company's net service revenues for the three and six months ended June 30, 1997 were $51,799,558 and $92,392,198 versus $18,678,493 and $36,776,497 for the three and six months ended June 30, 1996 or a $33,121,065 (177.3%) and $55,615,701 (151.2%) increase, respectively. The increase is due primarily to
(i) an increase in revenues generated by the 1996 Acquisitions of approximately $3,787,000 and $7,861,000; (ii) revenues generated by the 1997 Acquisitions of approximately $22,397,000 and $33,682,000, and (iii) an increase in staffing revenues of approximately $7,031,000 and $13,444,000, which is primarily due to the opening of additional "per diem" sites and the acquisition of WeCare in June 1996.

     Technical services payroll and related expenses amounted to $18,379,328 and $33,767,919 for the three and six months ended June 30, 1997 compared to $6,785,474 and $14,398,221 for the three and six months ended June 30, 1996, an increase of $11,593,854 and $19,369,698, respectively. Of this increase $4,874,963 and $7,143,014 is attributable to costs incurred at imaging centers acquired during 1996 and 1997 and $6,175,792 or 53% and $11,272,457 or 58% is
attributable to the opening of new per diem offices and the staffing operations.

     Medical supplies amounted to $2,493,635 and $3,883,925 for the three and six months ended June 30, 1997 as compared to $880,622 and $1,703,622 for the three and six months ended June 30, 1996, an increase of $1,613,013 and $2,180,303, respectively. This increase is primarily due to costs incurred at imaging centers acquired during 1996 and 1997.

     Diagnostic equipment maintenance expense increased $1,218,013 and $2,146,612 for the three and six months ended June 30, 1997 from $658,719 and $1,239,556 for the three and six months ended June 30, 1996 to $1,876,732 and
$3,386,168, respectively.   This increase is primarily due to costs incurred at
imaging centers acquired during 1996 and 1997.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)


     Independent contractor fees for the three and six months ended June 30, 1996 were $252,971 and $494,072 as compared to $1,628,737 and $2,939,807 for the same periods in 1997. This increase of $1,375,766 and $2,445,735 is attributable to fees paid to radiologists at centers acquired during 1996 and 1997.

     Administrative costs which include facility rent, marketing costs and personnel costs of employees whose activities relate to the operations of multiple centers increased approximately $3,184,218 and $4,823,255 from $2,248,678 and $4,511,727 for the three and six months ended June 30, 1996 to $5,432,896 and $9,334,982 for the three and six months ended June 30, 1997. These increases are primarily due to costs incurred at imaging centers acquired during 1996 and 1997.

     Other costs increased by $2,210,231 and $2,888,856 for the three and six months ended June 30, 1997 to $2,832,767 and $4,027,657 as compared to $622,536 and $1,138,801 for the same periods in the prior year primarily due an increase in accounting and legal fees for acquired centers.

     Provision for uncollectible accounts receivable increased $1,412,749 or 149.2% and $2,887,039 or 163.9% from $947,127 and $1,761,835 for the three and six months ended June 30, 1996 to $2,359,876 and $4,648,874 for the three and six months ended June 30, 1997. This increase is due to the significant increase in imaging revenues which have a higher bad debt experience than staffing revenues. The imaging segment provision for uncollectible accounts consists of $2,355,150 or 6.0% and $4,640,368 or 6.9% of revenue for the three and six months ended June 30, 1997 as compared to $946,307 or 7.3% and
$1,756,087 or 7.2% of revenue in 1996.   The decrease in the imaging provision
as a percentage of revenue is primarily due to changes in payor mix caused by the acquisition of imaging centers during 1996 and 1997 which generate less personal injury revenues than the Company's mature centers. The staffing segment's provision for uncollectible accounts receivable was immaterial for the three and six months ended June 30, 1997 and 1996.

     Corporate general and administrative expense increased by $1,898,204 or 103.6% and $3,660,475 or 106.6% from $1,831,769 and $3,432,974 for the three and six months ended June 30, 1996 to $3,729,973 and $7,093,449 for the current periods. This increase is primarily due to the expanded business development activities during 1996 and 1997 and the resulting growth. Corporate general and administrative expense for the six months ended June 30, 1997 includes a non-recurring charge of approximately $185,000 relating to the repayment of certain notes payable in connection with the Senior Note transaction (see Note 4).

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

     Depreciation and amortization expense was $4,419,951 and $7,341,405 for the three and six months ended June 30, 1997 compared to $1,423,767 and $2,740,676 for the three and six months ended June 30, 1996 or an increase of $2,996,184 (210.4%) and $4,600,729 (167.9%), respectively. The imaging center segment accounted for $2,865,516 or 95.6% and $4,449,604 or (96.7%) of the increase in aggregate depreciation and amortization expense primarily due to the depreciation expense relating to acquired assets and increased goodwill amortization expense incurred in connection with the acquisitions.

     Interest expense, net for the three and six months ended June 30, 1997 was $1,924,132 and $2,853,445, respectively compared to $738,689 and $1,287,583 for the comparable periods last year, an increase of $1,185,443 or 160.5% and $1,565,862 or 121.6%. The increase is primarily due to increases in interest on the debt assumed as part of the 1996 and 1997 Acquisitions, the Senior Notes and higher outstanding balances under convertible debentures offset by scheduled reductions in outstanding principal balances and an increase in interest income earned on invested cash balances.

     Minority interest was ($428,448) and ($193,432) for the three and six months ended June 30, 1997 compared to $20,591 and $64,282 for the same periods last year. The decrease of $449,039 and $257,714 is primarily due to the acquisition of entities which operate limited partnerships with minority investors such as the NMR centers in August 1996 and the ADI centers in March 1997.

     The provision for income taxes increased $2,297,376 or 347.5% and $4,415,751 or 401.8% from $661,200 and $1,099,020 for the three and six months ended June 30, 1996 to $2,958,576, and $5,514,771 for the same periods in 1997. The Company's effective tax rate for the six months ended June 30, 1997 increased to 41.4% from 27.4% at June 30, 1996. This increase is due to an increase in the profitability of the Company's existing and acquired centers and the impact of non-deductible goodwill.

     For the reasons described above, the Company's net income for the three and six months ended June 30, 1997 increased by $2,585,053 or 160.9% and $4,889,100 or 168.4% to $4,191,403 and $7,793,228 from $1,606,350 and $2,904,128 for the three and six months ended June 30, 1996.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Liquidity and Capital Resources
-------------------------------

     The Company had net income of $7,793,228 for the six months ended June 30, 1997 versus net income of $2,904,128 for the comparable period in 1996. At June 30, 1997, the Company's working capital totaled $65,193,429 which includes cash and cash equivalents totaling $37,815,225. Cash provided by operating activities during the six months ended June 30, 1997 resulted from operating cash flows of $21,137,075 offset by a $18,201,770 net increase in the Company's operating assets and liabilities. The significant increase in operating assets and liabilities relates primarily to accounts receivable, net ($16,219,140) which increased primarily due to (i) higher StarMed receivables caused by a significant revenue increase during the six months ended June 30, 1997 in comparison to prior quarters relating to (i) the maturation of per diem sites and the acquisition of per diem businesses ($3,108,000); and (ii) increases at imaging centers acquired during the six months ended June 30, 1997 in which the sellers' existing accounts receivable were assumed by the Company ($10,472,000) or were not purchased at the time of acquisition and, accordingly, have increased to normal levels following the acquisition ($2,379,263).

     Investing activities used $38,578,340 in cash during the first six months of 1997. The Company used $38,908,500 in cash to acquire additional imaging centers during the six months ended June 30, 1997. The Company purchased $4,232,562 of equipment and leasehold improvements primarily for imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company's net investments from sales and purchases of short-term investments and marketable securities totaled $5,848,272 during the six months ended June 30, 1997. The Company invests substantially all of its excess cash balances in institutional funds.

     Financing activities provided the Company with net cash totaling $58,112,006. This increase is comprised of $77,113,080 and $7,855,556 in net proceeds from the issuance of the Senior Notes and Additional Senior Notes and sales of diagnostic equipment, respectively offset by normal repayments of debt and capital lease obligations totaling $3,426,502 and $1,791,092, respectively, during the six months ended June 30, 1997. In addition, the Company repaid $13,764,215 and $7,658,948 of outstanding notes payable and capital lease obligations in conjunction with the Senior Notes transaction and certain acquisitions during the six months ended June 30, 1997. The Company may refinance certain of its assets using sale/leaseback transactions structured as operating leases during the remainder of 1997.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

     The Company has four revolving lines of credit from a third party financing corporation. In May 1996, the Company obtained two $4 million lines and in October 1996, a $4 million line. The lines bear interest at prime plus 1.5% (10% at June 30, 1997) and have a two year term. As of June 30, 1997 no amounts were outstanding under these lines. The Company also has a $7 million capital lease line of credit, which bears interest at the 30-day T-bill rate plus 398 basis points. As of June 30, 1997 no amounts were outstanding under the foregoing lines of credit. The Company has agreed that in order to draw on the foregoing lines it must pledge adequate collateral. Through its StarMed Staffing subsidiary, the Company has a $6 million line which bears interest at prime plus 1.5% (10.1% at June 30, 1997), has a two year term and is collateralized by substantially all of StarMed's accounts receivable. At June 30, 1997, $1,500,000 was outstanding under this line.

     The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, any acquisitions of additional limited partnership interests in the Company's centers, anticipated capital expenditures and scheduled debt repayments for the next twelve months and on a long term basis.

     In addition, management believes and continues to believe that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. The Company is committed to a substantial acquisition strategy based upon its assessment of strategic markets and opportunities which has resulted in the acquisition of forty six imaging centers in sixteen separate transactions subsequent to December 31, 1996. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicate the Company would receive a favorable rate of return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. In the event the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

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

Had Statement No. 128 been used the Company would have reported the following unaudited earnings per share for the six month periods ended:

                                     June 30, 1997       June 30, 1996
                                     -------------       -------------
Earnings per share:
Basic                                   $  .39              $  .37
Fully Diluted                           $  .34              $  .31

Weighted Average Number
 of shares used in computation:
Basic                                  19,752,585          8,332,669
Fully Diluted                          22,783,578          9,960,233

MEDICAL RESOURCES, INC.

                    PART II.   OTHER INFORMATION
                    ----------------------------

Item 2.c.    Changes in Securities
             ---------------------

     The following is a list of equity securities sold by the Company during the six months ended June 30, 1997 which, pursuant to the exemption covered under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act.

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

     On May 9, 1997, the Company issued to Accessible MRI of Baltimore County, Inc. 119,166 shares of the Company's Common Stock as partial consideration for the acquisition of two diagnostic imaging centers in Towson and Silver Spring Maryland.

     On May 30, 1997, the Company issued to Capstone Management Group, Inc. 397,204 shares of the Company's Common Stock as partial consideration for the acquisition of ten diagnostic imaging centers in the Northeast and Ohio.

     On June 24, 1997, the Company issued to Wesley Medical Resources, Inc. 137,222 shares of the Company's Common Stock as consideration for the acquisition of a medical staffing company in San Francisco, California.

     On June 25, 1997, the Company issued 8,780 shares of the Company's Common Stock as consideration for forgiveness of a note payable.

     On June 30, 1997, the Company issued to the equity holders of Brooklyn Medical Imaging Center, Meadows Medical Management, Inc. and The Staten Island Medical Imaging, Inc. 152,356 shares of the Company's Common Stock as partial consideration for the acquisition of three diagnostic imaging centers located in New York.

MEDICAL RESOURCES, INC.

             ---------------------


     In addition, the Company issued to the Affiliate, for financial advisory services rendered to the Company in connection with acquisitions which were consummated in the first or second quarters of 1997, five-year warrants to purchase an aggregate of 675,000 shares of the Company's Common Stock in connection with acquisitions. These warrants were issued as of the date of the public announcement of such acquisitions, and were contingent upon the transaction closing. The exercise prices were based on the average of the last sales price of the Company's Common Stock for the ten consecutive trading days prior to the public announcement.


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

          On June 12, 1997, the Company filed a current report on Form 8-K, reporting under Item 5, that it had consummated the acquisition of substantially all of the business assets, rights to manage, membership interests and partnership interests of Capstone Management Group, Inc.

          On June 27, 1997 the Company filed a current report on Form 8-K/A, reporting under Item 7, Amendment No. 1, which amended its current report on Form 8-K filed on September 13, 1996.

MEDICAL RESOURCES, INC.

           --------------------------------


          On June 27, 1997 the Company filed a current report on Form 8-K/A, reporting under Item 7, Amendment No. 1, which amended its current report on Form 8-K filed on July 19, 1996.

          On June 27, 1997 the Company filed a current report on Form 8-K/A, reporting under Item 7, Amendment No. 1, which amended its current report on Form 8-K filed on January 9, 1996.

MEDICAL RESOURCES, INC.

Exhibit 11.  Computation of Shares Used For Earnings Per Share Calculation.

                                            Six Months Ended June 30,
                                                1997         1996
                                            ------------  -----------

Primary earnings per share information:

Net income per consolidated statements
 of operations                               $ 7,793,228   $2,904,128
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes
      Net income used to compute primary
     earnings per share                      $ 7,793,228   $2,904,128
                                             ===========  ===========



Weighted average number of
 outstanding shares                           19,752,585    8,332,699
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                            1,168,424      502,364
                                             -----------  -----------
Weighted average number of shares
 used to compute primary earnings
 per share                                    20,921,009    8,835,063
                                             ===========  ===========


Primary earnings per share:
---------------------------
Primary net income per share                $        .37  $       .33
                                             ===========   ==========

MEDICAL RESOURCES, INC.

Exhibit 11.  Computation of Shares Used For Earnings Per Share Calculation.


                                                     Six Months Ended June 30,
                                                         1997         1996
                                                      -----------  ----------
Fully diluted earnings per share information:

Net income per consolidated statements
 of operations                                        $ 7,793,228  $2,904,128
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes                                       196,085
                                                      -----------  ----------

Net income used to compute fully
     diluted earnings per share                       $ 7,793,228  $3,100,213
                                                      ===========  ==========


Weighted average number of
 outstanding shares                                    19,752,585   8,332,699
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                                     2,083,482     502,364
      Incremental shares issuable on
      conversion of convertible
      subordinated debentures                                       1,114,170
      Weighted average number of shares               -----------  ----------

 used to compute fully diluted
 earnings per share                                    21,836,067   9,949,233
                                                      ===========  ==========

Fully diluted earnings per share:
---------------------------------
Fully diluted net income per share                     $      .36 $       .31
                                                        =========  ==========

MEDICAL RESOURCES, INC.

Exhibit 11.  Computation of Shares Used For Earnings Per Share Calculation.


                                             Quarter ended June 30,
                                               1997         1996
                                            -----------  -----------

Primary earnings per share information:

Net income per consolidated statements
 of operations                              $ 4,191,403   $1,606,350
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes
      Net income used to compute primary
     earnings per share                     $ 4,191,403   $1,606,350
                                            ===========  ===========



Weighted average number of
 outstanding shares                          20,394,823    9,040,268
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                           1,440,148      297,160
                                            -----------  -----------
Weighted average number of shares
 used to compute primary earnings
 per share                                   21,834,971    9,337,428
                                            ===========  ===========

Primary earnings per share:
---------------------------
Primary net income per share               $        .19  $       .17
                                            ===========   ==========

MEDICAL RESOURCES, INC.

Exhibit 11.  Computation of Shares Used For Earnings Per Share Calculation.


                                                     Quarter ended June 30,
                                                       1997         1996
                                                    -----------  -----------
Fully diluted earnings per share information:

Net income per consolidated statements
 of operations                                      $ 4,191,403  $ 1,606,350
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes                                      105,785
                                                    -----------  -----------

Net income used to compute fully
     diluted earnings per share                     $ 4,191,403  $ 1,712,135
                                                    ===========  ===========


Weighted average number of
 outstanding shares                                  20,394,823    9,040,268
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                                   2,083,892      375,660
      Incremental shares issuable on
      conversion of convertible
      subordinated debentures                                      1,301,538
      Weighted average number of shares             -----------  -----------

 used to compute fully diluted
 earnings per share                                  22,478,715   10,717,466
                                                    ===========  ===========

Fully diluted earnings per share:
---------------------------------
Fully diluted net income per share                   $      .19  $       .16
                                                      =========   ==========

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





Date: August 14, 1997