Form 10-K/A
period 1996-12-31
MEDICAL RESOURCES INC /DE/
filed 1997-09-03
CIK 725151

 THIS FORM 10-K REFLECTS CHANGES INCLUDED IN AMENDMENTS FILED WITH SECURITIES
            AND EXCHANGE COMMISSION ON APRIL 8, 1997 AND JUNE 27, 1997
                                ON FORM 10-K/A

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         FORM 10-K/A Amendment No. 2

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

  Managed care providers are becoming an increasingly important factor in the diagnostic imaging industry, and, consequently, the Company places major emphasis on cultivating and developing relationships with such organizations. The Company employs industry professionals who have significant experience in dealing with managed care and other providers. The Company believes that the geographic concentration of its centers, the presence of multi-modality centers in all of its regions, its ability to offer cost effective services and its experience in developing relationships with various managed care organizations will constitute a competitive advantage with managed care providers.

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

INTERPRETING PHYSICIANS AGREEMENTS

  At each of the Company's centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician"), generally consisting of radiologists, with whom the Company enters into independent contractor agreements. Pursuant to these agreements, the Company, among other duties, provides to the Physician Group the diagnostic imaging facility and equipment, performs all marketing and administrative functions at the centers and is responsible for the maintenance and servicing of the equipment and leasehold improvements. The Physician Group is solely responsible for, and has complete and exclusive control over, all medical and professional services performed at the centers, including, most importantly, the interpretation of diagnostic images, as well as the supervision of technicians, and medical related quality assurance and communications with referring physicians. Insofar as the Physician Group has complete and exclusive control over the medical services performed at the centers, including the manner in which medical services are performed, the assignment of individual physicians to center duties and the hours that physicians are to be present at the center, the Company believes that the Interpreting Physicians who perform medical services at the centers are independent contractors. In addition, Interpreting Physician Groups which furnish professional services at the centers generally have their own medical practices and, in most instances, perform medical services at non-Company related facilities. The Company's employees do not perform professional medical services at the centers. Consequently, the Company does not believe that it engages in the practice of medicine in jurisdictions which prohibit or permit the corporate practice of medicine. The Company performs only administrative and technical services and does not exercise any control over the practice of medicine by physicians at the centers or employ physicians to provide medical services. The Company is aware of three Interpreting Physicians who own a nominal percentage of three limited partnerships that are managed and partially owned by the Company.

  As part of its administrative responsibilities under the terms of the Interpreting Physician agreements, the Company is responsible for the administrative aspects of billing and collection functions at the centers. Certain third-party payor sources of the Company, such as Medicare, insurance companies and managed care providers, require that they receive a single or "global" billing statement for the imaging services provided at the Company's centers. Consequently, billing is done in the name of the Physician Group because such billings include a medical component. The Physician Group grants a power of attorney to the Company authorizing the Company to establish bank accounts using the Physician Group's name related to that center's collection activities and to access such accounts. In states where permitted by law, such as Florida, the Company generally renders bills in the center's name. In such circumstances, the Physician Group has no access to associated collections.

  The Company recognizes revenue under its agreements with Interpreting Physicians, notwithstanding the Company's ownership interest in the center in one of three ways: (1) the Company receives a technical fee for each diagnostic imaging procedure interpreted at the center by the Physician Group, the amount of which is fixed upon the type of the procedure performed; (2) the Company pays the Interpreting Physician Group a fixed percentage of fees collected at the center, based upon the specific diagnostic imaging procedures performed; or, (3) the Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent for the affiliated physician association and for administrative and technical services performed at the centers and affiliated physician association pays the interpreting physician group based upon a percentage of the cash collected at the center. All of such amounts and the basis for payments are negotiated between the Physician Group and the Company. The agreements generally have terms ranging from one to ten years.

   For additional information pertaining to the Company's arrangements with interpreting physicians see Note 1 to the Company's Consolidated Financial Statements--"Revenue Recognition".

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Reference is made to Note 1 of the Company's consolidated financial statements for a definition of net service revenues.

  For the year ended December 31, 1996, net service revenues amounted to $93,785,000 versus $51,994,000 for the year ended December 31, 1995, an increase of $41,791,000 or 80.4%. Management fee and use revenues for diagnostic imaging services increased $8,270,000 from $31,174,000 for the year ended December 31, 1995 to $39,445,000 for the year ended December 31, 1996. This increase is primarily attributable to an increase of $1,326,000 (4.5%) at centers which were included in revenue for all of 1996 and 1995; $2,752,000 (169%) in revenue at a center acquired during 1995 and $4,192,000 of revenue contributed by imaging centers acquired during 1996. Diagnostic imaging patient service revenues increased $20,631,000 for the year ended December 31, 1996 to $25,317,000 from $4,686,000 for the year ended December 31, 1995. This increase is attributable to an increase of $615,000 (19%) at centers which were included in revenue for all of 1995 and 1996; $2,670,000 (183%) at centers acquired during 1995 and; $22,032,000 of revenue was contributed by centers acquired during 1996. Staffing segment revenues increased $12,890,000 (80.3%) primarily due to internal growth and acquisitions. Internal growth in the staffing segment consisting of the opening of new per diem offices accounted for approximately $3,200,000 of the increase in staffing revenue. Increased revenues at per diem offices opened during 1995, related primarily to improved volume as these offices matured from their start up phase, accounted for approximately $3,400,000 of the increase in staffing revenues. Per diem staffing businesses acquired during 1996 contributed approximately $6,300,000 in revenues during the year.

  Technical services payroll and related costs for the year ended December 31, 1996 amounted to $35,073,000 compared to $19,526,000 for the year ended December 31, 1995, an increase of $15,547,000 or 80%. Of this increase $6,356,000 or 41%
is attributable to costs incurred at imaging centers acquired during 1995 and 1996. $6,569,000 or 42% is attributable to the opening of new per diem offices and the staffing acquisitions. The remaining $2,622,000 increase is due to the maturation of per diem offices opened in 1995.

  Medical supplies amounted to $4,223,000 for the year ended December 31, 1996 as compared to $2,440,000 for the year ended December 31, 1995, and increase of $1,783,000 or 73%. Of this increase $1,725,000 or 97% is attributable to centers acquired during 1995 and 1996.

  For the year ended December 31, 1996 diagnostic equipment maintenance increased $1,626,000 or 99% to $3,274,000 from $1,648,000 for the year ended
December 31, 1995. This increase is primarily due to centers acquired during 1995 and 1996.

  Independent contractor fees amounted to $1,202,000 for the year ended December 31, 1996 as compared to $437,000 for the year ended 1995. This increase of $765,000 or 175% is attributable to the Type II (See Note 1) centers acquired during 1995 and 1996.

  Administrative costs which include facilities rent, marketing costs and personnel costs of employees whose activities relate to the operations of multiple centers increased approximately $5,853,000 or 96% from $6,084,000 for the year ended December 31, 1995 to $11,937,000. This increase is primarily due to costs incurred at imaging centers acquired during 1995 and 1996.

  Other costs increased by $1,924,000 or 134% for the year ended December 31, 1996 to $3,354,000 as compared to $1,430,000 in the prior year primarily due to an increase in accounting, legal and professional fees for the centers.

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

   Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  The Company's net service revenues in 1995 and 1994 were $51,994,000 and $45,179,000, respectively, representing an increase of $6,815,000, or 15%, in 1995. Management fee and use revenues increased $3,257,000 from $27,917,000 for the year ended December 31, 1994 to $31,174,000 for the year ended December 31, 1995. This increase is attributable to a center acquired during 1995 ($1,627,000) and an increase in existing centers of $1,630,000 resulting from higher procedure volume. Diagnostic imaging patient revenue increased $1,995,000 to $4,686,000 for the year ended December 31, 1995 from $2,691,000 for the prior year. Of this increase $1,463,000 is attributable to centers acquired during 1995 and $532,000 is attributable to increased volume at the existing center.

   In addition, revenues from the Company's staffing business increased in 1995 by $1,562,000 due to (i) the opening of 8 per diem staffing offices which generated approximately $1,263,000 in revenues during 1995 and (ii) a $299,000 increase in travel nursing revenues ($14,870,000 in 1995 versus $14,571,000 in 1994).

  Technical services payroll and related costs in 1995 and 1994 were $19,526,000 and $17,484,000, respectively, representing an increase of $2,042,000 or 12% in 1995. This increase is primarily due to the acquisition of 3 additional centers in 1995.

  Medical supplies amounted to $2,440,000 for the year ended December 31,1995 as compared to $2,687,000 for the year ended December 31, 1994. The decrease of $247,000 or 9% is attributable to an implementation of an operating cost reduction program by the Company.

  Diagnostic equipment maintenance increased $304,000 or 23% from $1,344,000 for the year ended December 31, 1994 to $1,648,000 for the year ended December 31, 1995. This increase is primarily due to centers acquired during 1995.

  Independent contractor fees increased $47,000 from $390,000 for the year ended December 31, 1994 to $437,000 for the year ended December 31, 1995. This increase is due to the acquisition of two additional centers in Florida.

  Administrative costs which include facilities rent, marketing costs and personnel costs of employees whose activities relate to the operations of multiple centers in 1995 and 1994 were $6,084,000 and $5,770,000, respectively, representing an increase of $314,000 or 5%. This increase is primarily due to the acquisition of 3 additional centers in 1995.

  Other costs in 1995 and 1994 were $1,430,000 and $1,632,000, respectively representing a decrease of $202,000 or 12% due to the implementation of an operating cost reduction program by the Company.

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

                                 EXHIBIT INDEX

  2.1 Agreement and Plan of Merger dated May 20, 1996, by and among NMR of
      America, Inc., MRI Sub, Inc. and the Company.*
  3.1 Company's Certificate of Incorporation, as amended to date.**
  3.2 Company's By-Laws, as amended.**
  4.1 Common Stock Specimen Certificate.**
  4.2 Shareholder Rights Plan of the Company, dated September 15, 1996.*
 10.1 Note Purchase Agreement ($52,000,000 7.77% Senior Notes) between the
      Company and the Purchasers listed therein, dated as of February 20,
      1997.***
 10.2 Form of 1992 Stock Option Plan.**
 10.3 1995 Stock Option Plan of the Company.****
 10.4 1996 Stock Option Plan of the Company.#
 10.5 1996 Stock Option Plan B of the Company.#
 10.6 Employment Agreement, dated September 30, 1994 between Medical Resources,
      Inc. and
      William D. Farrell.****
 10.7 Amendment, dated August 1, 1995, to Employment Agreement between Medical
      Resources, Inc.
      and William D. Farrell.****
 10.8 Amended and restated Employment Agreement, dated January 1, 1997 between the Company and William D. Farrell.#
 10.9 Non-Competition and Consulting Agreement, dated May 20, 1996, between the
      Company and
      John P. O'Malley III.*****
 11   Computation of Earnings per Share.#
 16   Letter re: Change in Certifying Accountants.******
 21.1 List of Subsidiaries.#
 27.1 Financial Data Schedule.#
 99.1 Important Factors Regarding Forward-Looking Statements.#

--------
     * Incorporated herein by reference from the Company's Current Report on Form 8-K dated, September 13, 1996
    ** Incorporated herein by reference from the Company's Registration
       Statement on Form S-1 (Registration No. 33-48848).
   *** Incorporated herein by reference from the Company's Current Report on
       Form 8-K dated, March 4, 1997.
  **** Incorporated herein by reference from the Company's Annual Report on
       Form 10-K for the year ended December 31, 1995.
 ***** Incorporated herein by reference from the Company's Registration
       Statement on Form S-4 (Registration No. 333-09155).
****** Incorporated herein by reference from the Company's Current Report on Form 8-K dated, February 5, 1997.
       # Previously filed

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

                                          Coopers & Lybrand L.L.P.

Parsippany, New Jersey
March 28, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Medical Resources, Inc.

  We have audited the acompanying consolidated balance sheet of Medical Resources, Inc. (the "Company") as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. Our audits also included the financial statement schedule for 1995 listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of two predecessor partnerships of Maternity Resources, Inc., a wholly-owned subsidiary, which statements reflect a loss from operations of discontinued business of $1,633,000 in 1994. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the data included for the two predecessor partnerships of Maternity Resources, Inc., is based solely on the reports of the other auditors.

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

Greensboro, NC

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

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,

                                              1996        1995         1994
                                           ----------- -----------  -----------
Net service revenues.....................  $93,785,117 $51,993,758  $45,178,945
                                           ----------- -----------  -----------
Imaging center and staffing operating
  costs:
 Technical services payroll and related
  expenses                                  35,073,444  19,525,611   17,483,695
 Medical supplies                            4,223,171   2,439,837    2,687,319
 Diagnostic equipment maintenance            3,274,403   1,647,976    1,344,422
 Independent contractor fees                 1,201,590     437,131      389,985
 Administrative expenses                    11,937,222   6,083,630    5,769,982
 Other costs                                 3,354,326   1,429,611    1,632,047
Provision for uncollectible accounts
 receivable..............................    4,783,306   3,377,862    2,495,413
Corporate general and administrative.....    7,779,385   4,978,045    4,438,348
Depreciation and amortization............    7,465,475   4,567,144    4,844,265
Write-down of value contracts and
 intangible assets.......................                             2,176,118
Provision for minority interest in losses
 of joint venture........................                               531,543
Executive severance......................                               327,679
Write-down of medical diagnostic
 equipment...............................                                40,000
Gain on disposal of medical diagnostic
 equipment...............................                               (17,500)
                                           ----------- -----------  -----------
   Operating income......................   14,692,795   7,506,911    1,035,629
Interest expense.........................    2,968,206   1,829,017    1,692,931
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before minority interest, income taxes
 and extraordinary item..................   11,724,589   5,677,894     (657,302)
Minority interest........................      308,381    (124,085)     (46,134)
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before income taxes and extraordinary
 item....................................   11,416,208   5,801,979     (611,168)
Income taxes.............................    4,162,000   1,659,111      481,436
                                           ----------- -----------  -----------
Income (loss) from continuing operations
 before extraordinary item...............    7,254,208   4,142,868   (1,092,604)
                                           ----------- -----------  -----------
Discontinued operations, net of tax:
 Loss from operations of discontinued
  operations.............................               (1,076,644)  (1,663,426)
 Loss on sale of discontinued business...               (1,376,000)
                                           ----------- -----------  -----------
 Loss from discontinued operations.......               (2,452,644)  (1,663,426)
Income (loss) before extraordinary item..    7,254,208   1,690,224   (2,756,030)
Extraordinary item:
 Debt extinguishment.....................                               761,683
                                           ----------- -----------  -----------
Net income (loss)........................  $ 7,254,208 $ 1,690,224  $(1,994,347)
                                           =========== ===========  ===========
Income (loss) per common share:
 Primary income (loss) per share:
 Income (loss) from continuing
  operations before extraordinary item...  $      0.62 $      0.53  $     (0.15)
 Discontinued operations.................                    (0.31)       (0.23)
 Extraordinary item......................                                  0.10
                                           ----------- -----------  -----------
 Net income (loss) per share.............  $      0.62 $      0.22  $     (0.28)
                                           =========== ===========  ===========
Weighted average number of shares........   11,670,000   7,785,000    7,097,500
                                           =========== ===========  ===========
 Fully diluted income (loss) per share:
 Income (loss) from continuing
  operations before extraordinary item...  $      0.59 $      0.53  $     (0.15)
 Discontinued operations.................                    (0.31)       (0.23)
 Extraordinary item......................                                  0.10
                                           ----------- -----------  -----------
Net income (loss) per share..............  $      0.59 $      0.22  $     (0.28)
                                           =========== ===========  ===========
Weighted average number of shares........   12,903,000   7,785,000    7,097,500
                                           =========== ===========  ===========
Unaudited pro forma data:
Loss from continuing operations before
 income taxes and extraordinary item.....                           $  (611,168)
Income taxes.............................                               660,061
                                                                    -----------
Loss from continuing operations before
 extraordinary item......................                            (1,271,229)
Discontinued operations, net of taxes....                            (1,014,690)
                                                                    -----------
Loss before extraordinary item...........                            (2,285,919)
Extraordinary items, net of taxes........                               464,627
                                                                    -----------
Net loss.................................                           $(1,821,292)
                                                                    ===========
Pro forma loss per common share:
Loss from continuing operations before
 extraordinary items.....................                           $     (0.18)
Discontinued operations..................                                 (0.14)
Extraordinary item.......................                                  0.07
                                                                    -----------
 Net loss................................                           $     (0.25)
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

  Earnings Per Share--Earnings per share is computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants and 600,000 shares to be issued over a period of 24 months in accordance with Fort Myers center asset purchase agreement. In the first quarter of 1997, 525,000 of such shares were issued and the remaining 75,000 shares were issued in April
1997. The shares issued by the Company in connection with the purchases of various centers were considered outstanding from the date of acquisition.

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

Supplemental earnings per share data:

  As described in Note 6, the Company called for redemption of its outstanding NMR's 8% Convertible Subordinated Debentures ($859,000 outstanding at December 31, 1996) and the Company's 10.5% Convertible Subordinated Debentures ($4,800,000 outstanding at December 31, 1996) on or before March 27, 1996. The Company's primary earnings per share would have been $0.61 per share and fully diluted earnings per share would have been $0.58 per share if the conversions occurred on January 1, 1996.

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

  Revenue Recognition--The Company has entered into three forms of agreements (defined as Type I, Type II and Type III as described below) to provide equipment, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services with respect to magnetic resonance scanning, computerized tomography scanning, radiography and fluoroscopy, ultrasound, x-ray, mammography and other radiological modalities mutually agreed upon. In accordance with the agreements, as a part of the Company's administrative duties, the Company provides billing and collection services on behalf of the interpreting physicians for the diagnostic imaging services performed.

  Type I
  ------
  Under Type I agreements interpreting physicians are required to pay to the Company a charge per procedure performed. These charges are specified in a schedule included by attachment to the agreements and represent the Company's net service revenue, net of contractually determined discounts. Under Type I agreements, the Company bears the risk of amounts being uncollectible equivalent to the proportionate relationship of its charge per procedure, including LOP Type services (See Note 2) and the total charge to the referring physician's patient. The Company has established and recognized reserves for potential uncollectibles.

  Type II
  -------
  For consolidated centers which the Company has acquired, other than NMR developed centers, subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Fees paid to the radiologists based upon cash collections, at these centers are reflected as a component of independent contractor fees in the accompanying statements of operations. The Company has entered directly into agreements, under its Type II structure, with third-party payers that provides for payment to the Company at amounts which differ from its established rates. Under Type II agreements, Medicare and Medicaid represented approximately 11%, 10% and 11% of revenue, net during 1996, 1995 and 1994, respectively. Services rendered to Medicare and Medicaid beneficiaries are provided under a prospective payment system which establishes a reimbursement rate by modality. These rates vary depending upon the type of image rendered. The Company has also entered directly into payment agreements, under its Type II structure, with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes contractually determined discounts from established rates. Accordingly, net service revenue for these acquired centers consists of patient billings, adjusted for contractual allowances which have been negotiated with various third party payers.

        Under Type II agreements, the Company bears the risk of uncollectibles and has established and recognized reserves for potential uncollectibles.

  Type III
  --------
  For centers which NMR developed, agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements had original terms of up to six years and are renewable at the option of the Company for a period of one year. All Type III agreements are currently operating under one year extensions.
Under the agreements, Physicians have agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including the related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of an allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, and the recognition of contractual allowances, which have been negotiated with various third party payers, and uncollectibles for all procedures, including LOP Type services (See Note 2) constitutes the Company's net service revenues for sites developed by NMR. The fixed and determinable usage fees charged to the Physicians amount to approximately $4,980,000 per annum.




  Net service revenues are reported when earned at their estimated net realizable amounts from patients, third-party payers and others for services rendered including estimated prospectively determined adjustments relating to contractual adjustments, which pertain to prospectively determined (established) rates. These adjustments are recognized at the time the services are rendered and adjusted in future periods, if required, as final settlements are determined. Revenues derived from medicare and medicaid are subject to audit. The Company is aware of no pending audits.

  The Company also recognizes revenue from temporary nurse staffing. Revenues are recognized on an accrual basis when earned and realizable.

2. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net is comprised of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
   Management and use receivables
     Due from unaffiliated physicians................ $23,569,802  $17,138,185
     Due from affiliated physicians...................  9,195,387           --
   Patient accounts receivable.......................  17,481,493  $ 2,530,969
   Less: Allowance for doubtful accounts.............  (9,598,740)  (5,061,955)
         Allowance for contractual allowances........    (769,562)    (769,562)
                                                      -----------  -----------
                                                      $39,878,380  $13,837,637
                                                      ===========  ===========


  Contractual adjustments, representing standard fee reductions negotiated with the third party payers, amounted to approximately $25,270,000, $13,375,000 and $9,690,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


The Company's aged accounts receivable are as follows at:

                                                December 31
                                        ---------------------------
                                         1996                 1995
                                        ------               ------
up to 1 year....................  $ 43,121,992         $ 13,847,031
up to 2 years...................     4,104,147            3,067,375
over 2 years....................     3,020,543            2,754,948
                                  ------------         ------------
                                    50,246,682           19,669,354


Less:  Allowance for
       doubtful accounts
       and contractual
       adjustments..............   (10,368,302)          (5,831,517)
                                  ------------         ------------
                                  $ 39,878,380         $ 13,837,837
                                  ============         ============

  A significant financial instrument is accounts receivable, which is concentrated among third party medical reimbursement organizations, principally insurance companies. Approximately 19.5% and 21.8% of the Company's 1996 and 1995 imaging revenue was derived from the delivery of services of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). The Company undertakes certain measures to identify and document the individual's obligation to pay for services rendered regardless of the outcome of pending litigation. By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations. For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source. During 1995, the Company changed its estimate of the level of bad debts within the LOP-type balance to a higher overall factor, based upon continuously updated levels of internal write off experience. The effect on the consolidated financial statements of this change in estimate in 1995 was a decrease in income from continuing operations before extraordinary items of $595,000, net of income taxes of $239,000, and a decrease in net income per common share of $0.08.

  "LOP type" services are rendered at substantially all of the Company's imaging centers, but only in the case of Type II agreements are such accounts receivables reflected directly in the Company's financial records. This is as a result of the structure in terms of the Company's Type I and Type III agreements as described in Note 1 "Revenue Recognition."

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

  The cost and accumulated depreciation for the diagnostic equipment subject to usage arrangements under the Company's Type III agreements was $2,769,252 and $434,514, respectively at December 31, 1996.

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

  Under the terms of the merger agreement with NMR, the Company assumed the obligations of NMR under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). At
December 31, 1996, $859,000 aggregate principal amount of NMR Debentures were outstanding. Interest is payable on January 1 and July 1 in each year. The NMR Debentures are redeemable at a declining premium after July 1988, contain a mandatory sinking fund provision calculated to retire 90% of the NMR
Debentures before maturity at a rate of 10% per year commencing in July 1992, and are convertible into the MRI's Common Stock at any time prior to maturity at $6.54 per share. As of December 31, 1996 $3,141,000 aggregate principal amount of the NMR Debentures had been converted into the Company's Common Stock. Subsequent to year end, the Company called for redemption of the NMR Debentures at the conversion price of $6.54 per share on or before March 27, 1997. If the "1996 Debentures" and NMR Debentures called for on or before March 27, 1996 had taken place January 1, 1996 primary earnings per share would have been $0.61 per share and fully diluted earnings per share would have been $0.58 per share.
  The Company has three revolving lines of credit from a third party financing corporation. In May 1996, the Company obtained two $4 million lines and in October 1996, a $4 million line. The lines bear interest at prime plus 1.5% (10% at December 31, 1996) and have a two year term. As of December 31, 1996, no amounts were outstanding under these lines of credit.

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

 Stock Purchase Warrants


  The Company does not have a formal stock warrant plan. The Company's Board of Directors authorizes the issuance of stock purchase warrants at its discretion. The Company's Board of Directors have generally granted warrants in connection with purchase and financing transactions. The number of warrants issued and related terms are determined by a committee of independent directors.


  The fair value of each stock purchase warrant issued has been accounted for as a component's of each transaction's purchase price and the value has been estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: dividend yield - 0%, expected volatility - 52% and an expected life of 2 years.

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

  The weighted average fair value of such warrants on the date of grant or conversion, was $2.37. The fair value of each warrant was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%; Expected Volatility 52%; Expected Life 2 years and a risk-free interest rate of 5.93% based upon the expected term of the warrants.


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

  In connection with the execution of four acquisitions in 1997 the Company has issued warrants to purchase 281,000 shares of the Company's Common Stock to the Affiliate. In addition, the Company has authorized the issuance of warrants to purchase 168,000 shares of the Company's Common Stock to the Affiliate in connection with the probable acquisition of ATI Centers, Inc. which is expected to close in the second quarter of 1997. The exercise prices of such options and warrants, referred to below, were no less than the fair market value of the Company's Common Stock at the date of grant. Such warrants are being accounted for as a component of each acquisition's purchase price at their fair value.

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

15. ACQUISITIONS

1994
----
  On August 3, 1994, the Company acquired directly and indirectly, full ownership of StarMed a Delaware limited partnership based in Tampa, Florida. The acquisition was consummated pursuant to a Partnership Interest Purchase Agreement dated as of July 28, 1994 by and among the Company, StarMed and the owners of partnership interests in StarMed. Pursuant to the Agreement, the Company's wholly-owned subsidiary, MRI-StarMed Inc. and MRI, acquired all of the partnership interest of StarMed from the Sellers, in exchange for an aggregate of 2,500,000 restricted shares of the Company's Common Stock. At the time of acquisition, the Company and StarMed were under common control through stock and partnership interest ownership, respectively, and as a result, the acquisition was accounted for as a transfer between entities under common control since the date the common control existed. Under this method of accounting, when the entities are under common control, the assets, liabilities and operations are combined at historical cost in a manner similar to that in pooling-of-interests accounting. Consequently, the consolidated financial statements of the Company included herein have been restated for all periods prior to the effective date of the merger to combine StarMed. In addition, the per share data and weighted average number of common shares outstanding have been restated to reflect the additional shares outstanding for all periods presented. There were no adjustments necessary to conform accounting policies of the two companies. See
Note 12 Segment Information for further discussion of identifiable business segments.

1995
----
  On February 24, 1995, the Company consummated a merger (the "Merger") with Maternity Resources, Inc. ("Maternity Resources"), a Delaware corporation engaged in the wholesale, manufacture and retail sale of maternity apparel. The Merger was consummated pursuant to a Stock Purchase Agreement (the "Agreement") dated as of February 24, 1995 by and among the Company, Maternity Resources and the other parties named therein (the "Sellers"). Maternity Resources was formed on December 27, 1994 for the sole purpose of acquiring Maternity Retail Partners, L.P. and Kik Kin, L.P. Pursuant to the Agreement, the Company acquired
(i) 100% of the issued and outstanding common stock of Maternity Resources from the Sellers in exchange for an aggregate of 480,000 shares of the Company's Common Stock, par value $0.01 and (ii) 100% of the issued and outstanding shares of Series B and Series C Preferred Stock of Maternity Resources from the holders thereof in exchange for shares of the Company's Series A Preferred Stock and Series B Preferred Stock. At the time of the Merger, the Company and Maternity Resources were under common control through stock ownership and, as a result, the Merger was accounted for as a transfer between entities under common control. Under this method of accounting, when entities are under common control, the assets, liabilities and operations are combined at historical cost in a manner similar to that in pooling-of-interests accounting. Consequently, the financial information of the Company included herein has been restated for all periods prior to the effective date of the merger to combine Maternity Resources. The per share data and weighted average number of common shares outstanding have also been restated to reflect the additional shares outstanding for all periods. In November 1995, the Company sold its Maternity Resources subsidiaries and consequently transferred all of Maternity Resources liabilities to unaffiliated third parties. The Company has no material contingent liabilities remaining with respect to Maternity Resources. Since the Maternity operations have been sold, Maternity Resources has been reported as a discontinued operation. Maternity apparel revenues were recognized on an accrual basis as earned and realizable and consisted of net revenue derived from the wholesale and retail sale of maternity clothing and apparel. Maternity apparel revenues amounted to approximately $11,057,000 for the year ended December 31, 1995. Revenue for the year ended December 31, 1994 is unavailable. The initial purchase price of $4,075,912 (the aggregate recorded fair value of the Common Stock and the Preferred Stock issued by the Company in connection with the Merger) exceeded the book value of net assets acquired of $1,120,415 by $2,955,497. This amount could be considered a distribution to shareholders. On December 27, 1995, preferred shares, which were included as part of the $4,075,912, having a potential redemption value of $2,392,000 were redeemed by the Company for an agreed upon aggregate amount of $24. The net amount paid in excess of the net assets acquired after the redemption amounted to $563,520.


  The acquisition of Maternity was accounted for in a manner similar to that in a pooling of interests. This accounting resulted in certain adjustments directly to stockholders' equity. A credit of $1,022,000 was made to paid-in-capital related to the foregiveness of certain debt owed by Maternity to affiliated organizations that is accounted for as a capital contribution due to the related party nature. A credit of $570,000 was made to retained deficit that represents a portion of Maternity's January 1995 losses attributable to a subsidiary. These losses were included in the Company's 1994 operations in recognition of the then full year's operating results for the specific subsidiary's year ended January 31, 1995. Accordingly, the amount duplicated in 1995 operating results is reversed. A charge of $269,000 to paid-in-capital relates to a cash redemption by Maternity of its then outstanding redeemable preferred stock. prior to the merger.

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

1996
----

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

  On August 30, 1996, the Company consummated the NMR Acquisition. NMR was engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR Common Stock was converted into 0.6875 shares of the Company's Common Stock resulting in the issuance of 4,456,500 shares of the Company's Common Stock valued at $39,350,000. The transaction was accounted for as a purchase transaction where the value of the shares issued was allocated to the net assets acquired based upon their respective fair values. The operating results of NMR are consolidated with the Company for the periods following the acquisition. The excess of the purchase price and direct acquisition costs (including $200,000 in fees and 120,000 warrants, with an exercise price of $9.00, valued at $325,000 for financial advisory services issued to the Affiliate) over the fair value of net assets acquired amounted to approximately $35,286,000 and is being amortized on a straight line basis over twenty years.

  On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York. Pursuant to the acquisition agreement, the Company acquired certain assets and liabilities for a $4,500,000 convertible promissory note due January 9, 1997 and $1,900,000 in cash. The convertible promissory note is automatically convertible into 533,175 shares of the Company's Common Stock upon registration of the shares in accordance with its terms at a conversion price of $8.44. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs, (including $60,000 in financial advisory fees paid to the Affiliate) over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of the centers from the above date of acquisition.

  On December 16, 1996, the Company acquired the Imaging Center of the
Ironbound in Newark, New Jersey from TME, Inc. for $216,000 in cash and 18,868 shares of Company Common Stock valued at $200,000. The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $440,000 and is being amortized on a straight line basis over 20 years. The accompanying consolidated financial statements include the operations of the center from the above date of acquisition.

16. SUBSEQUENT EVENTS

 Acquisitions:

  On January 16, 1997, the Company acquired a diagnostic imaging center located in Melbourne, Florida for approximately $1,125,000 in cash. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is estimated to be approximately $1,250,000 and will be amortized on a straight line basis over 20 years.

  On January 28, 1997, the Company acquired two diagnostic imaging centers in southern California; a multi-modality imaging center in San Clemente, California and an imaging facility in Oceanside, California for approximately $1,025,000 payable in cash and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $2,000,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired is estimated to be approximately $1,820,000 and will be amortized on a straight line basis over 20 years. Any contingent consideration paid will be accounted for as an incremental component of goodwill which will be amortized over the acquisition's remaining goodwill life.

  On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for 215,000 shares of the Company's Common Stock valued at $2,300,000 and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs (including 32,000 warrants, with an exercise price of $10.31 valued at $96,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired is estimated to be approximately $1,960,000 and will be amortized on a straight line basis over 20 years. Any contingent consideration paid will be accounted for as an incremental component of goodwill which will be amortized over the acquisition's remaining goodwill life.

 On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,000,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers throughout the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs (including 137,000 warrants with an exercise price of $10.60 valued at $411,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired is estimated to be approximately $15,980,000 and will be amortized on a straight line basis over 20 years.

  On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida for approximately $2,000,000 in cash and 56,670 shares of the Company's Common Stock valued at $600,000. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs (including 57,000 warrants with an exercise price of $10.64 valued at $171,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired is estimated to be approximately $2,440,000 and will be amortized on a straight line basis over 20 years.

  On March 14, 1997, the Company acquired a diagnostic imaging center located in Rancho Cucamonga, California for approximately $2,605,000 in cash and 44,016 shares of the Company's Common Stock valued at $500,000. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs (including 55,000 warrants with an exercise price of $11.25 valued at $165,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired is estimated to be approximately $3,520,000 and will be amortized on a straight line basis over 20 years.

  The Company on March 27, 1997 entered into an agreement (considered a probable transaction)to acquire ATI Centers Inc. ("ATI") for approximately $12,900,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during a one year period subsequent to the transaction. Contingent consideration of up to $1,500,000 is payable within 90 days of the end of the measurement period. The estimated fair value of assets to be acquired amounted to approximately $3,629,000 consisting of approximately $3,605,000 of fixed assets and $24,000 of other assets. Liabilities of approximately $3,982,000 are to be assumed consisting of approximately $1,875,000 in capital lease obligations, $1,170,000 in notes payable and $937,000 in accounts payable and accrued expenses. The Company expects the acquisition to close in the second quarter of 1997. ATI owns and operates eleven diagnostic imaging centers in New Jersey and Pennsylvania. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs, (including 168,000 warrants with an exercise price of $11.06 valued at $504,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired is estimated to be approximately $13,754,000 and will be amortized on a straight line basis over 20 years.

 Debt Financing:

  On February 20, 1997 the Company completed a $52,000,000 private placement of Senior Notes (the "Senior Notes") to a group of insurance companies led by John Hancock Mutual Life Insurance Company. Dillon, Read & Co. Inc. acted as agent in connection with the placement. The notes bear interest at an annual rate of 7.77%, are subject to equal annual sinking fund payments commencing in February 2001 and have a final maturity in February 2005. The Senior Notes are guaranteed by substantially all of the Company's diagnostic imaging subsidiaries and collateralized by certain partnership interests owned through subsidiaries by the Company. In addition, the agreement relating to the issuance of the Senior Notes imposes certain affirmative and negative covenants on the Company and its restricted subsidiaries. The Company used a portion of the proceeds from the private debt placement to retire approximately $14,000,000 of existing equipment debt. The balance of the net proceeds is being used to fund acquisitions and for general corporate purposes. In connection with this placement, the Company paid an advisory fee of $225,000 to the Affiliate of the Company's Chairman of the Board and its controlling stockholder.

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

                                                            1995        1996
                                                         (UNAUDITED) (UNAUDITED)
                                                         ----------- -----------
   Revenue, net.........................................   $99,896    $122,692
   Operating income.....................................   $13,821    $ 20,258
     Income before income taxes.........................   $ 9,888    $ 16,835
   Primary net income per share.........................   $   .50    $    .67
   Fully diluted net income per share...................   $   .51    $    .69

  The Company's consolidated financial statements for the year ended December 31, 1996, do not reflect the impact of its acquisitions effected subsequent to such date (See note 17). The following summarizes the unaudited pro forma results of operations for the year ended December 31, 1996, as if such acquisitions had occurred on January 1, 1996, as well as the Company's 1996 acquisitions:

                                                                        1996
                                                                     (UNAUDITED)
                                                                     -----------
   Revenue, net.....................................................  $163,730
   Operating income.................................................  $ 28,868
     Income before income taxes.....................................  $ 23,201
   Primary net income per share.....................................  $    .90
   Fully diluted net income per share...............................  $    .91

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