Form 10-Q/A
period 1997-03-31
MEDICAL RESOURCES INC /DE/
filed 1997-09-03
CIK 725151

                  SECURITIES AND EXCHANGE COMMISSION
                  ----------------------------------
                       WASHINGTON, D. C. 20549
                            FORM 10-Q/A


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


                                Amendment No. 1

     The registrant hereby amends its Form 10-Q for the Quarter ended March 31, 1997 as set forth hererin.

                        MEDICAL RESOURCES, INC.

                              INDEX
                                                                 Page
PART I.   FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 1997
            and December 31, 1996                                  3
          Consolidated Statements of Income for the
            three months ended March 31, 1997 and 1996             5

          Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996             6

          Notes to Consolidated Financial Statements               9


Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                               23


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                    29

Item 6.  Exhibits and reports on Form 8-K                         30


         Exhibit 11.  Computation of Shares Used For Earnings Per
                      Share Calculation                           31

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                        March 31,     December 31,
                                          1997           1996
                                        ---------     ------------
                                        (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents            $ 19,468,047  $ 15,346,254
  Short-term investments                 10,683,535     1,662,600
  Restricted short-term investments             ---     4,500,000
  Accounts receivable, net               52,433,279    39,878,380
  Other receivables                       1,620,958     2,290,825
  Prepaid expenses                        4,824,740     3,715,092
  Deferred tax assets, net                2,868,000     3,354,000
                                       ------------  ------------
   Total current assets                  91,898,559    70,747,151
                                       ------------  ------------



Medical diagnostic and office
 equipment, net                          47,728,267    24,397,077
 Goodwill, net                           90,765,203    62,638,656
Other assets                              4,208,886     3,170,684
Deferred tax assets, net                  2,311,112     2,351,089
Restricted cash                           1,057,693     1,045,000
Value of venture contracts                  142,655       164,155
                                       ------------  ------------
       Total assets                    $238,112,375  $164,513,812
                                       ============  ============






The accompanying notes are an integral part of the consolidated financial statements.

                        MEDICAL RESOURCES, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                                  March 31,      December 31,
                                                                    1997            1996
                                                                -------------   -------------
                                                                 (unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments on notes and
        mortgage payable                                           $  7,919,983  $  6,728,668
   Current installments on capital
        lease obligations                                             7,469,959     5,991,626
   Accounts payable and
        accrued expenses                                             15,120,170    13,070,370
   Income taxes payable                                               1,723,176     2,063,860
   Other current liabilities                                            234,692       116,847
                                                                   ------------  ------------
               Total current liabilities                             32,467,980    27,971,371

Senior notes payable                                                 52,000,000           ---
Notes and mortgage payable,
   less current installments                                         10,970,014    12,637,926
Obligations under capital leases,
   less current installments                                          6,750,673     8,373,681
Convertible debentures                                                1,370,000     6,988,089
Other long term liabilities                                           2,539,936       108,076
Minority interest                                                    12,723,132     2,050,695
                                                                   ------------  ------------
     Total liabilities                                              118,821,735    58,129,838

Stockholders' equity:
   Common stock, $.01 par value;
     authorized 50,000,000 shares,
     20,001,014 issued and
     outstanding at March 31, 1997 and
     18,593,900 issued and 18,326,400
     outstanding at December 31, 1996                                   200,010       185,939
   Common stock to be issued; 125,000
     shares at March 31, 1997 and 600,000
     shares at December 31, 1996                                        358,594     1,721,250
   Additional paid-in capital                                       112,158,370   102,927,874
   Unrealized appreciation of investments                                16,311        25,889
   Retained earnings                                                  6,557,355     2,955,530
   Less, 267,500 common shares in
     Treasury at December 31, 1996                                          ---   ( 1,432,508)
                                                                   ------------  ------------
         Stockholders' equity                                       119,290,640   106,383,974
                                                                   ------------  ------------
Total liabilities and stockholders'
        equity                                                     $238,112,375  $164,513,812
                                                                   ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                  Quarter ended March 31,
                                                    1997           1996
                                                 -----------    -----------


Net service revenues                             $40,592,640    $18,047,277
                                                 -----------    -----------
Imaging center and staffing operating costs:
 Technical services payroll and
  related expenses                                15,388,591      7,612,747
 Medical supplies                                  1,390,290        823,000
 Diagnostic equipment maintenance                  1,509,435        580,837
 Independent contractor fees                       1,311,068        241,101
 Administrative expenses                           3,902,086      2,263,049
 Other costs                                       1,194,893        516,265
Provision for uncollectible accounts
 receivable                                        2,288,998        814,708
Corporate general and administrative               3,363,476      1,601,205
Depreciation and amortization                      2,921,454      1,316,909
                                                 -----------    -----------
   Operating income                                7,322,349      2,277,456
Interest expense, net                                929,313        498,167
                                                 -----------    -----------
Income before minority interest and
 income taxes                                      6,393,036      1,779,289
                                                 -----------    -----------
 Minority interest                                   235,016         43,691
                                                 -----------    -----------
 Income before income taxes                        6,158,020      1,735,598
 Provision for income taxes                        2,556,195        437,820
                                                 -----------    -----------
Net income                                       $ 3,601,825    $ 1,297,778
                                                 ===========    ===========


Per share data

Primary:

Primary net income per share                     $       .18           $.16
                                                 ===========    ===========


Fully diluted:

Fully diluted net income per share               $       .18    $       .16
                                                 ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Quarter ended March 31,
                                                                        1997         1996
                                                                      -------    ----------
Cash flows from operating activities:
 Net income                                                       $ 3,601,825    $1,297,778
 Adjustments to reconcile net income                              -----------    ----------
 to net cash provided by
 operating activities:
   Depreciation and amortization                                    2,921,454     1,316,909
   Provision for uncollectible accounts
    receivable                                                      2,288,998       814,708
   Minority interest in income of
     joint ventures and limited
     partnerships, net of distributions                               235,016        43,691
   Deferred income tax provision                                      525,977       206,302
Changes in operating assets and liabilities:
  Accounts receivable                                              (9,376,261)   (3,461,899)
  Other receivables                                                   486,345    (  239,998)
  Prepaid expenses                                                 (1,109,648)   (  522,376)
  Other assets                                                     (  430,844)   (  428,606)
  Accounts payable and accrued
     expenses                                                      (1,777,943)    2,797,716
  Income taxes payable                                             (  340,684)      151,671
  Other current liabilities                                           117,845    (  122,191)
  Other long term liabilities                                      (  319,138)   (  311,946)
                                                                   ----------    ----------
    Total adjustments                                              (6,778,883)      243,981
                                                                   ----------    ----------
     Net cash (used in) provided by
      operating activities                                         (3,177,058)    1,541,759
                                                                   ----------    ----------


The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Quarter ended March 31,
                                                                          1997         1996
                                                                     -----------    ----------
Cash flows from investing activities:
  Purchase of MRI-CT, Inc.                                                   ---    (  463,130)
  Purchase of NurseCare Plus, Inc.                                           ---    (1,263,992)
  Purchase of National Healthcare
    Solutions, Inc.                                                  (    50,000)          ---
  Purchase of Melbourne center                                       ( 1,125,000)          ---
  Purchase of southern California centers                            ( 1,021,351)          ---
  Purchase of Advanced Diagnostic
   Imaging, Inc.                                                     ( 5,974,290)          ---
  Purchase of West Palm Beach center                                 ( 2,000,000)          ---
  Purchase of Rancho Cucamonga center                                ( 2,603,615)          ---
  Purchase of medical diagnostic and
   office equipment                                                  ( 1,736,388)   (  382,116)
  Refinancing of assets under capital
   leases                                                            ( 1,461,470)          ---
  Purchase of short-term investments,net                             ( 4,562,104)          ---
                                                                   -------------   -----------
   Net cash used in
     investing activities                                            (20,534,218)   (2,109,238)
     Cash flows from financing activities:                         -------------   -----------

 Common Stock issuance costs                                                 ---    (  145,281)
 Note and capital lease repayments
   in connection with acquisitions                                   ( 7,001,398)          ---
 Note and capital lease repayments in
   connection with Senior notes
   transaction                                                      ( 13,764,215)          ---
 Principal payments under capital
   lease obligations                                                 ( 1,330,660)   (  928,786)
 Principal payments on notes and
   mortgage payable                                                  ( 1,633,875)   (  303,795)
 Proceeds from Senior notes,
   net of issuance costs                                              51,113,080           ---
 Proceeds from borrowings                                                308,512           ---
 Proceeds from convertible debentures,net                                            6,532,965
 Redemption of convertible debentures                                (    19,000)          ---
 Purchase of treasury stock                                                  ---    (   50,625)
 Proceeds from exercises of options                                      160,626        56,668
                                                                   -------------   -----------
   Net cash provided by
     financing activities                                             27,833,070     5,161,146
Net increase in cash                                               -------------   -----------
  and cash equivalents                                                 4,121,794     4,593,667
Cash and cash equivalents
   at beginning of year                                               15,346,254     3,934,677
                                                                   -------------   -----------
Cash and cash equivalents                                          $  19,468,048   $ 8,528,344
   at March 31,                                                    =============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Quarter ended March 31,
                                                                           1997        1996
                                                                        -------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                  $   1,594,200   $   557,000
     Interest                                                      $     583,647   $   392,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

   Capital lease obligations assumed
    in connection with acquisitions                                $   6,552,966   $ 1,572,137
   Note payable obligations assumed
    in connection with acquisitions                                $  14,544,252           ---
   Capital lease obligations incurred
    for use of equipment                                           $   1,703,147   $    68,000
   Conversion of subordinated debentures
    to Common Stock                                                $   5,626,613   $   650,000
   Issuances of Common Stock in connection
    with acquisitions                                              $   3,051,770   $   914,000
   Issuance of warrants in connection
    with acquisitions                                              $     843,000           ---
   Issuance of notes payable in connection
    with acquisitions                                                        ---   $ 1,338,315




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

Reclassification
----------------

     Certain prior year items have been reclassified to conform to current year presentation

Revenue Recognition
-------------------

     The Company has entered into three forms of agreements (defined as Type I, Type II, and Type III as described below) to provide equipment,premises, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services with respect to magnetic resonance scanning, computerized tomography scanning, radiography and fluoroscopy, ultrasound, x-ray, mammography and other radiological modalities mutually agreed upon. In accordance with the agreements, as part of the Company's administrative duties, the Company provides billing and collection services on behalf of the interpreting physicians for the diagnostic imaging services performed.

Type I
------

    Under Type I agreements interpreting physicians are required to pay to the Company

MEDICAL RESOURCES, INC.

Notes to Consolidated Financial Statements (continued)a charge per procedure
-------------------------------------------
performed. These charges are specified in a schedule included by attachment to the agreements and represent the Company's net service revenue, net of contractually determined discounts. Under Type I agreements, the Company bears the risk of amounts being uncollectible equivalent to the proportionate relationship of its charge per procedure including LOP Type procedures (See Note
2) and the total charge to the referring physician's patient. The Company has established and recognized reserves for potential uncollectibles.

     Type II
     -------

     For the consolidated centers which the Company acquired, other than NMR developed centers, subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Fees paid to the radiologists, based upon cash collections, at these centers are reflected as a component of independent contractor fees in the accompanying statements of operations. The Company has entered directly into agreements, under its Type II structure, with third-party payers that provides for payment to the Company at amounts which differ from its established rates. Services rendered to medicare and medicaid beneficiaries are provided under a prospective payment system which establishes a reinbursement rate by modality. These rates vary depending upon the type of image rendered. The Company has also entered directly into payment agreements, under its Type II structure, with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes contractually determined discounts from established rates. Accordingly, net service revenue for these acquired centers consists of patient billings adjusted for contractual allowances which have been negotiated with various third party payers. Under Type II agreements, the Company bears the risk of uncollectibles and has established and recognized reserves for potential uncollectibles.

     Type III
     --------

     For centers which NMR developed, Type III agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements had terms of up to six years and are renewable at the option of the Company for a period of one year. All Type III agreements are currently operating under one year extensions. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of an allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, and the recognition of contractual allowances, which have been negotiated with various third party payers, and uncollectibles for all procedures, including LOP Type sevices (See
Note 2) constitutes the Company's net service revenues for sites developed by NMR. The fixed and determinable usage fees charged to Physicians amounts to approximately $4,980,000 per annum.

MEDICAL RESOURCES, INC.

-------------------------------------------

     Net service revenues are reported when earned at their estimated net realizable amounts from patients, third party payers and others for services rendered including estimated prospectively determined adjustments relating to contractual adjustments, which pertain to prospectively determined (established) rates. These adjustments are recognized at the time the services are rendered and adjusted in future periods, if required, as final settlements are determined. Revenues derived from medicare and medicaid are subject to audit. The Company is aware of no pending audits.

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

MEDICAL RESOURCES, INC.

-------------------------------------------

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

2. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net is comprised of the following:

                                                       March 31,   DECEMBER 31,
                                                         1997         1996
                                                      -----------  -----------
   Management and use receivables
     Due from unaffiliated physicians................ $37,718,528  $23,569,802
     Due from affiliated physicians................... 12,622,809    9,195,387
   Patient accounts receivable.......................  22,231,911  $17,481,493
   Less: Allowance for doubtful accounts............. (15,454,452)  (9,598,740)
         Allowance for contractual allowances........  (4,685,517)    (769,562)
                                                      -----------  -----------
                                                      $52,433,279  $39,878,380
                                                      ===========  ===========


  Contractual adjustments, representing standard fee reductions negotiated with the third party payers, amounted to approximately $25,270,000, for the year ended December 31, 1996, and $8,462,000 for the three months ended March 31, 1997.


The Company's aged accounts receivable are as follows at:

                                   March 31,           December 31,
                                     1997                  1996
                                  ------------         ------------
up to 1 year....................  $ 64,708,606         $ 43,121,992
up to 2 years...................     4,431,347            4,104,147
over 2 years....................     3,433,295            3,020,543
                                  ------------         ------------
                                    72,573,248           50,246,682

Less:  Allowance for
       doubtful accounts
       and contractual
       adjustments..............   (20,139,969)         (10,368,302)
                                  ------------         ------------
                                  $ 52,433,279         $ 39,878,380
                                  ============         ============

  A significant financial instrument is accounts receivable, which is concentrated among third party medical reimbursement organizations, principally insurance companies. Approximately 20% of the Company's imaging revenue was derived from the delivery of services of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). The Company undertakes certain measures to identify and document the individual's obligation to pay for services rendered regardless of the outcome of pending litigation. By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations. For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.

  "LOP type" services are rendered at substantially all of the Company's imaging centers, but only in the case of Type II agreements are such accounts receivables reflected directly in the Company's financial records. This is as a result of the structure in terms of the Company's Type I and Type III agreements as described in Note 1 "Revenue Recognition."

3. Short-term investments
-------------------------

                                                                     Gross
                                         unrealized                   Fair
                                            Cost         gains       value
                                        -----------   ----------   -----------
  March 31, 1997

Available-For-Sale:
 U.S. Government obligations            $ 9,891,207   $   16,311   $ 9,907,518
 Certificates of deposit                    776,017                    776,017
                                        -----------   ----------   -----------
Total                                   $10,667,224   $   16,311   $10,683,535


  December 31, 1996

Available-For-Sale:
 U.S. Government obligations            $ 5,360,694   $   25,889   $ 5,386,583
 Certificates of deposit                    776,017           --       776,017
                                        -----------   ----------   -----------
Total                                     6,136,711       25,889     6,162,600
Less: Restricted investments             (4,500,000)          --    (4,500,000)
                                        -----------   ----------   -----------
                                        $ 1,616,711   $   25,889   $ 1,662,600
                                        ===========   ==========   ===========

4.  Acquisitions
----------------

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

     On May 1, 1996, the Company entered into an asset purchase agreement with AmeriCare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("AmeriCare"), which owned and operated imaging centers in the Tampa, Florida area. Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities of Americare for $1,500,000 cash and 228,751 shares of the Company's Common Stock valued at $1,275,000. The excess of the purchase price 8 and direct acquisition costs over the fair value of net assets acquired amounted to $2,862,000 and is being amortized on a straight-line basis over 20 years.

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

MEDICAL RESOURCES, INC.

-------------------------------------------

the Company acquired certain of the assets for approximately $3,100,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $2,989,000 and is being amortized on a straight-line basis over 20 years.

     On August 30, 1996, the Company consummated the acquisition of NMR of America, Inc. ("NMR"). NMR is engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs (including $200,000 inn fees and 120,000 warrants with an exercise price of $9.00 valued at $325,000 for financial advisory services issued as affiliate of the Company's Chairman of the Board and controlling stockholder (the "Affiliate")) over the fair value of net assets acquired amounted to $35,286,000 and is being amortized on a straight-line basis over 20 years.

     On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York. Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities for $1,900,000 cash and 533,175 shares of the Company's Common Stock valued at $4,500,000. The excess of the purchase price and direct acquisition costs (including $60,000 in financial advisory fees paid to the Affiliate) over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight-line basis over 20 years.

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

 MEDICAL RESOURCES, INC.

-------------------------------------------

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

     On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for 215,000 shares of the Company's Common Stock valued at $2,300,000 and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs (including 32,000 warrants, with an exercise price of $10.31, valued at $96,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired amounted to approximately $1,960,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,000,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The excess of the purchase price and direct acquisition costs (including 137,000 warrants, with an exercise price of $10.60, valued at $411,000 issued to the Affiliate for financial

MEDICAL RESOURCES, INC.

-------------------------------------------

advisory services) over the fair value of net assets acquired amounted to approximately $15,980,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida for approximately $2,000,000 in cash and 56,670 share of the Company's Common stock valued at approximately $600,000. The excess of the purchase price and direct acquisition costs (including 57,000 warrants, with an exercise price of $10.64, valued at $171,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired amounted to approximately $2,440,000 and is being amortized on a straight-line basis over 20 years.

     On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California for approximately $2,605,000 in cash and 44,016 shares of the Company's Common Stock valued at approximately $500,000. The excess of the purchase price and direct acquisition costs (including 55,000 warrants, with an exercise price of $11.25, valued at $165,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired amounted to approximately $3,520,000 and is being amortized on a straight-line basis over 20 years.

     Each of the above acquisitions (the "1997 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

     The fair value of each warrant issued to the Affiliate for financial advisory service has been accounted for as a component of each acquisition's purchase price and the value has been estimated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions:

                          1997    1996

Dividend yield              0%     0%
Expected volatility        52%    52%
Expected life (years)       2      2

     The risk-free interest rates for 1997 and 1996 were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate in 1997 and 1996 amounted to 6.01% and 5.93%, respectively. The weighted average fair value of options and warrants granted during the periods ended March 31, 1997 and 1996 were $3.00 and $2.34.

MEDICAL RESOURCES, INC.

-------------------------------------------

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


5.  Debt Financing
------------------

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

MEDICAL RESOURCES, INC.

-------------------------------------------

payable ranged from 4.9% to 18.5%. As a result of these retirements, the Company's monthly cash flow and interest savings during 1997 approximate $567,847 and $1,079,001, respectively, before income taxes. The balance of the proceeds of the Senior Notes is being used to fund acquisitions and for general corporate purposes.

6.  Convertible Subordinated Debentures
---------------------------------------

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

MEDICAL RESOURCES, INC.

-------------------------------------------

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

     The following table presents selected financial information by industry segment as of and for the quarters ended March 31:



                                      1997         1996
                                  ------------  -----------
Net Revenues:
  Diagnostic imaging centers      $ 27,446,504  $11,367,575
  Temporary staffing services       13,146,134    6,679,702
                                  ------------  -----------
       Total                      $ 40,592,640  $18,047,277
                                  ============  ===========

Operating income:
  Diagnostic imaging centers      $  6,712,574  $ 2,064,614
  Temporary staffing services          609,775      212,842
                                  ------------  -----------
        Total                     $  7,322,349  $ 2,277,456
                                  ============  ===========

Identifiable assets:
  Diagnostic imaging centers      $227,617,528  $48,119,862
  Temporary staffing services       10,494,847    9,415,317
                                  ------------  -----------
        Total                     $238,112,375  $57,535,179
                                  ============  ===========


Depreciation and amortization:
  Diagnostic imaging centers      $  2,789,834  $ 1,197,664
  Temporary staffing services          131,620  $   119,245
                                  ------------  -----------
        Total                     $  2,921,454  $ 1,316,909
                                  ============  ===========

Capital expenditures:
  Diagnostic imaging centers      $  1,716,098  $   382,116
  Temporary staffing services           20,290          ---
                                  ------------  -----------
        Total                     $  1,736,388  $   382,116
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

MEDICAL RESOURCES, INC.

-------------------------------------------

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

9.  Related Parties
-------------------

     The Company pays an annual financial advisory fee to an affiliate (the "Affiliate") of the Company's Chairman of the Board and controlling stockholders. Such fees amounted to $56,250 for the quarter ended March 31, 1997 and 1996. During the quarter ended March 31, 1997, for financial advisory services rendered by the Affiliate to the Company in connection with the issuance by the Company of the Senior Notes and certain of the 1997 Acquisitions , the Company also paid transaction related advisory fees and expenses of $285,000 and issued to the Affiliate warrants to purchase 449,000 shares of the Company's Common Stock, such warrants have been recorded, at their fair value, as a component of each transaction's purchase price (See Note 3) In connection with the Company's October 1996 Common Stock offering and certain of the 1996 Acquisitions, the Company paid transaction related financial advisory fees and expenses of $423,000 and issued to the Affiliate warrants to purchase 120,000 shares of the Company's Common Stock, such warrants have been recorded, at their fair value, as a component of each transaction's purchase price (See Note 3). The Company believes that the foregoing financial advisory fees were on terms no less favorable than what the Company could have otherwise received from an unaffiliated third party. In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time grants options at fair market value to such individuals. As of March 31, 1997, stock options to purchase 813,666 shares of the Company's Common Stock have been issued to Board members, including the Chairman, who are also associated with or affiliated with the Affiliate. Options to purchase 15,000 shares of the Company's Common Stock have been granted to an individual employed by an affiliate of the Affiliate for consulting services rendered to the Company. The exercise price of warrants issued to the Affiliate were no less than the fair market value of the Company's Common Stock on date of grant.

MEDICAL RESOURCES, INC.

------------------------------------------

10. Subsequent Events
---------------------

     On May 7, 1997, the Company acquired the assets of ATI Centers, Inc., which owns and operates 11 diagnostic imaging centers in eastern Pennsylvania and southern New Jersey. The Company purchased the centers for approximately $12,900,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the transaction. Contingent consideration of up to $1,500,000 is payable within 90 days of the end of the measurement period. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair value at the date of acquisition. The excess of the purchase price and direct acquisition costs, including 168,000 warrants, with an exercise price of $11.06, valued at $504,000 issued to the Affiliate for financial advisory services, over the fair value of the assets acquired is estimated to be approximately $13,255,000 and will be amortized on a straight line basis over 20 years.

     On May 7, 1997, the Company acquired two diagnostic imaging centers located in Silver Spring and Towson, Maryland for aggregate consideration of $4,300,000; $2,800,000 in cash and 119,166 shares of the Company's Common Stock valued at $1,500,000. The acquisition will be accounted for as purchases, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair value at the date of acquisition. The excess of the purchase price and direct acquisition costs, including 66,000 warrants, with an exercise price of $12.59, valued at $198,000 issued to the Affiliate for financial advisory services, over the fair value of the assets acquired is estimated to be approximately $4,070,000 and will be amortized on a straight line basis over 20 years.

     On May 12, 1997 the Company entered into a definitive agreement to acquire the assets of Capstone Management Group, Inc., which owns and operates 10 diagnostic imaging centers, nine of which are located in the northeast and one of which is located in Ohio. The Company will purchase the centers for approximately $10,000,000 in cash and Common Stock of the Company and contingent consideration based on the centers' achieving certain financial objectives
during the one year period subsequent to the transaction.   The consummation of
this transaction is subject to satisfactory completion of the Company's due diligence investigation and other customary closing conditions.

MEDICAL RESOURCES, INC.

------------------------------------------


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

     The Company's net service revenues for the quarters ended March 31, 1997 and 1996 were $40,592,640 and $18,047,277, respectively, representing an increase of $22,545,363 or 124.9% in 1997. Management fee and use revenue increased $6,955,000 from $7,975,000 for the three months ended March 31, 1996 to $14,970,000 for the three months ended March 31, 1997. This increase is primarily attributable to the revenue generated by the 1996 Acquisitions ($4,477,000) and 1997 Acquisitions ($1,612,000). Increased volume at centers owned prior to January 1, 1996 contributed additional revenue of $906,000. Diagnostic imaging patient revenue increased $9,083,000 to $12,476,000 for the three months ended March 31, 1997 from $3,393,000 for the three months ended March 31, 1996. This increase is primarily attributable to revenue generated by the 1996 Acquisitions ($8,248,000) and 1997 Acquisitions ($262,000). Increased volume at centers owned prior to January 1, 1996 contributed additional revenue of $573,000. Staffing revenue increased $6,467,000 primarily due to the opening of additional per diem sites.

     Technical services payroll and related expenses were $15,389,000 and $7,613,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase of $7,776,000 was attributable to: an increase of $1,885,000 for centers acquired during 1996; $383,000 for centers acquired during the first quarter of 1997 and $5,097,000 is attributable to the to the opening of new per diem offices and staffing operations.

     Medical supplies increased $567,000 for the quarter ended March 31, 1997 to $1,390,000 from $823,000 for the quarter ended March 31, 1996. This increase is attributable to centers acquired during 1996 and 1997.

     Diagnostic equipment maintenance costs were $1,390,000 for the quarter ended March 31, 1997 as compared to $581,000 for the period ended March 31, 1996 an increase of $929,000 or 160%. This increase is attributable to maintenance costs for equipment at centers acquired during 1996 and 1997.

     Independent contractor fees increased $1,639,000 from $241,000 for the quarter ended March 31, 1996 to $1,311,000 for the comparable 1997 quarter. This increase is due to an increase in the Type II revenue recognition agreements for the centers acquired during 1996.

     Administrative expenses which include facilities rent, marketing and personnel costs of employees whose activities relate to the

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

operations of multiple centers were $2,263,000 for the quarter ended March 31, 1996 as compared to $3,902,000 for the quarter ended March 31, 1997. This increase of $1,639,000 is die to costs incurred at centers acquired during 1996 and 1997.

     Other costs increased by $679,000 or 132% to $1,195,000 for the quarter ended March 31, 1997 from $516,000 for the comparable 1996 quarter. This increase is primarily due to an increase in professional fees at centers acquired during 1996 and 1997.

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

     For the reasons described above, the Company's net income for the quarter ended March 31, 1997 increased by $2,304,047 or 177.5% to $3,601,825 from
$1,297,778 for the quarter ended March 31, 1996.

Liquidity and Capital Resources
-------------------------------

     The Company had net income of $3,601,825 for the quarter ended March 31, 1997 versus net income of $1,297,778 for the comparable prior quarter. At March 31, 1997, the Company's working capital totaled $59,430,579 which includes cash and cash equivalents totaling $19,468,047, and short-term investments totaling $10,683,535. The Company utilized $3,177,058 in net cash flow for operating
activities during the quarter ended March 31, 1997.   Cash used by operating
activities during the quarter ended March 31, 1997 resulted from operating cash flows of $9,583,270, an increase of $6,110,184 from $3,473,086 of operating cash flows for the quarter ended March 31, 1996, offset by a $12,750,328 net increase in the Company's operating assets and liabilities. The significant increase in operating assets and liabilities relates primarily to accounts receivable $9,376,261 which increased primarily due to (i) higher StarMed receivables caused by a significant revenue increase during the quarter ended March 31, 1997 in comparison to prior quarters relating to the maturation of per diem sites and the acquisition of per diem businesses ($3,345,000); and (ii) increases at centers acquired during the quarter in which the sellers existing accounts receivable were assumed by the Company ($5,888,000) or were not purchased at the time of acquisition and, accordingly have increased to normal levels following the acquisition($143,000). In addition, the Company utilized $1,777,943 of operating cash flow to reduce accounts payable and accrued liabilities during the three months ended March 31, 1997.

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

     Management believes and continues to believe that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. Management reviews proposals to acquire additional centers

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. The Company is committed to a substantial acquisition strategy based upon its assessment of strategic markets and opportunities resulting in the acquisition of twenty eight imaging centers in eight separate transactions through May 14, 1997. Management intends to pursue the acquisition of additional centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. In the event the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

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

     In addition, the Company issued to its financial advisor, for financial advisory services rendered to the Company in connection with acquisitions which were consummated in the first or second quarters of 1997, five-year warrants to purchase an aggregate of 449,000 shares of the Company's Common Stock in connection with acquisitions. These warrants were issued as of the date of the public announcement of such acquisitions, and were contingent upon the transaction closing. The exercise prices were based on the average of the last sales price of the Company's Common Stock for the ten consecutive trading days prior to the public announcement.

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



                                        Medical Resources, Inc.



                                     By /s/ William D. Farrell
                                      _________________________
                                       William D. Farrell
                                       President
                                       (Chief Operating Officer)



                                     By /s/ John P. O'Malley III
                                      __________________________
                                       John P. O'Malley III
                                       Executive Vice President-Finance
                                       (Chief Financial Officer)





Date: May 15, 1997