Form 10-Q/A
period 1997-06-30
MEDICAL RESOURCES INC /DE/
filed 1997-09-03
CIK 725151

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



                                Amendment No. 1

         The registrant hereby amends its Form 10-Q for the Quarter ended June 30, 1997 as set forth herein.

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

Type I

     Under Type I agreements interpreting physicians are required to pay to the Company a charge per procedure performed. These charges are specified in a schedule included by attachment to the Type I agreement and represent the Company's net service revenue net of contractually determined discounts. Under the Type I agreements, the Company bears the risk of amounts being uncollectible equivalent to the proportionate relationship of its charge per procedure, including LOP Type procedures (See Note 2), and the total charge to the referring physicians patient. The Company has established and recognized reserves for potential uncollectibles.

Type II

     For the consolidated centers which the Company acquired, other than NMR developed centers, subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Fees paid to radiologists, based on cash collections, at these centers are reflected as a component of independent contractor fees in the accompanying statements of operations. The Company has entered directly into agreements, under its Type II structure, with third party payers that provide for payment to the Company at amounts which differ from its established rates. Services rendered to medicare and medical beneficiaries are provided under a prospective payment system which establishes a reimbursement rate by modality. These rates vary depending upon the type of image rendered. The Company has also entered into payment agreements, under its Type II structure, with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes contractually determined discounts from established rates. Accordingly, net service revenue for these acquired centers consists of patient billings adjusted for contractual allowances which have been negotiated with various third party payers. Under Type II agreements, the Company bears the risk of uncollectibles and has established and recognized reserves for potential uncollectibles.

MEDICAL RESOURCES, INC.

-------------------------------------------

Type III

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

MEDICAL RESOURCES, INC.

-------------------------------------------

2.  ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net is comprised of the following:

                                                        June 30,   December 31,
                                                          1997        1996
                                                      -----------  -----------
   Management and use receivables
     Due from unaffiliated physicians................ $46,888,113  $23,569,802
     Due from affiliated physicians..................  12,812,935    9,195,387
   Patient accounts receivable.......................  27,063,528  $17,481,493
   Less: Allowance for doubtful accounts............. (19,019,446)  (9,598,740)
         Allowance for contractual allowances........  (5,810,400)    (769,562)
                                                      -----------  -----------
                                                      $61,934,730  $39,878,380
                                                      ===========  ===========


  Contractual adjustments, representing standard fee reductions negotiated with the third party payers, amounted to approximately $25,270,000, for the year ended December 31, 1996, and $24,134,000 for the six months ended June 30, 1997.


The Company's aged accounts receivable are as follows at:

                                    June 30,            December 31,
                                     1997                  1996
                                  ------------         ------------
up to 1 year....................  $ 78,788,840         $ 43,121,992
up to 2 years...................     4,426,687            4,104,147
over 2 years....................     3,549,049            3,020,543
                                  ------------         ------------
                                    86,764,576           50,246,682

Less:  Allowance for
       doubtful accounts
       and contractual
       adjustments..............   (24,829,846)         (10,368,302)
                                  ------------         ------------
                                  $ 61,934,730         $ 39,878,380
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

  "LOP type" services are rendered at substantially all of the Company's imaging centers, but only in the case of Type II agreements are such account receivables reflected directly in the Company's financial records. This is as a result of the structure in terms of the Company's Type I and Type III agreements as described in Note 1 "Revenue Recognition."

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

     On August 30, 1996, the Company consummated the acquisition of NMR of America, Inc. ("NMR"). NMR is engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs including $200,000 in fees and 120,000 warrants, with an exercise price of $9.00, valued at $325,000 for

MEDICAL RESOURCES, INC.

-------------------------------------------

financial advisory services issued an affiliate of the Company's Chairman of the Board and controlling stockholder (the "Affiliate") over the fair value of net assets acquired amounted to $35,286,000 and is being amortized on a straight-line basis over 20 years.

     On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York ("Smith Garden"). Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities for $1,900,000 cash and 533,175 shares of the Company's Common Stock valued at $4,500,000. The excess of the purchase price and direct acquisition costs (including $60,000 in financial advisory fees paid to the Affiliate), over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight-line basis over 20 years.

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

    On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for 215,000 shares of the Company's Common Stock valued at $2,300,000 and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs (including 32,000 warrants, with an exercise price of $10.31 valued at $96,000 issued to the Affiliate for financial advisory services), over the fair value of net assets acquired amounted to approximately $1,960,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,000,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The excess of the purchase price and direct acquisition costs (including 137,000 warrants with an exercise price of $10.60 valued at $411,000 issued to the Affiliate for financial advisory services), over the fair value of net assets acquired amounted to approximately $15,980,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida for approximately $2,000,000 in cash and 56,670 shares of the Company's Common Stock valued at approximately $600,000. The excess of the purchase price and direct acquisition costs (including 57,000 warrants with an exercise price of $10.64 valued at $171,000 issued to the Affiliate for financial advisory services), over the fair value of net assets acquired amounted to approximately $2,440,000 and is being amortized on a straight-line basis over 20 years.

     On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California for approximately $2,605,000 in cash and 44,016 shares of the Company's Common Stock valued at

 MEDICAL RESOURCES, INC.

-------------------------------------------

$500,000. The excess of the purchase price and direct acquisition costs, (including 55,000 warrants, with an exercise price of $11.25, valued at $165,000 issued to the Affiliate for financial advisory services), over the fair value of net assets acquired amounted to approximately $3,520,000 and is being amortized on a straight-line basis over 20 years.

     Effective May 1, 1997, the Company acquired Capstone Management Group, Inc. ("Capstone") for approximately $5,330,000 in cash and 397,204 shares of the Company's Common Stock valued at $5,000,000 and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. Capstone owned and operated ten diagnostic imaging centers, nine of which are located in the northeast and one located in Ohio. The excess of the purchase price and direct acquisition costs (including 160,000 warrants with an exercise price of $12.59 valued at $480,000 issued to the Affiliate for financial advisory services), over the fair value of net assets acquired amounted to approximately $17,125,000 and is being amortized on a straight-line basis over 20 years.

     On May 7, 1997, the Company acquired ATI Centers, Inc. ("ATI") for approximately $12,900,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,500,000 is payable within 90 days of the end of the measurement period. The estimated fair value of assets acquired amounted to approximately $3,629,000 consisting of approximately $3,605,000 of fixed assets and $24,000 of other assets. liabilities of $3,982,000 were assumed consisting of approximately $1,875,000 in capital lease obligations, $1,170,000 in rates payable and $937,000 in accounts payable and accured expenses. ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The excess of the purchase price and direct acquisition costs (including 168,000 warrants with an exercise price of $11.06 valued at $504,000 issued to the Affiliate for financial advisory services), over the fair value of net assets acquired amounted to approximately $13,255,000 and is being amortized on a straight-line basis over 20 years.

     On May 7, 1997, the Company acquired two diagnostic imaging centers located in Maryland (the "Maryland Centers") for approximately $2,830,000 in cash and 119,166 shares of the Company's Common Stock valued at $1,500,000. The excess of the purchase price and direct acquisition costs (including 66,000 warrants with an exercise price of $12.59 valued at $198,000 issued to the Affiliate for financial advisory services), over the fair value of net assets acquired amounted to approximately $4,070,000 and is being amortized on a straight -line basis over 20 years.

     On June 11, 1997, the Company, through StarMed, acquired the assets of Wesley Medical Resources, Inc. a medical staffing company in San Francisco, California for 137,222 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the closing of the transaction. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs (including $145,000 in financial advisory fees paid to the Affiliate), over the fair value of net assets acquired amounted to approximately $2,720,000 and is being amortized on a straight-line basis over 20 years.

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

     On June 30, 1997, the Company acquired three diagnostic imaging centers in New York for approximately $4,130,000 in cash and 152,356 shares of the Company's Common Stock valued at $2,546,250. The excess of the purchase price and direct acquisition costs (including $205,000 in financial advisory fees paid to the Affiliate), over the fair value of net assets acquired amounted to approximately $8,125,000 and is being amortized on a straight-line basis over 20 years.

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

6.  Convertible Subordinated Debentures and Line of Credit
----------------------------------------------------------

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

7.  Leases
----------

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

8.  Segment Information
-----------------------

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
                                  ============         ===========


9.  Commitments and Contingencies
---------------------------------

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

10. Related Parties
-------------------

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

11. Subsequent Events
---------------------

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

     The Company's net service revenues for the three and six months ended June 30, 1997 were $51,799,558 and $92,392,198 versus $18,678,493 and $36,776,497 for the three and six months ended June 30, 1996 or a $33,121,065 (177.3%) and $55,615,701 (151.2%) increase, respectively. Management fee and use revenue for the three and six months ended June 30, 1997 increased $15,343,000 and $22,339,000 to $23,934,000 and $38,905,000, respectively from $8,591,000 and
$16,566,000, respectively for the three and six months ended June 30, 1996. This increase is primarily attributable to revenue generated by 1996 Acquisitions ($5,299,000 and $9,777,000, respectively), 1997 Acquisitions ($9,937,000 and
$11,549,000) and increased volume at centers owned prior to January 1, 1996 ($107,000 and $1,013,000, respectively). Diagnostic imaging patient revenue increased $10,749,000 and $19,833,000 for the three and six months ended June 30, 1997 from $4,316,000 and $7,709,000 for the three and six months periods ended June 30, 1996 to $15,065,000 and $27,542,000, respectively. This increase is primarily attributable to revenue generated by the 1996 Acquisitions ($7,886,000 and $16,134,000, respectively), the 1997 Acquisitions ($1,185,000 and $1,447,000, respectively) and increased volume at centers owned prior to January 1, 1996 ($1,678,000 and $2,252,000, respectively). Staffing revenues for the three and six months ended June 30, 1997 were $12,800,000 and $25,947,000 as compared to $5,823,000 and $12,502,000 for the three and six months ended June 30, 1996. This increase of $6,978,000 and $13,445,000, respectively is due to the opening of additional per diem offices and StarMed acquisitions.

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