Form 10-Q
period 1997-09-30
MEDICAL RESOURCES INC /DE/
filed 1997-11-14
CIK 725151

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

                         Commission file number 0-20440
                                                --------

                             MEDICAL RESOURCES, INC.
                             -----------------------
             (Exact Name of registrant as specified in its charter)

        Delaware                                       13-3584552
 ----------------------                            -------------------
(State of Incorporation)                            (I.R.S. Employer
                                                   Identification No.)

155 State Street Hackensack, New Jersey                    07601
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:   (201) 488-6230
                                                     ---------------

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

            YES    X                            NO

        Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practical date.

          Class                        Outstanding at November 1, 1997
          -----                        -------------------------------

    Common stock, par value
       $.01 per share                         22,666,383

                             MEDICAL RESOURCES, INC.

                                      INDEX

                                                                  Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 1997
            and December 31, 1996                                   3

          Consolidated Statements of Income for the
           nine months ended September 30, 1997 and 1996            5

          Consolidated Statements of Income for the
            three months ended September 30, 1997 and 1996          6

          Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1997 and 1996            7

          Consolidated Statements of Changes in Stockholders'
            Equity                                                 11

          Notes to Consolidated Financial Statements               12

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                34


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                    43

Item 6.   Exhibits and reports on Form 8-K                         45


          Exhibit 11.  Computation of Shares Used For Earnings
                       Per Share Calculation                       47

                        MEDICAL RESOURCES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30,  DECEMBER 31,
                                              1997           1996
                                           ------------   -----------
                                           (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents              $ 25,156,066  $ 15,346,254
    Short-term investments                        ---       1,662,600
    Restricted short-term investments             ---       4,500,000
    Accounts receivable, net                 77,343,077    39,878,380
    Other receivables                        14,373,729     2,290,825
    Other current assets                      3,250,000           ---
    Prepaid expenses                          7,026,504     3,715,092
    Deferred tax assets, net                  1,888,000     3,354,000
                                            -----------   -----------
         Total current assets               129,037,376    70,747,151

Medical diagnostic and office
   equipment, net                            58,434,042    24,397,077
Goodwill, net                               163,042,965    62,638,656
Other assets                                  4,686,331     3,334,839
Deferred tax assets, net                      1,784,089     2,351,089
Restricted cash                               1,359,328     1,045,000
                                            -----------   -----------
   Total assets                            $358,344,131  $164,513,812
                                            ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        MEDICAL RESOURCES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30,   DECEMBER 31,
                                               1997           1996
                                           ------------   ------------
                                            (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments on notes and
  mortgage payable                         $  7,356,228  $  6,728,668
Current installments on capital
  lease obligations                           7,916,173     5,991,626
Accounts payable and
  accrued expenses                           30,990,241    13,070,370
Line of credit                                2,550,000
Income taxes payable                          2,580,020     2,063,860
Other current liabilities                     2,941,517       116,847
                                            -----------   -----------
      Total current liabilities              54,334,179    27,971,371

Senior notes payable                         78,000,000         ---
Notes and mortgage payable,
   less current installments                 18,768,564    12,637,926
Obligations under capital leases,
   less current installments                 24,273,750     8,373,681
Convertible debentures                                      6,988,089
Other long term liabilities                   2,510,316       108,076
Minority interest                             9,891,737     2,050,695
                                           ------------   -----------
     Total liabilities                      187,778,546    58,129,838
                                           ------------   -----------

Stockholders' equity:
   Common stock, $.01 par value;
     authorized 50,000,000 shares,
     22,220,548 issued and outstanding
     at September 30, 1997 and
     18,593,900 issued and 18,326,400
     outstanding at December 31, 1996           222,205       185,939
   Common stock to be issued; 600,000
     shares at December 31, 1996                  ---       1,721,250
   Series C Convertible Preferred Stock,
     $1,000 stated value; 18,000 shares issued
     and outstanding at September 30, 1997
     (liquidation preference of 3% per annum)18,106,500         ---
   Additional paid-in capital               137,307,185   102,927,874
   Unrealized appreciation of investments         ---          25,889
   Retained earnings                         14,929,695     2,955,530
   Less, 267,500 common shares in
     Treasury at December 31, 1996               ---      ( 1,432,508)
                                            -----------   -----------
     Total stockholders' equity             170,565,585   106,383,974
                                            -----------   -----------
Total liabilities and stockholders'
   equity                                  $358,344,131  $164,513,812
                                            ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                        MEDICAL RESOURCES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (unaudited)

                                                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                 1997          1996
                                              ----------- -------------
Net service revenues                        $151,285,525  $ 61,550,102
Imaging center and staffing
operating costs:
  Technical services payroll and
    related expenses                          55,686,009    23,748,392
  Medical supplies                             6,240,389     2,691,629
  Diagnostic equipment maintenance             4,532,932     1,981,878
  Independent contractor fees                  4,293,357     1,201,589
  Administrative expenses                     15,319,156     7,683,767
  Other costs                                  7,284,459     1,902,212
Provision for uncollectible accounts
  receivable                                   7,184,669     3,081,638
Corporate general and administrative          12,112,070     5,231,759
Depreciation and amortization                 12,587,695     4,744,997
                                              ----------   -----------
     Operating income                         26,044,789     9,282,242
Interest expense, net                          5,418,993     2,082,133
                                              ----------   -----------
Income before minority interest and
  income taxes                                20,625,796     7,200,109
Minority interest                            (   499,815)      198,923
                                             -----------   -----------
Income before income taxes                    21,125,611     7,001,186
Provision for income taxes                     9,044,946     2,251,315
                                             -----------   -----------
Net income                                  $ 12,080,665  $  4,749,871
                                             ===========   ===========



Per share data

Primary:

Primary net income per share                $        .55  $        .49
                                             ===========   ===========


Fully diluted:

Fully diluted net income per share          $        .52  $        .47
                                             ===========   ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1997          1996
                                            ------------  ------------

Net service revenues                        $ 58,893,327  $ 24,773,606
Imaging center and staffing operating costs:
  Technical services payroll and
    related expenses                          21,918,090     9,350,171
  Medical supplies                             2,356,464       988,007
  Diagnostic equipment maintenance             1,146,764       742,322
  Independent contractor fees                  1,353,550       707,517
  Administrative expenses                      5,984,174     3,172,040
  Other costs                                  3,256,802       763,411
  Provision for uncollectible accounts
    receivable                                 2,535,795     1,319,803
Corporate general and administrative           5,018,621     1,798,785
Depreciation and amortization                  5,246,290     2,004,321
                                             -----------   -----------
     Operating income                         10,076,777     3,927,229
Interest expense, net                          2,565,548       794,550
                                             -----------   -----------
Income before minority interest and
  income taxes                                 7,511,229     3,132,679
Minority interest                            (   306,383)      134,641
                                             -----------   -----------
Income before income taxes                     7,817,612     2,998,038
Provision for income taxes                     3,530,175     1,152,295
                                             -----------   -----------

Net income                                  $  4,287,437  $  1,845,743
                                             ===========   ===========



Per share data

Primary:

Primary net income per share                $        .18  $        .16
                                             ===========   ===========




Fully diluted:

Fully diluted net income per share          $        .17  $        .15
                                             ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               ------------------
                                                1997        1996
                                               ------------------

Cash flows from operating activities:

  Net income                               $ 12,080,665  $ 4,749,871
                                             ----------   ----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
        Gain on sale of medical diagnostic
          and office equipment                                (3,933)
     Depreciation and amortization           12,587,695    4,744,997
     Provision for uncollectible accounts
      receivable                              7,184,669    3,081,638
     Minority interest in income  of
        joint ventures and limited
        partnerships, net of distributions  (   684,416)      40,523
     Deferred income tax provision            2,033,000      140,183
Changes in operating assets and liabilities:
  Accounts receivable                       (29,395,780)  (9,125,463)
  Other receivables                         (13,372,301)  (1,064,053)
  Prepaid expenses                          ( 2,950,129)  (1,194,525)
  Other assets                                  530,957   (  588,148)
  Accounts payable and accrued
     expenses                                 4,201,047    2,192,113
  Income taxes payable                          516,160    1,106,843
  Other current liabilities                   2,752,740    ( 500,871)
  Other long term liabilities                 1,197,789    ( 753,826)
                                              ----------    ---------
     Total adjustments                      (15,398,569)  (1,924,522)
                                             ----------   ----------
       Net cash provided by
          operating activities              ( 3,317,904)   2,825,349
                                             ----------   ----------







The accompanying notes are an integral part of the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                ------------------
                                                 1997        1996
                                                ------------------

Cash flows from investing activities:
  Purchase of MRI-CT, Inc.                       ---       ( 463,130)
  Purchase of NurseCare Plus, Inc.               ---      (1,263,992)
  Purchase of Americare Imaging
     Centers, Inc.                               ---      (1,500,000)
  Purchase of Access Imaging Center, Inc.        ---      (1,300,000)
  Purchase of WeCare - Allied Health
     Care, Inc.                                  ---      (1,049,618)
  Purchase of Centereach Resources, Inc.         ---      (3,100,000)
  Purchase of NMR of America, Inc.
     net of cash acquired                        ---       2,188,879
  Purchase of National Healthcare
     Solutions, Inc.                       (    50,000)        ---
  Purchase of Melbourne center             ( 1,125,000)        ---
  Purchase of southern California centers  ( 1,021,351)        ---
  Purchase of Advanced Diagnostic
    Imaging, Inc.                          ( 4,962,465)        ---
  Purchase of West Palm Beach center       ( 2,000,000)        ---
  Purchase of Rancho Cucamonga center      ( 2,603,615)        ---
  Purchase of Capstone Management
    Group, Inc.                            ( 6,292,958)        ---
  Purchase of ATI Centers, Inc.            (12,764,619)        ---
  Purchase of Maryland centers             ( 2,828,872)        ---
  Purchase of Wesley Medical Resources,
    Inc., net of cash acquired                 225,920         ---
  Investment in Mid-Manhattan Resources    ( 1,000,500)        ---
  Purchase of O'Connor centers             ( 2,207,430)
  Purchase of Hollywood center             ( 1,532,053)        ---
  Purchase of Novick centers               ( 3,828,010)        ---
  Purchase of Jupiter center               ( 2,074,000)        ---
  Purchase of Presgar centers              ( 6,016,650)        ---
  Purchase of Germantown center            (   947,624)        ---
  Purchase of Port Charlotte center        (    93,000)        ---
  Purchase of Katz centers                 ( 1,969,887)        ---
  Investment in other assets               ( 3,250,000)        ---
  Purchase of Dalcon Technologies          (   614,425)        ---
  Purchase of medical diagnostic and
    office equipment                       ( 4,541,627)   (1,034,904)
  Refinancing of assets under capital
    leases                                 ( 1,461,470)        ---
  Proceeds from sale of equipment               ---           12,600
  Sales of short-term investments,net        5,822,383         ---
                                           -----------    ------------
    Net cash used in
      investing activities                 (57,137,253)   (7,510,165)
                                           -----------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                          --------------------------
                                              1997           1996
                                          ------------  ------------

Cash flows from financing activities:
 Common Stock issuance costs                  ---         (  262,325)
 Note and capital lease repayments
    in connection with acquisitions       ( 13,260,689)        ---
 Note and capital lease repayments in
    connection with Senior Notes
    transaction                           ( 13,764,215)        ---
 Note and capital lease repayments in
    connection with sale leaseback
    transactions                          (  4,831,283)        ---
 Principal payments under capital
    lease obligations                     (  2,273,549)   (3,524,675)
 Principal payments on notes and
    mortgage payable                      (  3,800,215)   (1,341,499)
 Proceeds from Senior notes,
    net of issuance costs                   77,113,080         ---
 Proceeds from borrowings                      308,512     1,229,096
 Borrowings under line of credit             2,550,000     4,058,753
 Proceeds from sale/leaseback
    medical diagnostic equipment             9,865,556
 Proceeds from convertible debentures,net                  6,532,965
 Redemption of convertible debentures      (    19,000)        ---
 Proceeds from issuance of
    preferred stock, net                    16,965,000         ---
 Purchase of treasury stock                      ---      (   50,625)
 Proceeds from exercises of options          1,411,772       649,667
                                           -----------    ----------
    Net cash provided by
      financing activities                  70,264,969     7,291,357
                                           -----------    ----------
Net increase in cash
  and cash equivalents                       9,809,812     2,606,541
Cash and cash equivalents
    at beginning of year                    15,346,254     3,934,677
                                           -----------    ----------
Cash and cash equivalents
    at September 30,                      $ 25,156,066   $ 6,541,218
                                           ===========    ==========




The accompanying notes are an integral part of the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             --------------------------
                                                 1997           1996
                                             ----------- --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Income taxes                          $ 3,242,000   $ 1,387,000
      Interest                              $ 5,240,000   $ 1,656,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

    Capital lease obligations assumed
     in connection with acquisitions        $36,240,000   $ 5,802,000
    Note payable obligations assumed
     in connection with acquisitions        $21,911,000    15,482,000
    Capital lease obligations incurred
     for use of equipment                   $ 1,703,000   $ 2,192,000
    Conversion of subordinated debentures
     to Common Stock                        $ 6,997,000   $ 5,862,000
    Issuance of Common Stock in connection
     with acquisitions                      $24,940,000   $42,984,000
    Issuance of warrants in connection
     with acquisitions                      $ 2,025,000   $   360,000
    Issuance of notes payable in connection
     with acquisitions                      $ 2,500,000   $ 2,135,000







The accompanying notes are an integral part of the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997




                                                                           Series C
                                                                 Common    Convertible
                                                      Common    Stock to   Preferred
                                          Total       Stock    Be Issued     Stock
                                       -----------------------------------------------
Balance at December 31, 1996         $ 106,383,974   $ 185,939 $ 1,721,250
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                            1,951,770
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                              600,000          42
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                              500,000         440
Purchase of Capstone Management Group
 Inc. for 397,204 shares of
 Common Stock                            5,000,000       3,972
Purchase of  Maryland centers
 for 119,166 shares of
  Common Stock                           1,500,000       1,192
Purchase of Wesley
 for 137,222 shares
 of Common Stock                         2,000,000       1,372
Purchase of New York centers
 for 152,356 shares of
 Common Stock                            2,546,250         874
Conversion of debentures                 6,635,422      12,707
Sale of investments                        (25,889)
Exercise of stock options and warrants   1,411,772       2,922
Warrants issued in connection with          -
 acquisitions                            2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition         -         6,000  (1,721,250)
Issuance of shares for forgiveness
 of debt                                   150,000          88
Purchase of Hollywood center
 for 37,539 shares of
 Common Stock                               674,289        375
Purchase of Coral Way center
 for 92,243 shares of
 Common Stock                             1,650,000        922
Purchase of Jupiter center
 for 7,337 shares of
 Common Stock                               125,000         73
Purchase of O'Connor center
 for 43,415 shares of
 Common Stock                               693,000        434
Purchase of Port Charlotte center
 for 75,281 shares of
 Common Stock                             1,340,000        753
Purchase of Katz centers
 for 102,715 shares of
 Common Stock                             1,750,000      1,028
Purchase of Dalcon Technologies, Inc.
 for 107,166 shares of
 Common Stock                             1,934,332      1,072
Fort Myers Earnout                        2,675,000      2,000
Preferred shares                         16,965,000                         18,000,000
Accretion to liquidation value              -                                  106,500
Net income                               12,080,665
                                      -------------------------------------------------
                                      $ 170,565,585  $ 222,205    $ -      $18,106,500
                                      =================================================

                                          Additional   Retained    Treasury      Unrealized
                                           Paid-In     Earnings     Shares     Appreciation of
                                           Capital     (Deficit)    at Cost     Investments
                                       --------------------------------------------------------
Balance at December 31, 1996             $ 102,927,874 $ 2,955,530 $ (1,432,508)   $ 25,889
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                                  800,408               1,151,362
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                                 318,812                  281,146
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                                499,560
Purchase of Capstone Management Group
 Inc. for 397,204 shares of
 Common Stock                              4,996,028
Purchase of  Maryland centers
 for 119,166 shares of
 Common Stock                              1,498,808
Purchase of Wesley
 for 137,222 shares
 of Common Stock                           1,998,628
Purchase of New York centers
 for 152,356 shares of
 Common Stock                              2,545,376
Conversion of debentures                   6,622,715
Sale of investments                                                                   (25,889)
Exercise of stock options and warrants     1,408,850
Warrants issued in connection with          -
 acquisitions                              2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition     1,715,250
Issuance of shares for forgiveness
 of debt                                     149,912
Purchase of Hollywood center
 for 37,539 shares of
 Common Stock                                673,914
Purchase of Coral Way center
 for 92,243 shares of
 Common Stock                              1,649,078
Purchase of Jupiter center
 for 7,337 shares of
 Common Stock                                124,927
Purchase of O'Connor center
 for 43,415 shares of
 Common Stock                                692,566
Purchase of Port Charlotte center
 for 75,281 shares of
 Common Stock                              1,339,247
Purchase of Katz centers
 for 102,715 shares of
 Common Stock                              1,748,973
Purchase of Dalcon Technologies, Inc.
 for 107,166 shares of
 Common Stock                              1,933,260
Fort Myers Earnout                         2,673,000
Preferred shares
Accretion to liquidation value                           (106,500)
Net income                                             12,080,665
                                 -------------------------------------------------------------
                                       $ 137,307,185 $ 14,929,695        $ -          $ -
                                 =============================================================

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

Reclassification
----------------

     Certain prior year items have been reclassified to conform to current year presentation.

Revenue Recognition
-------------------

     The Company has entered into three forms of agreements (defined as Type I, Type II, and Type III as described below) to provide equipment, premises, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services with respect to the private practice of magnetic resonance scanning, computerized tomography scanning, radiography and fluoroscopy, ultrasound, x-ray, mammography and other radiological modalities mutually agreed upon. In accordance with the agreements, as part of the Company's administrative duties, the Company provides billing and collection services on behalf of the interpreting physicians for the diagnostic imaging services performed.

     Type I
     ------

        Under Type I agreements, interpreting physicians are required to pay to the Company a charge per procedure performed. These charges are specified in a schedule included by attachment to the Type I agreement and represent the Company's net service revenue, net of contractually determined discounts. Under the Type I agreements, the Company bears the risk of amounts being uncollectible equivalent to

MEDICAL RESOURCES, INC.

------------------------------------------------------

the proportionate relationship of its charge per procedure, including LOP Type procedures (see Note 2) and the total charge to the referring physician's patient. The Company has established and recognized reserves for potential uncollectibles.

     Type II
     -------

        Certain of the subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Fees paid to radiologists, based on cash collections, at these centers are reflected as a component of independent contractor fees in the accompanying statements of operations. The Company has entered directly into agreements, under its Type II structure, with third party payers that provide for payment to the Company at amounts which differ from its established rates. Services rendered to Medicare and medical beneficiaries are provided under a prospective payment system which establishes a reimbursement rate by modality. These rates vary depending upon the type of image rendered. The Company has also entered into payment agreements, under its Type II structure, with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes contractually determined discounts from established rates. Accordingly, net service revenue for these acquired centers consists of patient billings adjusted for contractual allowances which have been negotiated with various third party payers. Under Type II agreements, the Company bears the risk of uncollectibles and has established and recognized reserves for potential uncollectibles.

     Type III
     --------

        For centers developed by NMR of America, Inc., a company which the Company acquired in August 1996 ("NMR"), Type III agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements had terms of up to six years and are renewable at the option of the Company for a period of one year. All Type III agreements are currently operating under one year extensions. Under the agreements, Physicians have agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pay a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice

MEDICAL RESOURCES, INC.

------------------------------------------

processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of an allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, and the recognition of contractual allowances, which have been negotiated with various third party payers, and uncollectibles for all procedures, including LOP Type services (see Note 2) constitute the Company's net service revenues for sites developed by NMR. The fixed and determinable usage fees charged to the Physicians amount to approximately $4,980,000 per annum.

     Net service revenues are reported when earned at their estimated net realizable amounts from patients, third party payers and others for services rendered based on contractually established rates which include prospective contractual adjustments. These adjustments are recognized at the time the services are rendered and adjusted in future periods, if required, as final settlements are determined. Revenues derived from Medicare and Medicaid are subject to audit. The Company is aware of no pending audits.

     The Company also recognizes revenue from temporary nurse staffing and radiology information systems. Revenues are recognized on an accrual basis as earned.

New Accounting Standards
--------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"), was issued which established standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
Had Statement No. 128 been used the Company would have reported the following unaudited earnings per share for the nine month periods ended:

                                     September 30,      September 30,
                                        1997               1996
                                     -------------     ---------------
Earnings per share:
Basic                                   $ .59              $ .50
Fully Diluted                           $ .52              $ .47

Weighted Average Number
of shares used in computation:
Basic                                20,347,888         9,429,052
Fully Diluted                        23,083,790        10,863,852

MEDICAL RESOURCES, INC.

------------------------------------------

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

2.  ACCOUNTS RECEIVABLE, NET
----------------------------

        Accounts receivable, net is comprised of the following:

                                               September 30,   December 31,
                                                     1997           1996
                                               -------------  ---------------

        Management and use receivables
          Due from unaffiliated physicians      $50,156,226     $23,569,802
          Due from affiliated physicians         12,321,701       9,195,387
        Patient accounts receivable              43,350,388      17,481,493
        Less: Allowance for doubtful accounts
              and contractual adjustment        (28,485,238)    (10,368,302)
                                                -----------     -----------
                                                $77,343,077     $39,878,380
                                                ===========     ===========


        Contractual adjustments, representing standard fee reductions negotiated with the third party payers, amounted to approximately $25,270,000 for the year ended December 31, 1996, and $56,607,000 for the nine months ended September 30, 1997.

        The Company's aged accounts receivable are as follows at:

                                       September 30,      December 31,
                                           1997               1996
                                       -------------       -----------

        up to 1 year                   $ 96,108,045       $ 43,121,992
        up to 2 years                     5,388,411          4,104,147
        over 2 years                      4,331,859          3,020,543
                                        -----------        -----------
                                        105,828,315         50,246,682
        Less: Allowance for
          doubtful accounts
          and contractual
          adjustments                   (28,485,238)       (10,368,302)
                                        -----------        -----------
                                       $ 77,343,077       $ 39,878,380
                                        ===========        ===========

MEDICAL RESOURCES, INC.

------------------------------------------

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

        "LOP-type" services are rendered at substantially all of the Company's imaging centers, but only in the case of Type II agreements are such account receivables reflected directly in the Company's financial records. This is as a result of the structure in terms of the Company's Type I and Type III agreements as described in Note 1 "Revenue Recognition."

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

MEDICAL RESOURCES, INC.

------------------------------------------

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

MEDICAL RESOURCES, INC.

------------------------------------------

     On August 30, 1996, the Company consummated the acquisition of NMR. NMR is engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs, including $200,000 in fees and 120,000 warrants, with an exercise price of $9.00, valued at $360,000 for financial advisory services issued to 712 Advisory Services, Inc., an affiliate of the Company's Chairman of the Board (the "Affiliate"), over the fair value of net assets acquired amounted to $35,286,000 and is being amortized on a straight-line basis over 20 years. Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate.

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

     On December 16, 1996, the Company acquired the Imaging Center of the Ironbound in Newark, New Jersey from TME, Inc. for $216,000 in cash and 18,868 shares of the Company's Common Stock valued at $200,000. The shares issued in connection with such acquisition are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $440,000 and is being amortized on a straight-line basis over 20 years.

     Each of the above acquisitions consummated in 1996 (the "1996 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

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

     On January 16, 1997, the Company acquired a diagnostic imaging center located in Melbourne, Florida (the "Melbourne Center") for approximately $1,125,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,250,000 and is being amortized on a straight-line basis over 20 years.

MEDICAL RESOURCES, INC.

------------------------------------------

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

    On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida for 215,000 shares of the Company's Common Stock valued at $2,300,000 and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs, including 32,000 warrants, with an exercise price of $10.31, valued at $96,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $1,960,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,000,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The excess of the purchase price and direct acquisition costs, including 137,000 warrants, with an exercise price of $10.60, valued at $411,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $15,980,000 and is being amortized on a straight-line basis over 20 years.

     On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida (the "Palm Beach Center") for approximately $2,000,000 in cash and 56,670 shares of the Company's Common Stock valued at approximately $600,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection of the issuance price ($10.59 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy any deficiency in such price by the issuance of additional shares of Common Stock. The excess of the purchase price and direct acquisition costs, including 57,000 warrants, with an exercise price of $10.64, valued at $171,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,440,000 and is being amortized on a straight-line basis over 20 years.

MEDICAL RESOURCES, INC.

------------------------------------------
     On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California for approximately $2,605,000 in cash and 44,016 shares of the Company's Common Stock valued at $500,000. The shares of the Company's Common Stock are subject to registration rights. The excess of the purchase price and direct acquisition costs, including 55,000 warrants valued at $165,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $3,520,000 and is being amortized on a straight-line basis over 20 years.

     Effective May 1, 1997, the Company acquired Capstone Management Group, Inc. ("Capstone") for approximately $5,330,000 in cash and 397,204 shares of the Company's Common Stock valued at $5,000,000 and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection ($17.925 per share) compared to the market price at effectiveness. The Company must satisfy any deficiency in cash. In the event that the shares are not registered by December 26, 1997, the seller may sell up to $1,000,000 of Company Common Stock back to the Company with the shares valued at the greater of the then market value of the Company's Common Stock or $17.925 per share. The seller has an identical right to sell up to $1,000,000 of Company Common Stock back to the Company at March 3, 1998, and another right to sell shares back to the Company with respect to all remaining shares if the registration statement is not declared effective by June 3, 1998. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. Capstone owned and operated ten diagnostic imaging centers, nine of which are located in the northeast and one located in Ohio. The excess of the purchase price and direct acquisition costs, including 160,000 warrants, with an exercise price of $12.59, valued at $480,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $17,125,000 and is being amortized on a straight-line basis over 20 years.

     On May 7, 1997, the Company acquired ATI Centers, Inc. ("ATI") for approximately $12,900,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,500,000 is payable within 90 days of the end of the measurement period. The estimated fair value of assets acquired amounted to approximately $3,629,000 consisting of approximately $3,605,000 of fixed assets and $24,000 of other assets. Liabilities of $3,982,000 were assumed consisting of approximately $1,875,000 in capital lease obligations, $1,170,000 in rates payable and $937,000 in accounts payable and accrued expenses. ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The excess of the purchase price and direct acquisition costs, including 168,000 warrants, with an exercise price of $11.06, valued at $504,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $13,255,000 and is being amortized on a straight-line basis over 20 years.

MEDICAL RESOURCES, INC.

------------------------------------------

     On May 7, 1997, the Company acquired two diagnostic imaging centers located in Maryland (the "Maryland Centers") for approximately $2,830,000 in cash and 119,166 shares of the Company's Common Stock valued at $1,500,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection of the issuance price ($12.59 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional shares of Common Stock or by the payment of cash. The excess of the purchase price and direct acquisition costs, including 66,000 warrants, with an exercise price of $12.59, valued at $198,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,070,000 and is being amortized on a straight-line basis over 20 years.

     On June 11, 1997, the Company, through StarMed, acquired the assets of Wesley Medical Resources, Inc. a medical staffing company in San Francisco, California for 137,222 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. The shares issued in connection with the acquisition are subject to registration rights. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs, including $145,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to approximately $2,720,000 and is being amortized on a straight-line basis over 20 years.

     On June 24, 1997 the Company announced it had invested $1,000,500 in a joint venture for a multi-modality imaging center located in Mid- town Manhattan, New York. The Company will own approximately 51% of the center which is expected to open in February 1998. The Company paid $25,000 in financial advisory fees to the Affiliate, which will be amortized on a straight line basis over 20 years, beginning with the commencement of business at the center.

     On June 30, 1997, the Company acquired three diagnostic imaging centers in New York for approximately $4,130,000 in cash and 152,356 shares of the Company's Common Stock valued at $2,745,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights. In the event that the registration statement is not declared effective by December 30, 1997, the sellers may sell the shares back to the Company for $2,745,000. The excess of the purchase price and direct acquisition costs, including $205,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to approximately $8,125,000 and is being amortized on a straight-line basis over 20 years.

MEDICAL RESOURCES, INC.

------------------------------------------

        On July 31, 1997, the Company acquired Medical Imaging of Hollywood, Inc. a diagnostic imaging center in Hollywood, Florida for approximately $1,532,000 in cash and 37,539 shares of the Company"s stock valued at $674,000 plus the assumption of indebtedness and additional consideration based on the center's performance. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection of the issuance price ($18.00 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional registered shares of Common Stock or by the payment of cash. In the event that the registration statement is not declared effective by January 1, 1998, the seller may sell the shares back to the Company for $674,000. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,646,000 and is being amortized on a straight - line basis over 20 years.

        On August 1, 1997, the Company acquired Coral Way MRI, Inc. a diagnostic imaging center in Miami, Florida for 92,243 shares of the Company's stock valued at $1,650,000 plus the assumption of indebtedness and additional consideration based on the center's performance. The shares of the Company's Common Stock issued in connection with any additional consideration are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,126,000 and is being amortized on a straight line basis over 20 years.

        On August 13, 1997, the Company acquired MRI of Jupiter, Inc. a diagnostic imaging center in Jupiter, Florida for approximately $2,000,000 in cash and 7,337 shares of the Company's stock valued at $125,000 plus additional consideration based on the center's performance. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection of the issuance price ($17.00 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional registered shares of Common Stock or by the payment of cash. In the event that the registration statement is not filed by February 28, 1998, the seller may sell the shares back to the Company for $125,000. The excess of the purchase price and direct acquisition costs, including $74,000 in financial advisory fees paid to the Affiliate , over the fair value of net assets acquired amounted to approximately $ 1,558,000 and is being amortized on a straight - line basis over 20 years.

MEDICAL RESOURCES, INC.

------------------------------------------

        On August 21, 1997, the Company acquired four diagnostic imaging centers (Presgar Centers) on the west coast of Florida for approximately $5,550,000 in cash and up to $3,700,000 in notes convertible into the Company's Common Stock, of which $1,200,000 in principal amount is contingent upon the occurrence of certain events, plus the assumption of indebtedness. The excess of the purchase price and direct acquisition costs, including $442,000 in financial advisory fees paid to the Affiliate , over the fair value of net assets acquired amounted to approximately $10,674,000 and is being amortized on a straight - line basis over 20 years.

        On August 29, 1997, the Company acquired a controlling interest in a limited partnership and a limited liability company which each operate an imaging center located in San Jose, California for approximately $2,007,000 in cash and 43,415 shares of the Company's stock valued at $ 693,000, plus the assumption of indebtedness and additional consideration based on each center's performance. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection of the issuance price ($15.96 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional registered share of Common Stock or by the payment of cash. In the event that the registration statement is not declared effective by February 28, 1998, the seller may sell the shares back to the Company at their issuance price. The excess of the purchase price and direct acquisition costs, including $ 258,000 in financial advisory fees paid to the Affiliate , over the fair value of net assets acquired amounted to approximately $ 5,755,000 and is being amortized on a straight - line basis over 20 years.

        On September 4, 1997, the Company acquired Germantown MRI Center a diagnostic imaging center located in Germantown, Pennsylvania for approximately $805,000 in cash plus the assumption of indebtedness . The excess of the purchase price and direct acquisition costs, including $ 49,000 in financial advisory fees paid to the Affiliate , over the fair value of net assets acquired amounted to approximately $ 822,000 and is being amortized on a straight - line basis over 20 years.

        On September 5, 1997, the Company acquired MRI Imaging Center of Charlotte County a diagnostic imaging center in Port Charlotte, Florida for 75,281 shares of the Company's stock valued at $1,340,000 plus the assumption of indebtedness and contingent consideration based on the center's performance. The shares of the Company Common Stock issued in connection with any contingent consideration are subject to registration rights. The excess of the purchase price and direct acquisition costs, including $93,000 in financial advisory fees paid to the Affiliate , over the fair value of net assets acquired amounted to approximately $ 1,729,000 and is being amortized on a straight - line basis over 20 years.

MEDICAL RESOURCES, INC.

------------------------------------------

        On September 16, 1997, the Company acquired one diagnostic imaging center located in Bronx, New York and one diagnostic imaging center located in Queens, New York for approximately $1,750,000 in cash and 102,715 shares of the Company's stock valued at $1,750,000 plus the assumption of indebtedness. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection of the issuance price ($17.00 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional shares of Common Stock or by the payment of cash. The excess of the purchase price and direct acquisition costs, including $133,000 in financial advisory fees paid to the Affiliate , over the fair value of net assets acquired amounted to approximately $2,711,000 and is being amortized on a straight - line basis over 20 years.

        On September 24, 1997, the Company acquired Dalcon Technologies, Inc. located in Nashville, Tennessee a leading software developer and provider of radiology information systems for $644,778 in cash and 107,166 shares of the Company's stock valued at $1,934,332. The shares of the Company's Common Stock issued at the closing are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $ 2,100,000 and is being amortized on a straight line basis over 20 years.

   Each of the above acquisitions consummated in 1997 (the "1997 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

     In connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differ for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both. Any contingent consideration paid will be accounted for as an incremental component of goodwill which will be amortized over the acquisitions remaining goodwill life.

MEDICAL RESOURCES, INC.

------------------------------------------

   The fair value of each warrant issued to the Affiliate for financial advisory services has been accounted for as a component of each acquisition's purchase price and the value has been estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                       1997    1996
                                                       ----    ----

   Dividend yield                                        0%      0%
   Expected volatility                                  52%     52%
   Expected life (years)                                 2       2

     The risk-free interest rates for 1997 and 1996 were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate in 1997 and 1996 amounted to 6.01% and 5.93%, respectively. The weighted average fair value of options and warrants granted during the periods ended September 30, 1997 and 1996 amounted to $3.00 and $2.34.

     The following unaudited consolidated proforma data reflects the 1996 Acquisitions and 1997 Acquisitions as if they had occurred at the beginning of each of the periods presented (000s):

                             Nine Months            Three Months
                          Ended September 30,    Ended September 30,
                          ------------------------------------------
                           1997       1996          1997     1996
                           ----       ----          ----     ----

Revenues, net             $167,791   $104,452     $ 62,736 $ 37,163
Operating income          $ 30,225   $ 21,033     $ 11,009 $  7,328
Income before taxes       $ 24,411   $ 17,903     $  8,519 $  6,229
Fully diluted net income
 per share                $   0.57   $   0.88     $   0.18 $   0.26


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

MEDICAL RESOURCES, INC.

------------------------------------------

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

    On February 7, 1996, the Company issued at par $6,533,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The 1996 Debentures are convertible into Common Stock of the Company at a conversion price of $6.00 per share. The Company called for the redemption of the 1996 Debentures at the conversion price of $6.00 per share on or before March 27, 1997. As of June 30, 1997 all of the 1996 Debentures have

MEDICAL RESOURCES, INC.

------------------------------------------

converted. The unamortized portion of the debenture issuance costs of $342,000 has been included as a component of additional paid-in capital in the Stockholders' equity section of the accompanying September 30, 1997 balance sheet. In connection with the private placements of the 1995 Debentures and the 1996 Debentures, the Company paid $247,500 and $356,650, respectively, in placement agent fees and expenses to an investment banking firm. Mr. Gary L. Fuhrman, a director of the Company, is an executive officer and director of such investment banking firm.

     Under the terms of the merger agreement with NMR, the Company assumed the obligations of NMR under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). The Company called for redemption of the NMR Debentures at the conversion price of $6.54 per share on or before March 27, 1997. As of June 30, 1997, all of the NMR Debentures had been either redeemed or converted into the Common Stock of the Company. The unamortized portion of the debenture issuance costs of $32,387 has been recorded as a component of additional paid-in capital in the Stockholders' equity section of the accompanying September 30, 1997 balance sheet.

     On March 31, 1997, StarMed obtained a revolving line of credit from a third party financing corporation. The $6 million line bears interest at a rate of prime plus 1.5% (10.0% at September 30, 1997), has a two year term and is collateralized by substantially all of StarMed's accounts receivable. $2,550,000 was outstanding under the line at September 30, 1997.

6.  CONVERTIBLE PREFERRED STOCK
-------------------------------

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

MEDICAL RESOURCES, INC.

------------------------------------------

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

        In connection with the Convertible Preferred Shares placement, the Company paid $967,500 in financial advisory fees and expenses to an investment banking firm. Mr. Gary L. Fuhrman, a director of the Company, is an executive officer and director of such investment banking firm (See Note 10).

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

     The book values of the equipment totaling $11,105,556 have been removed from the balance sheet, and the gains realized on the sale/leaseback transactions have been deferred and are being amortized as a reduction to rental expense over the term of the leases. Operating rent payments on these transactions are approximately $2,349,000 annually.

8.  SEGMENT INFORMATION
-----------------------

     The Company operates in three industry segments-diagnostic imaging services, temporary staffing services and radiology information systems. The operations of the diagnostic imaging services segment involves operating and managing diagnostic imaging centers. The operations of the temporary staffing segment involves providing temporary staffing of registered nurses, technicians and other medical industry personnel to acute and sub acute care facilities. The operations of the radiology information systems segment involves developing software and providing radiology information systems. The operating results and identifiable assets of the radiology information system segment were immaterial for the period ending September 30, 1997 and have been included in the diagnostic imaging services segment.

MEDICAL RESOURCES, INC.

------------------------------------------

     The following table presents selected financial information by industry segment as of and for the periods ended September 30 (000s):

                                  9 MONTHS  9 MONTHS 3 MONTHS 3 MONTHS
                                   ENDED     ENDED    ENDED    ENDED
                                    1997      1996     1997     1996
                                  --------  -------- -------- ------
Net Revenues:
  Diagnostic imaging centers      $109,803  $ 41,342 $ 43,357 $ 17,068
  Temporary staffing services       41,483    20,208   15,536    7,706
                                   -------   -------  -------  -------
    Total                         $151,286  $ 61,550 $ 58,893 $ 24,774
                                   =======   =======  =======  =======

Operating income:
  Diagnostic imaging centers      $ 24,004  $  8,849 $  9,083 $  3,738
  Temporary staffing services        2,041       433      994      189
                                   -------   -------  -------  -------
     Total                        $ 26,045  $  9,282 $ 10,077 $  3,927
                                   =======   =======  =======  =======

Identifiable assets:
  Diagnostic imaging centers      $344,126  $125,885 $344,126 $125,885
  Temporary staffing services       14,218    11,000   14,218   11,000
                                   -------   -------  -------  -------
        Total                     $358,344  $136,885 $358,344 $136,885
                                   =======   =======  =======  =======

Depreciation and amortization:
  Diagnostic imaging centers      $ 12,161  $  4,408 $  5,083 $  1,875
  Temporary staffing services          427       337      163      129
                                   -------   -------  -------  -------
        Total                     $ 12,588  $  4,745 $  5,246 $  2,004
                                   =======   =======  =======  =======

Capital expenditures:
  Diagnostic imaging centers      $  4,469 $     982 $    257 $    189
  Temporary staffing services           73        53       52       20
                                   -------   -------  -------  -------
        Total                     $  4,542  $  1,035 $    309 $    209
                                   =======   =======  =======  =======

9.  COMMITMENTS AND CONTINGENCIES
---------------------------------

  In 1996, an individual and his spouse brought an action in the Supreme Court of the State of New York, King's County against Advanced MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12.5 million. The plaintiff alleges negligent operations, improper supervision and hiring practices and failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurer will pursue the defense of this matter, however such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The

MEDICAL RESOURCES, INC.

------------------------------------------

parties to this matter are engaged in discovery. The Company's legal counsel believes that it is more probable than not that the plaintiffs will not recover the damages sought. The Company has made no provision in the financial statements for this matter. In the event the plaintiffs prevail, this matter may have a material adverse effect on the Company's financial condition,results of operations and cash flow.

The health care industry is highly regulated at the federal, state and local levels. Current discussions within the Federal government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The implementation of this reform could have a material effect on the consolidated financial results of the Company by limiting reimbursement levels, requiring the Company to obtain certificates of need in order to expand, limiting the types of contracts which may be entered into with physicians who refer patients, increasing the limitation on referrals by physicians to facilities in which they have an investment or a compensation arrangement and other means.

10. RELATED PARTIES
-------------------

     The Company pays an annual financial advisory fee to 712 Advisory Services, Inc., an affiliate (the "Affiliate") of the Company's Chairman of the Board. Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate. Such fees amounted to $169,500 and $102,000 for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, for financial advisory services rendered by the Affiliate to the Company in connection with the issuance of the Senior Notes, the Additional Senior Notes and certain of the 1997 Acquisitions, the Company also paid to the Affiliate transaction related financial advisory fees and expenses of $1,761,500 and issued to the Affiliate warrants to purchase 675,000 shares of the Company's Common Stock. In connection with the Company's October 1996 Common Stock offering and certain of the 1996 Acquisitions, the Company paid to the Affiliate transaction related financial advisory fees and expenses of $363,000 and issued to the Affiliate warrants to purchase 120,000 shares of the Company's Common Stock. All such warrants referred to above have been recorded, at their fair value, as a component of each transaction's purchase price (See Note 3).

MEDICAL RESOURCES, INC.

------------------------------------------

        In October 1997, members of the Company's management communicated to the Board that certain Company stockholders had questioned them regarding the manner in which related-party transactions are scrutinized by the Company and its Board. Management stated that it shared the concerns of these stockholders and had engaged counsel to conduct a review of such transactions.

        In order to address and satisfy the concerns management had communicated, the Company authorized a review of its practices regarding related-party transactions, as well as the fairness of all such transactions and the adequacy of the disclosure of the same, including but not limited to transactions as to which fees already had been paid and warrants and options to purchase shares had been issued, and public disclosure had been made in prior periods. The review also will seek to develop recommendations as to what changes, if any, should be made to the Company's procedures regarding related-party transactions.

        To oversee this review, the Board formed a committee of the Board of Directors (the "Committee") consisting of directors who are not officers, directors, employees, stockholders or otherwise affiliates of the Affiliate. The Committee retained, on behalf of the Company, outside counsel with which neither the Company nor any of its directors has or had any current or prior relationship, to assist and advise the Committee in the conduct of the review. The Chairman, on behalf of the Affiliate, expressed its position as to the propriety of the related-party transactions and fees, but nevertheless advised the Committee that the Affiliate would return to the Company any sums that the Committee deemed improper. Thereafter, in response to expressions of dissatisfaction with the Committee and its ongoing review, as well as disclosure related thereto, by certain members of management who questioned, among other things, the Committee's ability to conduct an independent review, the Board determined, and the Company has announced, that it is seeking to add to the Board two new independent directors. The new directors, who will retain other independent counsel of their choice, are expected to assume ultimate responsibility for the review. The Company's Chairman and the Affiliate thereafter restated that although they believe that all related-party transactions and financial advisory fees are and were proper, they nevertheless have agreed to abide by the findings of the Company's independent review and to return to the Company any sums that the Committee deemed improper.

        In September 1997, the Company acquired, for $3.25 million, a limited partnership interest in Dune Jet Services, L.P. ( the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights (the "Aircraft"). The general partner of the Partnership is Dune Jet Services, Inc. ("DJ Services"), a Delaware corporation, the sole stockholder of which is the Company's Chairman. In October 1997, following discussions among management (members of which expressed objections to such aquisition), the Committee, and members of the Board, including the Chairman, the Company's interest in the Partnership was repurchased at cost plus interest (See Note 11).

MEDICAL RESOURCES, INC.

------------------------------------------

        In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time grants options at fair market value to such individuals. As of September 30, 1997, stock options to purchase 1,578,666 shares of the Company's Common Stock have been issued to board members who are also associated with or affiliated with the Affiliate, including the Chairman, of which 765,000 of the foregoing options were granted during 1997 and are subject to stockholder approval. During 1996, the Company also granted options to purchase 15,000 shares of the Company's Common Stock to an individual employed by an affiliate of the Affiliate for consulting services rendered to the Company. The exercise price of options and warrants referred to above were no less than the fair market value of the Company's Common Stock on date of grant.

     During July 1997, for financial advisory services rendered to the Company in connection with a private placement of convertible preferred stock resulting in gross proceeds to the Company of $18,000,000, the Company paid $967,500 in fees and expenses to an investment banking firm. Mr. Gary L. Fuhrman, a director of the Company, is an executive officer and director of such investment banking firm. (See Note 6).

11. SUBSEQUENT EVENTS
---------------------

        On October 3, 1997, the Company acquired six diagnostic imaging centers located in Ohio for aggregate consideration of $6,925,000 payable in cash and $1,750,000 in notes convertible into Company Common Stock plus the assumption of indebtedness.

        The following unaudited consolidated proforma data reflects the 1996 Acquisitions, the 1997 Acquisitions and the above acquisitions as if they had occurred at the beginning of each of the periods presented:

                                Nine Months         Three Months
                            Ended September 30,   Ended September 30,
                             1997        1996       1997       1996
                           --------    --------   --------   ------

Revenues, net               $171,794    $108,455  $ 64,071  $ 38,498
Operating  Income           $ 31,570    $ 22,379  $ 11,457  $  7,776
Income before taxes         $ 25,657    $ 19,149  $  8,934  $  6,644
Fully diluted net income
 per share                  $   0.60    $   0.93  $   0.18  $   0.27


        In October 1997, the Company's interest in the Partnership was repurchased at cost plus interest (See Note 10).

MEDICAL RESOURCES, INC.

------------------------------------------

        On November 2, 1997, Lawrence Ramaekers was appointed as the Acting Chief Executive Officer of the Company and the Company retained Jay Alix & Associates to provide interim management services.

        On November 5, 1997, ZP Investments, Inc., ZP Investments, Inc., Wyoming Valley Physicians Imaging Center, L.P., Camp Hill Physicians Imaging Center, L.P., Wexford Radiology, P.C., Sanoy Medical Group, Ltd., Reading Open Imaging, P.A., Yonas Zegeye, M.D., and Hirut Seleshi, parties who had agreed to sell to the Company five related imaging centers located in Pennsylvania, brought action in the Court of Chancery of the State of Delaware, New Castle County, against the Company and five recently formed subsidiaries of the Company, seeking specific performance of the acquisition agreements and unspecified breach of contract damages. The plaintiffs allege that the Company and the subsidiaries failed to consummate the acquisitions in accordance with the terms of the acquisitions agreements. The aggregate purchase price for the acquisitions is $8.4 million in cash and $5.6 million payable in shares of Company Common Stock based upon the average price for the five business days preceding September 21, 1997 (approximately 320,000 shares). The Company is reviewing the plaintiffs' complaint and analyzing its alternatives.

        On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director. On that same date, Gary I. Fields resigned from his position as Senior Vice President and General Counsel.

        On November 7, 1997, William D. Farrell and Gary I. Fields, the Company's former President and Chief Operating Officer and the Company's former Senior Vice-President and General Counsel, respectively, filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of alleged false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interests and costs and reinstatement of the plaintiffs to their positions with the Company. The Company denies having terminated Messrs. Farrell's and Fields' employment, constructively or otherwise, and intends to defend vigorously against such allegations.

        On November 8, 1997, Dennis T. Currier was appointed as the Chief Financial Officer of the Company. Mr. Currier replaced John P. O'Malley III, who was removed from his position as Executive Vice President and Chief Financial Officer on that date.

        On November 10, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission detailing certain of the events described in Notes 10 and 11. The foregoing description is qualified in its entirety by reference to such Form 8-K.

MEDICAL RESOURCES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

Revenue Recognition
-------------------

     The Company has entered into three forms of agreements (defined as Type I, Type II, and Type III as described below) to provide equipment, premises, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services. In accordance with the agreements, as part of the Company's administrative duties, the Company provides billing and collection services on behalf of the interpreting physicians for the diagnostic imaging services performed.

     Type I
     ------

        Under Type I agreements interpreting physicians are required to pay to the Company a charge per procedure performed. These charges are specified in a schedule included by attachment to the Type I agreement and represent the Company's net service revenue, net of contractually determined discounts. Under the Type I agreements, the Company bears the risk of amounts being uncollectible equivalent to the proportionate relationship of its charge per procedure, including LOP Type procedures (see Note 2) and the total charge to the referring physician's patient. The Company has established and recognized reserves for potential uncollectibles.

     Type II
     -------

        Certain of the subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Fees paid to radiologists, based on cash collections, at these centers are reflected as a component of independent contractor fees in the accompanying statements of operations. The Company has entered directly into agreements, under its Type II structure, with third party payers that provide for payment to the Company at amounts which differ from its established rates. Services rendered to Medicare and medical beneficiaries are provided under a prospective payment system which establishes a reimbursement rate by modality. These rates vary depending upon the type of image rendered. The Company has also entered into payment agreements, under its Type II structure, with

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
        (continued)

certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes contractually determined discounts from established rates. Accordingly, net service revenue for these acquired centers consists of patient billings adjusted for contractual allowances which have been negotiated with various third party payers. Under Type II agreements, the Company bears the risk of uncollectibles and has established and recognized reserves for potential uncollectibles.

     Type III
     --------

     For centers which NMR developed, Type III agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements had terms of up to six years and are renewable at the option of the Company for a period of one year. All Type III agreements are currently operating under one year extensions. Under the agreements, Physicians have agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of an allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, and the recognition of contractual allowances, which have been negotiated with various third party payers, and uncollectibles for all procedures, including LOP Type services (see Note 2) constitute the Company's net service revenues for sites developed by NMR. The fixed and determinable usage fees charged to the Physicians amount to approximately $4,980,000 per annum.

     Net service revenues are reported when earned at their estimated net realizable amounts from patients, third party payers and others for services rendered based on contractually established rates which include prospective contractual adjustments. These adjustments are recognized at the time the services are rendered and adjusted in future periods, if required, as final settlements are determined. Revenues derived from Medicare and Medicaid are subject to audit. The Company is aware of no pending audits.

     The Company also recognizes revenue from temporary nurse staffing and radiology information systems. Revenues are recognized on an accrual basis as earned.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
        (continued)

Three and nine months ended September 30, 1997 compared to three and nine months ended September 30, 1996.

     The following discussion and analysis provides information which management believes is relevant to an assessment an understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited financial statements appearing in Item 1.

        The Company's net service revenues for the three and nine months ended September 30, 1997 were $58,893,327 and $151,285,525 versus $24,773,606 and
$61,550,103 for the three and nine months ended September 30, 1996 or an increase of $34,119,721 and $89,735,422 increase, respectively. Management fee and use revenue for the three and nine months ended September 30, 1997 increased $18,112,131 and $42,108,237 to $28,887,579 and $70,096,852, respectively from
$10,775,448 and $27,988,615, respectively for the three and nine months ended September 30, 1996. This increase is primarily attributable to revenue generated by 1996 Acquisitions ($5,064,732 and $18,444,444, respectively), 1997
Acquisitions ($13,635,606 and $23,278,593) and increased volume at centers owned prior to January 1, 1996 (($588,207) and $385,200, respectively). Diagnostic imaging patient revenue increased $8,214,927 and $26,407,940 for the three and nine months ended September 30, 1997 from $6,186,276 and $13,100,526 for the three and nine months periods ended September 30, 1996 to $14,401,203 and $39,508,466, respectively. This increase is primarily attributable to revenue generated by the 1996 Acquisitions ($2,398,053 and $14,923,545 respectively), and the 1997 Acquisitions ($6,032,886 and $12,027,959, respectively) offset by decreased volume at centers owned prior to January 1, 1996 (($216,012)and ($543,564) respectively). Staffing revenues for the three and nine months ended September 30, 1997 were $15,536,000 and $41,483,000 as compared to $7,706,000 and $20,208,000 for the three and nine months ended September 30, 1996. This increase of $7,830,000 and $21,275,000, respectively is due to the opening of additional per diem offices and StarMed acquisitions.

     Technical services payroll and related expenses amounted to $21,918,090 and $55,686,009 for the three and nine months ended September 30, 1997 compared to $9,350,171 and $23,748,392 for the three and nine months ended September 30, 1996, an increase of $12,567,919 and $31,937,612, respectively. Of this increase $7,433,798 and $17,410,708 is attributable to costs incurred at imaging centers acquired during 1996 and 1997 and $5,134,121 or 41% and $14,526,904 or 46% is
attributable to the opening of new per diem offices and the staffing operations.

     Medical supplies amounted to $2,356,464 and $6,240,389 for the three and nine months ended September 30, 1997 as compared to $988,007 and $2,691,629 for the three and nine months ended September 30, 1996, an increase of $1,368,457 and $3,548,760, respectively. This increase is primarily due to costs incurred at imaging centers acquired during 1996 and 1997.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
        (continued)

     Diagnostic equipment maintenance expense increased $404,442 and $2,551,054 for the three and nine months ended September 30, 1997 from $742,322 and $1,981,878 for the three and nine months ended September 30, 1996 to $1,146,764 and $4,532,932, respectively. This increase is primarily due to costs incurred at imaging centers acquired during 1996 and 1997.

     Independent contractor fees for the three and nine months ended September 30, 1996 were $707,517 and $1,201,589 as compared to $1,353,550 and $4,293,357 for the same periods in 1997. This increase of $646,033 and $3,091,768 is attributable to fees paid to radiologists at centers acquired during 1996 and 1997.

     Administrative costs which include facility rent, marketing costs and personnel costs of employees whose activities relate to the operations of multiple centers increased approximately $2,812,134 and $7,635,389 from $3,172,040 and $7,683,767 for the three and nine months ended September 30, 1996 to $5,984,174 and $15,319,156 for the three and nine months ended September 30, 1997. These increases are primarily due to costs incurred at imaging centers acquired during 1996 and 1997.

     Other costs increased by $2,493,391 and $5,382,247 for the three and nine months ended September 30, 1997 to $3,256,802 and $7,284,459 as compared to $763,411 and $1,902,212 for the same periods in the prior year primarily due an increase in accounting and legal fees for acquired centers.

     Provision for uncollectible accounts receivable increased $1,215,992 or 92.1% and $4,103,031 or 133.1% from $1,319,803 and $3,081,638 for the three and nine months ended September 30, 1996 to $2,535,795 and $7,184,669 for the three and nine months ended September 30, 1997. This increase is due to the significant increase in imaging revenues which have a higher bad debt experience than staffing revenues. The imaging segment provision for uncollectible accounts consists of $2,490,125 or 5.7% and $7,130,493 or 6.5% of revenue for the three and nine months ended September 30, 1997 as compared to $1,291,803 or 7.6% and $3,047,890 or 7.4% of revenue in 1996. The decrease in the imaging provision as a percentage of revenue is primarily due to changes in payor mix caused by the acquisition of centers during 1996 and 1997 which generate less personal injury revenues than the Company's mature centers. The staffing segment's provision for uncollectible accounts receivable was immaterial for the three and nine months ended September 30, 1997 and 1996.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
        (continued)

     Corporate general and administrative expense increased by $3,219,836 or 179.0% and $6,880,311 or 131.5% from $1,798,785 and $5,231,759 for the three and nine months ended September 30, 1996 to $5,018,621 and $12,112,070 for the current periods. This increase is primarily due to the expanded business development activities during 1996 and 1997 and the resulting growth. Corporate general and administrative expense for the nine months ended September 30, 1997 includes a non-recurring charge of approximately $185,000 relating to the repayment of certain notes payable in connection with the Senior Note transaction (see Note 4).

     Depreciation and amortization expense was $5,246,290 and $12,587,695 for the three and nine months ended September 30, 1997 compared to $2,004,321 and $4,744,997 for the three and nine months ended September 30, 1996 or an increase of $3,241,969 (161.7%) and $7,842,698 (165.3%), respectively. The imaging center segment accounted for $3,207,000 or 98.9% and $7,753,000 or 98.9% of the increase in aggregate depreciation and amortization expense primarily due to the depreciation expense relating to acquired assets and increased goodwill amortization expense incurred in connection with the acquisitions.

     Interest expense, net for the three and nine months ended September 30, 1997 was $2,565,548 and $5,418,993, respectively compared to $794,550 and
$2,082,133 for the comparable periods last year, an increase of $1,770,998 or 222.9% and $3,336,860 or 160.3%. The increase is primarily due to increases in interest on the debt assumed as part of the 1996 and 1997 Acquisitions, the Senior Notes and higher outstanding balances under convertible debentures offset by scheduled reductions in outstanding principal balances and an increase in interest income earned on invested cash balances.

      Minority interest was ($306,383) and ($499,815) for the three and nine months ended September 30, 1997 compared to $134,641 and $198,923 for the same periods last year. The decrease of $441,024 and $698,738 is primarily due to the acquisition of entities which operate limited partnerships with minority investors such as the NMR centers in August 1996 and the ADI centers in March 1997.

     The provision for income taxes increased $2,377,880 or 206.4% and $6,793,631 or 301.8% from $1,152,295 and $2,251,315 for the three and nine months ended September 30, 1996 to $3,530,175, and $9,044,946 for the same periods in 1997. The Company's effective tax rate for the nine months ended September 30, 1997 increased to 42.8% from 32.2% at September 30, 1996. This increase is due to certain of the Company's existing and acquired centers which give rise to non-deductible goodwill amortization and due to non-deductible business meals and entertainment expense incurred by the Company's StarMed subsidiary.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
        (continued)

     For the reasons described above, the Company's net income for the three and nine months ended September 30, 1997 increased by $2,441,694 or 132.3% and $7,330,794 or 154.3% to $4,287,437 and $12,080,665 from $1,845,743 and
$4,749,871 for the three and nine months ended September 30, 1996.

        The Company believes that the legal and professional fees which have been expended and which it expects to expend in connection with the independent review of related-party transactions and related activities and the provision of interim management services are expected to have a material adverse impact on net income for the fourth quarter of 1997 (See Notes 10 and 11).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net income of $12,080,665 for the nine months ended September 30, 1997 versus net income of $4,749,871 for the comparable period in 1996. At September 30, 1997, the Company's working capital totaled $74,703,197 which includes cash and cash equivalents totaling $25,156,066. Cash provided by operating activities during the nine months ended September 30, 1997 resulted from operating cash flows of $33,201,613, offset by a $36,519,517 net increase in the Company's operating assets and liabilities. The significant increase in operating assets and liabilities relates primarily to accounts receivable, net ($29,395,780) which increased primarily due to (i) higher StarMed receivables caused by a significant revenue increase during the nine months ended September 30, 1997 in comparison to prior quarters; and (ii) increases at imaging centers acquired during the nine months ended September 30, 1997 and 1996.

     Investing activities used $57,137,253 in cash during the first nine months of 1997. The Company used $53,268,034 in cash to acquire additional imaging centers during the nine months ended September 30, 1997. The Company purchased $4,541,627 of equipment and leasehold improvements primarily for imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company's net investments from sales and purchases of short-term investments and marketable securities totaled $5,822,383 during the nine months ended September 30, 1997. The Company invests substantially all of its excess cash balances in institutional funds.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Financing activities provided the Company with net cash totaling $70,264,969. This increase is comprised of $77,113,080 and $9,865,556 in net proceeds from the issuance of the Senior Notes and Additional Senior Notes and sales of diagnostic equipment, respectively offset by normal repayments of debt and capital lease obligations totaling $3,800,215 and $2,273,549, respectively, during the nine months ended September 30, 1997. In addition, the Company repaid $13,764,215 and $13,260,689 of outstanding notes payable and capital lease obligations in conjunction with the Senior Notes transaction and certain acquisitions during the nine months ended September 30, 1997. The Company may refinance certain of its assets using sale/leaseback transactions structures as operating leases during the remainder of 1997.

     The Company has four revolving lines of credit from a third party financing corporation. In May 1996, the Company obtained two $4 million lines and in October 1996, a $4 million line. The lines bear interest at prime plus 1.5% (10% at September 30, 1997) and have a two year term. The Company also has a $7 million capital lease line of credit, which bears interest at the 30-day T-bill rate plus 398 basis points. As of September 30, 1997 no amounts were outstanding under the foregoing lines of credit. The Company has agreed that in order to draw on the foregoing lines it must pledge adequate collateral. Through its StarMed Staffing subsidiary, the Company has a $6 million line which bears interest at prime plus 1.5% (10.0% at September 30, 1997), has a two year term and is collateralized by substantially all of StarMed's accounts receivable. At September 30, 1997, $2,550,000 was outstanding under this line.

        In addition, the Company believes that there are opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. The Company reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive factors, physician referral patterns, location and other factors. The Company's acquisition strategy, based upon its assessment of strategic markets and opportunities, has resulted in the acquisition of 62 imaging centers in 22 separate transactions subsequent to December 31, 1996. The Company intends to pursue the acquisition of additional centers if its analysis of these factors indicate the Company would receive a favorable rate of return from investing in these centers and if the Company is able to finance the costs of such acquisitions. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. The Company is presently seeking additional long-term capital through the issuance of debt or equity securities or through bank or similar financing. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital would adversely affect the Company's ability to acquire additional centers.

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

        In connection with certain of the Company's 1997 Acquisitions in which the Company issued shares of its Common Stock as partial consideration therefor, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In connection with certain of such acquisitions, the Company has granted specific remedies to the sellers in the event the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission ("SEC") within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase such shares issued in connection with such acquisition if the sellers exercise the repurchase rights which are in effect at the time. If registration is not effected by January 1, 1998, the Company may be required to repurchase up to approximately $4.42 million of its Common Stock issued in connection with such acquisitions. In addition, the Company has agreed with the sellers in certain of such acquisitions to pay (in additional shares and/or cash) to the sellers an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement. Based upon the closing sales price of the Company's Common Stock on November 11, 1997 ($9.375 per share), such shortfall would be approximately $5.25 million, which amount may be reduced by up to $1.67 million to the extent certain sellers exercise their repurchase rights referred to above. The Company has filed a registration statement with the SEC covering the shares of Common Stock issued in connection with certain of such acquisitions. Effectiveness of the registration statement is dependent upon, among other matters, the completion of audits of certain acquired facilities. The Company is using its best efforts to cause the registration statement to be declared effective prior to the date the Company would otherwise become obligated to repurchase any shares from such sellers. There can be no assurance that the registration statement will be declared effective by the SEC by such date.

     Subject to matters referred to above, the Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months and on a long term basis.

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

New Accounting Standards
------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"), was issued which established standards for computing and presenting earnings per share. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
Had Statement No. 128 been used the Company would have reported the following unaudited earnings per share for the nine month periods ended:

                                        September 30,    September 30,
                                           1997             1996
                                        -------------    -------------

Earnings per share:
Basic                                  $ .59            $ .50
Fully Diluted                          $ .52            $ .47

Weighted Average Number
  of shares used in computation:
Basic                                  20,347,888      9,429,052
Fully Diluted                          23,083,790     10,863,852

MEDICAL RESOURCES, INC.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2.c.    CHANGES IN SECURITIES
             ---------------------

     The following is a list of equity securities sold by the Company during the nine months ended September 30, 1997 which, pursuant to the exemption covered under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act.

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

MEDICAL RESOURCES, INC.

             ---------------------

        On July 21, 1997, the Company completed a private placement of $18,000,000 of a newly designated Series C Convertible Preferred Stock (the "Preferred Stock") to one institutional investor, RGC International Investors, LDC. The face amount of the Preferred Stock accrues at a rate of 3% per annum from the closing date to the conversion date. The Preferred Stock is convertible from time to time into the Company's Common Stock at a price equal to the lesser of (i) an amount equal to 100% of the average of the closing bid prices of the Company's Common Stock for the five consecutive trading days ending on the fifth trading day preceding a notice of conversion and (ii) $20.70. The Company has agreed to file a registration statement under the Securities Act of 1933 covering the shares of Common Stock issuable upon conversion of the Preferred Stock issued in the private placement. Subject to certain limitations, the Company may require the conversion of all the outstanding Preferred Stock beginning 180 days following the date such registration statement is declared effective by the Securities and Exchange Commission.

        On July 31, 1997, the Company issued to Medical Imaging of Hollywood, Inc. 37,539 shares of the Company's Common Stock as partial consideration for the acquisition of a diagnsotic imaging center in Hollywood, Florida.

        On August 1, 1997, the Company issued to Coral Way MRI, Inc. 92,243 shares of the Company's Common Stock as consideration for the acquisition of a diagnostic imaging center in Miami, Florida.

        On August 13, 1997, the Company issued to Vascular Services, Inc. 7,337 shares of the Company's Common Stock as partial consideration for the acquisition of an imaging center in Jupiter, Florida.

        On August 29, 1997, the Company issued to National Medical Development, Inc. 43,415 shares of the Company's Common Stock as partial consideration for the acquisition of a partnership interest in a partnership which operates one diagnostic imaging center in San Jose, California.

        On September 5, 1997, the Company issued to Magnetic Scans, Inc. 75,281 shares of the Company's Common Stock as consideration for the acquisition of a diagnostic imaging center in Port Charlotte, Florida.

        On September 16, 1997, the Company issued to Bronx MRI Associates and Queens MRI Associates 44,021 shares and 58,694 shares, respectively, of the Company's Common Stock as partial consideration for the acquisition of two diagnostic imaging centers in New York City, New York.

MEDICAL RESOURCES, INC.

             ---------------------

     On September 24, 1997, the Company issued to David L. Condra and Sirrom Investment, Inc. 51,617 shares and 55,549 shares, respectively, of the Company's Common Stock as partial consideration for the acquisition of a software company for radiology information systems in Nashville, Tennessee.

     On September 26, 1997, the Company issued 200,000 shares of the
Company's Common Stock as additional contingent consideration due to the achievement of certain earnings objectives by the Ft. Myers center per the May 17, 1995 Asset Purchase Agreement for the acquisition of the assets of New England MRI, Inc.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

      a.  Exhibits
          --------

          Exhibit 11. Computation of Shares Used For Earnings Per Share Calculation

      b.  Reports on Form 8-K
          -------------------

          On July 2, 1997, the Company filed a Current Report on Form 8-K dated June 26, 1997, reporting under Item 5, that the Company completed a $26,000,000 private placement of Senior Notes.

          On July 9, 1997, the Company filed a Current Report on Form 8-K dated June 30, 1997, reporting under Item 5, that the Company completed the acquisition of substantially all the business assets of Brooklyn Medical Imaging Center, Meadows Medical Management, Inc. and The Staten Island Medical Imaging, Inc.

          On July 24, 1997, the Company filed a Current Report on Form 8-K dated July 21, 1997, reporting under Item 5, that the Company completed a $18,000,000 private placement of preferred stock.

MEDICAL RESOURCES, INC.

           ---------------------------------

           On August 13, 1997, the Company filed a Current Report on Form 8-K/A amending Items 5 and 7 of the Current Report on Form 8-K dated May 30, 1997 and filed June 16, 1997 relating to the Company's acquisitions of Capstone, the Maryland Centers, the Melbourne Center and the Palm Beach Center and including the related financial statements with respect to such entities.

           On September 3, 1997, the Company filed a Current Report on Form 8-K/A amending Item 7 of the Current Report on Form 8-K dated January 9, 1996 and filed on January 24, 1996, as amended on Forms 8-K/A filed on March 19, 1996 and June 27, 1997, relating to the Company's acquisition of substantially all of the business assets of MRI-CT, Inc. and the stock of NurseCare Plus, Inc. and including the related financial statements with respect to such entities.

           On September 3, 1997, the Company filed a Current Report on Form 8-K/A amending Item 7 of the Current Report on Form 8-K dated April 30, 1996 and filed on May 5, 1996, as amended on Forms 8-K/A filed on July 19, 1996 and June 27, 1997, relating to the Company's acquisition of substantially all of the business assets of Americare Imaging Center, Inc., MRI Associates of Tarpon Springs, Inc. and Access Imaging Center, Inc. and the stock of NurseCare Plus, Inc. and including the related financial statements with respect to such entities.

           On September 3, 1997, the Company filed a Current Report on form 8-K/A amending Item 7 of the Current Report on Form 8-K dated August 30, 1996 and filed on September 13, 1996, as amended on Forms 8-K/A filed on June 27, 1997 and September 3, 1997, relating to the Company's merger with NMR and including the related financial statements with respect to NMR.

MEDICAL RESOURCES, INC.

EXHIBIT 11.  COMPUTATION OF SHARES USED FOR EARNINGS PER SHARE
CALCULATION.

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                          --------------------------
                                              1997          1996
                                          ------------- ------------

Primary earnings per share information:

Net income per consolidated statements
 of operations                             $ 12,080,665  $ 4,749,871
Add:- Interest savings from proceeds
      of conversion of outstanding warrants
      and exercise of stock options, net of
      minority interest and income taxes
     Net income used to compute primary     -----------   ----------
     earnings per share                    $ 12,080,665  $ 4,749,871
                                            ===========   ==========


Weighted average number of
 outstanding shares                          20,347,888    9,429,052
Add:- Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                           1,445,835      216,714
    - Incremental shares issuable
      on conversion of convertible
      Preferred stock                           254,198
Weighted average number of shares
 used to compute primary earnings           -----------   ----------
 per share                                   22,047,921    9,645,766
                                            ===========   ==========


Primary earnings per share:
---------------------------
Primary net income per share               $        .55  $       .49
                                            ===========   ==========

MEDICAL RESOURCES, INC.

EXHIBIT 11.  COMPUTATION OF SHARES USED FOR EARNINGS PER SHARE
CALCULATION.

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              -------------------------
                                                  1997           1996
                                              ------------   ----------
Fully diluted earnings per share information:

Net income per consolidated statements
 of operations                                $12,080,665  $ 4,749,871
Add:- Interest savings from proceeds of
      conversion of outstanding warrants
      and exercise of stock options, net
      of minority
      interest and income taxes                                311,000
                                              -----------  -----------

Net income used to compute fully
     diluted earnings per share               $12,080,665  $ 5,060,871
                                              ===========  ===========


Weighted average number of
 outstanding shares                            20,347,888    9,429,052
Add:- Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                             2,459,962      284,956
    - Incremental shares issuable on
      conversion of convertible
      subordinated debentures                                1,149,844
    - Incremental shares issuable on
      conversion of convertible notes              21,742
    - Incremental shares issuable
      on conversion of convertible
      Preferred stock                             254,198
                                              -----------  -----------
 Weighted average number of shares
 used to compute fully diluted
 earnings per share                            23,083,790   10,863,852
                                               ==========   ==========


Fully diluted earnings per share:
---------------------------------
Fully diluted net income per share             $      .52  $       .47
                                               ==========  ===========

MEDICAL RESOURCES, INC.

EXHIBIT 11.  COMPUTATION OF SHARES USED FOR EARNINGS PER SHARE
CALCULATION.

                                                  QUARTER ENDED
                                                  SEPTEMBER 30,
                                            ------------------------
                                                1997          1996
                                            ------------   ---------
 Primary earnings per share information:

Net income per consolidated statements
 of operations                             $  4,287,437  $ 1,845,743
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes            ------------  ------------
     Net income used to compute primary
     earnings per share                    $  4,287,437  $ 1,845,743
                                           ============  ===========



Weighted average number of
 outstanding shares                          21,520,736   10,919,915
Add:- Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                           2,124,277      347,383
    - Incremental shares issuable
      on conversion of convertible
      Preferred stock                           754,305
Weighted average number of shares           -----------  -----------
 used to compute primary earnings
 per share                                   24,399,318   11,267,298
                                            ===========   ==========


Primary earnings per share:
---------------------------
Primary net income per share               $        .18  $       .16
                                            ===========   ==========

MEDICAL RESOURCES, INC.

EXHIBIT 11.  COMPUTATION OF SHARES USED FOR EARNINGS PER SHARE
CALCULATION.

                                                    QUARTER ENDED
                                                    SEPTEMBER 30,
                                             --------------------------
                                                  1997           1996
                                             -------------   ----------

Fully diluted earnings per share information:

Net income per consolidated statements
 of operations                                $ 4,287,437  $ 1,845,743
Add:- Interest savings from proceeds of
      conversion of outstanding warrants
      and exercise of stock options, net
      of minority interest and income taxes                    114,545
                                              -----------  -----------
Net income used to compute fully
     diluted earnings per share               $ 4,287,437  $ 1,960,288
                                              ===========  ===========


Weighted average number of
 outstanding shares                            21,520,736   10,919,915
Add:- Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                             2,460,607      443,175
    - Incremental shares issuable on
      conversion of convertible
      subordinated debentures                                1,330,000
    - Incremental shares issuable on
      conversion of convertible notes              64,516
    - Incremental shares issuable
      on conversion of convertible
      Preferred stock                             754,305
                                              -----------   ----------
 Weighted average number of shares
 used to compute fully diluted
 earnings per share                            24,800,164   12,693,090
                                              ===========  ===========


Fully diluted earnings per share:
---------------------------------
Fully diluted net income per share             $      .17  $       .15
                                              ===========  ===========

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Medical Resources, Inc.


                                        By /s/ Lawrence Ramaekers
                                          ----------------------------------
                                           Lawrence Ramaekers
                                           Acting Chief Executive Officer




                                        By /s/ Dennis T. Currier
                                          ----------------------------------
                                           Dennis T. Currier
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Date: November 14, 1997