Form 10-Q/A
period 1997-09-30
MEDICAL RESOURCES INC /DE/
filed 1997-12-29
CIK 725151

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

                         Commission file number 1-12461
                                                -------

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

                                Amendment No. 1

        The registrant hereby amends its Form 10-Q in its entirety for the Quarter ended September 30, 1997 as set forth herein.

                             MEDICAL RESOURCES, INC.

                                      INDEX

                                                                  Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 1997
            and December 31, 1996                                   3

          Consolidated Statements of Income for the
           nine months ended September 30, 1997 and 1996            5

          Consolidated Statements of Income for the
            three months ended September 30, 1997 and 1996          6

          Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1997 and 1996            7

          Consolidated Statements of Changes in Stockholders'
            Equity                                                 11

          Notes to Consolidated Financial Statements               12

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                34


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                    43

Item 6.   Exhibits and reports on Form 8-K                         45


          Exhibit 11.  Computation of Shares Used For Earnings
                       Per Share Calculation                       47

                        MEDICAL RESOURCES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30,  DECEMBER 31,
                                              1997           1996
                                           ------------   -----------
                                           (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents              $ 25,156,066  $ 15,346,254
    Short-term investments                        ---       1,662,600
    Restricted short-term investments             ---       4,500,000
    Accounts receivable, net                 77,343,077    39,878,380
    Other receivables                        14,373,729     2,290,825
    Other current assets                      3,250,000           ---
    Prepaid expenses                          7,026,504     3,715,092
    Deferred tax assets, net                  1,888,000     3,354,000
                                            -----------   -----------
         Total current assets               129,037,376    70,747,151

Medical diagnostic and office
   equipment, net                            58,434,042    24,397,077
Goodwill, net                               164,738,869    62,638,656
Other assets                                  4,686,331     3,334,839
Deferred tax assets, net                      1,784,089     2,351,089
Restricted cash                               1,359,328     1,045,000
                                            -----------   -----------
   Total assets                            $360,040,035  $164,513,812
                                            ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        MEDICAL RESOURCES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30,   DECEMBER 31,
                                               1997           1996
                                           ------------   ------------
                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments on notes and
  mortgage payable                         $  7,356,228  $  6,728,668
Current installments on capital
  lease obligations                           7,916,173     5,991,626
Accounts payable and
  accrued expenses                           30,990,241    13,070,370
Line of credit                                2,550,000
Income taxes payable                          2,580,020     2,063,860
Other current liabilities                     2,941,517       116,847
                                            -----------   -----------
      Total current liabilities              54,334,179    27,971,371

Senior notes payable                         78,000,000         ---
Notes and mortgage payable,
   less current installments                 18,768,564    12,637,926
Obligations under capital leases,
   less current installments                 24,273,750     8,373,681
Convertible debentures                                      6,988,089
Other long term liabilities                   2,510,316       108,076
                                           ------------   -----------
     Total liabilities                      177,886,809    56,079,143
                                           ------------   -----------
Redeemable common stock                       9,734,441           ---
Minority interest                             9,891,737     2,050,695
                                           ------------   -----------
                                             19,626,178     2,050,695
Stockholders' equity:
   Common stock, $.01 par value;
     authorized 50,000,000 shares,
     21,662,138 issued and outstanding
     at September 30, 1997 and
     18,593,900 issued and 18,326,400
     outstanding at December 31, 1996           217,270       185,939
   Common stock to be issued; 600,000
     shares at December 31, 1996                  ---       1,721,250
   Series C Convertible Preferred Stock,
     $1,000 stated value; 18,000 shares issued
     and outstanding at September 30, 1997
     (liquidation preference of 3% per annum)18,106,500         ---
   Additional paid-in capital               129,273,583   102,927,874
   Unrealized appreciation of investments         ---          25,889
   Retained earnings                         14,929,695     2,955,530
   Less, 267,500 common shares in
     Treasury at December 31, 1996               ---      ( 1,432,508)
                                            -----------   -----------
     Total stockholders' equity             162,527,048   106,383,974
                                            -----------   -----------
Total liabilities and stockholders'
   equity                                  $360,040,035  $164,513,812
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

                             MEDICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             --------------------------
                                                 1997           1996
                                             ----------- --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Income taxes                          $ 3,242,000   $ 1,387,000
      Interest                              $ 5,240,000   $ 1,656,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

    Capital lease obligations assumed
     in connection with acquisitions        $36,240,000   $ 5,802,000
    Note payable obligations assumed
     in connection with acquisitions        $21,911,000    15,482,000
    Capital lease obligations incurred
     for use of equipment                   $ 1,703,000   $ 2,192,000
    Conversion of subordinated debentures
     to Common Stock                        $ 6,997,000   $ 5,862,000
    Issuance of Common Stock in connection
     with acquisitions                      $24,940,000   $42,984,000
    Issuance of warrants in connection
     with acquisitions                      $ 2,025,000   $   974,879
    Issuance of notes payable in connection
     with acquisitions                      $ 2,500,000   $ 2,135,000







The accompanying notes are an integral part of the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997




                                                                           Series C
                                                                 Common    Convertible
                                                      Common    Stock to   Preferred
                                          Total       Stock    Be Issued     Stock
                                       -----------------------------------------------
Balance at December 31, 1996         $ 106,383,974   $ 185,939 $ 1,721,250
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                            1,951,770
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                              600,000          42
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                              500,000         440
Purchase of Capstone Management Group
 Inc. for 79,441 shares of
 Common Stock                            1,000,002         794
Purchase of  Maryland centers
 for 119,166 shares of
  Common Stock                           1,500,000       1,192
Purchase of Wesley
 for 137,222 shares
 of Common Stock                         2,000,000       1,372
Conversion of debentures                 6,635,422      12,707
Sale of investments                        (25,889)
Exercise of stock options and warrants   1,411,772       2,922
Warrants issued in connection with          -
 acquisitions                            2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition         -         6,000  (1,721,250)
Issuance of shares for forgiveness
 of debt                                   150,000          88
Purchase of Coral Way center
 for 92,243 shares of
 Common Stock                            1,650,000         922
Purchase of Port Charlotte center
 for 75,281 shares of
 Common Stock                            1,340,000         753
Purchase of Katz centers
 for 102,715 shares of
 Common Stock                            1,750,000       1,028
Purchase of Dalcon Technologies, Inc.
 for 107,166 shares of
 Common Stock                            1,934,332       1,072
Fort Myers Earnout                       2,675,000       2,000
Preferred shares                        16,965,000                          18,000,000
Accretion to liquidation value              -                                  106,500
Net income                              12,080,665
                                      -------------------------------------------------
                                     $ 162,527,048   $ 217,270    $ -      $18,106,500
                                      =================================================

                                          Additional   Retained    Treasury      Unrealized
                                           Paid-In     Earnings     Shares     Appreciation of
                                           Capital     (Deficit)    at Cost     Investments
                                       --------------------------------------------------------
Balance at December 31, 1996             $ 102,927,874 $ 2,955,530 $ (1,432,508)   $ 25,889
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                                  800,408                1,151,362
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                                  318,812                  281,146
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                                  499,560
Purchase of Capstone Management Group
 Inc. for 79,441 shares of
 Common Stock                                  999,208
Purchase of  Maryland centers
 for 119,166 shares of
 Common Stock                                1,498,808
Purchase of Wesley
 for 137,222 shares
 of Common Stock                             1,998,628
Conversion of debentures                     6,622,715
Sale of investments                                                                 (25,889)
Exercise of stock options and warrants       1,408,850
Warrants issued in connection with           -
 acquisitions                                2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition       1,715,250
Issuance of shares for forgiveness
 of debt                                       149,912
Purchase of Coral Way center
 for 92,243 shares of
 Common Stock                                1,649,078
Purchase of Port Charlotte center
 for 75,281 shares of
 Common Stock                                1,339,247
Purchase of Katz centers
 for 102,715 shares of
 Common Stock                                1,748,973
Purchase of Dalcon Technologies, Inc.
 for 107,166 shares of
 Common Stock                                1,933,260
Fort Myers Earnout                           2,673,000
Preferred shares                            (1,035,000)
                                           -----------
Accretion to liquidation value                             (106,500)
Net income                                               12,080,665
                                 -------------------------------------------------------------
                                         $ 129,273,583 $ 14,929,695      $ -          $ -
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

     Net service revenues are reported when earned at their estimated net realizable amounts from patients, third party payers and others for services rendered based on contractually established rates which include prospective contractual adjustments. These adjustments are recognized at the time the services are rendered. Revenues derived from Medicare and Medicaid are subject to audit. The Company is aware of no pending audits.

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

MEDICAL RESOURCES, INC.

------------------------------------------

     On August 30, 1996, the Company consummated the acquisition of NMR. NMR is engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR common stock was converted into 0.6875 shares of the Company's common stock resulting in the issuance of 4,456,000 shares of the Company's common stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs, including $200,000 in fees and 120,000 warrants, with an exercise price of $9.00, valued at $325,000 for financial advisory services issued to 712 Advisory Services, Inc., an affiliate of the Company's Chairman of the Board (the "Affiliate"), over the fair value of net assets acquired amounted to $35,286,000 and is being amortized on a straight-line basis over 20 years. Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate.

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

     On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,412,000 in cash consideration. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. The excess of the purchase price and direct acquisition costs, including 137,000 warrants, with an exercise price of $10.60, valued at $411,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $15,980,000 and is being amortized on a straight-line basis over 20 years.

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

MEDICAL RESOURCES, INC.

------------------------------------------

     On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California for approximately $2,500,000 in cash and 44,016 shares of the Company's Common Stock valued at $500,000. The shares of the Company's Common Stock are subject to registration rights. The excess of the purchase price and direct acquisition costs, including 55,000 warrants valued at $165,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $3,520,000 and is being amortized on a straight-line basis over 20 years.

     Effective May 1, 1997, the Company acquired Capstone Management Group, Inc. ("Capstone") for approximately $5,330,000 in cash and 397,204 shares of the Company's Common Stock valued at $6,695,904 and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection ($17.925 per share) compared to the market price at effectiveness. The Company must satisfy any deficiency in cash. In the event that the shares are not registered by December 26, 1997, the seller may sell up to $1,000,000 of Company Common Stock back to the Company with the shares valued at the greater of the then market value of the Company's Common Stock or $17.925 per share. The seller has an identical right to sell up to $1,000,000 of Company Common Stock back to the Company at March 3, 1998, and another right to sell shares back to the Company with respect to all remaining shares if the registration statement is not declared effective by June 3, 1998. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. Capstone owned and operated ten diagnostic imaging centers, nine of which are located in the northeast and one located in Ohio. The excess of the purchase price and direct acquisition costs, including 160,000 warrants, with an exercise price of $12.59, valued at $480,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $17,125,000 and is being amortized on a straight-line basis over 20 years.

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

     On June 30, 1997, the Company acquired three diagnostic imaging centers in New York for approximately $4,130,000 in cash and 152,356 shares of the Company's Common Stock valued at $2,546,250. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights. In the event that the registration statement is not declared effective by December 30, 1997, the sellers may sell the shares back to the Company for $2,546,250. In the event the registration statement is declared effective by December 30, 1997, the shares of Common Stock issued in connection with such acquisition are subject to price protection of the issuance price ($16.7125) compared to the market price at effectiveness of the registration statement. The Company may satisfy any deficiency by the delivery of additional shares of Common Stock or by the payment of cash. The excess of the purchase price and direct acquisition costs, including $205,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to approximately $8,125,000 and is being amortized on a straight-line basis over 20 years.

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

   Each of the above acquisitions consummated in 1997 (the "1997 Acquisitions") were accounted for under the purchase method of accounting and reflect preliminary purchase price allocations. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

        The Company, under certain acquisition agreements, provided the seller the right to additional payments, depending upon the value of the issued shares (price protection) at the effectiveness of the registration statement covering such shares. The issuance of additional payments of either cash or additional shares will not increase the cost of such acquisitions, as such issuance will only effect the manner in which the total purchase price of such acquisitions is recorded.

        Under certain acquisition agreements, the Company provided the seller with the right to sell the shares, issued to the seller, back to the Company in the event a registration statement covering such shares is not declared effective by a certain date. Accordingly, such shares, amounting to $9,734,441 have been classified as redeemable common stock in the accompanying financial statements.

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

        The Company is a party to Note Purchase Agreements pursuant to which the Company issued the Senior Notes and Additional Senior Notes (the "Note Agreements"). The Note Agreements provide that the Company may not engage in any transaction with any affiliate, except in the ordinary course of business and upon commercially reasonable terms which are no less favorable to it than those which might be obtained at arms' length with a non-affiliate. If it is determined by the Committee that any of the foregoing related-party transactions were not entered into in compliance with such covenant, the Company believes that it has the ability to cure any default resulting therefrom within thirty days' of the date on which a senior officer of the Company obtains knowledge of the default. If the Affiliate returns any sums ultimately deemed by the Committee to be improper, the Company believes that the defaults, if any, would be cured. Accordingly, the Company does not believe that a default of this covenant in connection with the related-party transactions referred to above will have a material adverse effect on the Company.

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

MEDICAL RESOURCES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

Revenue Recognition
-------------------

     The Company has entered into three forms of contractual agreements to provide equipment, premises, comprehensive management, administration and technical imaging services to independent contractor interpreting physicians for the provision of medical services with respect to radiological modalities. Each type of agreement as more fully described in Note 1 as Type I, Type II and Type III results in the Company bearing different types of business risk for provision of services.

Type I
------

        Under Type I agreements interpreting physicians are required to pay to the Company a charge per procedure performed. The Company bears the risk of amounts being collected equivalent to the proportionate relationship of its charge per procedure and the total charge to the referring physician's patient. The Company has established and recognized reserves for potential uncollectibles.

Type II
-------

        Subsidiaries of the Company have entered into independent contractor agreements to provide radiological services. These independent contractor fees which are based on estimated cash collections are expenses which are only recognized under Type II agreements (such expenses are not recognized in the Company's financial statements under Type I and Type III agreements). Under the Type II structure, the Company has direct agreements with third-party payers at amounts lower than its established rates. The Company bears the risk of uncollectibles and has established reserves for potential uncollectibles.

Type III
--------

        NMR developed centers have entered into agreements with professional associations ("Physicians") comprised of physicians where certain fixed and variable fees are paid to the Company for maintenance and operation of imaging systems resident in offices operated by the Physicians. The Company bears the risk of the Physicians' ability to pay such fees to the Company after the Physicians have fulfilled their other financial obligations.

        Net service revenues are reported when earned at their estimated net realizable amounts from patients, third party payers and others for services rendered based on contractually established rates which include prospective contractual adjustments. These adjustments are recognized at the time the services are rendered. Revenues derived from Medicare and Medicaid are subject to audit. The Company is aware of no pending audits.

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

MEDICAL RESOURCES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

        In connection with certain of the Company's 1997 Acquisitions in which the Company issued shares of its Common Stock as partial consideration therefor, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In connection with certain of such acquisitions, the Company has granted specific remedies to the sellers in the event the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission ("SEC") within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase such shares issued in connection with such acquisition if the sellers exercise the repurchase rights which are in effect at the time. If registration is not effected by January 1, 1998, the Company may be required to repurchase up to approximately $4.22 million of its Common Stock issued in connection with such acquisitions. In addition, the Company has agreed with the sellers in certain of such acquisitions to pay (in additional shares and/or cash) to the sellers an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement. Based upon the closing sales price of the Company's Common Stock on November 11, 1997 ($9.375 per share), such shortfall would be approximately $5.25 million, which amount may be reduced by up to $1.67 million to the extent certain sellers exercise their repurchase rights referred to above. The Company has filed a registration statement with the SEC covering the shares of Common Stock issued in connection with certain of such acquisitions. Effectiveness of the registration statement is dependent upon, among other matters, the completion of audits of certain acquired facilities. The Company is using its best efforts to cause the registration statement to be declared effective prior to the date the Company would otherwise become obligated to repurchase any shares from such sellers. There can be no assurance that the registration statement will be declared effective by the SEC by such date.

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

Date: December 29, 1997