Form 10-K/A
period 1996-12-31
MEDICAL RESOURCES INC /DE/
filed 1998-01-07
CIK 725151

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

                          COMMISSION FILE NO. 1-12461

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                AMENDMENT NO. 4

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 to amend and restate all items in their entirety.

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

                                          Medical Resources Inc.

                                               /s/ Lawrence Ramaekers
                                          By: _________________________________
                                               ACTING CHIEF EXECUTIVE
                                               OFFICER (PRINCIPAL EXECUTIVE
                                                   OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON JANUARY 7, 1998.

              SIGNATURE                     CAPACITY IN WHICH
                                                 SIGNED

         /s/ Gary N. Siegler           Chairman of the
-------------------------------------   Board of
           GARY N. SIEGLER              Directors

       /s/ Lawrence Ramaekers          Acting
-------------------------------------   Chief Executive
           LAWRENCE RAMAEKERS           Officer
                                        (Principal
                                        Executive
                                        Officer)

      /s/ Dennis T. Currier             Chief Financial
-------------------------------------   Officer
          DENNIS T. CURRIER             (Principal
                                        Accounting
                                        Officer)

        /s/ Stephen M. Davis           Director
-------------------------------------
          STEPHEN M. DAVIS

         /s/ Gary L. Fuhrman           Director
-------------------------------------
           GARY L. FUHRMAN

        /s/ John H. Josephson          Director
-------------------------------------
          JOHN H. JOSEPHSON

         /s/ Neil H. Koffler           Director
-------------------------------------
           NEIL H. KOFFLER

                                       Director
-------------------------------------
           PETER J. POWERS

                                       Director
-------------------------------------
           D. GORDON STRICKLAND

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


  Net service revenues are reported when earned at their estimated net realizable amounts from patients, third-party payers and others for services rendered based on contractually established rates which include prospective contractual adjustments. These adjustments are recognized at the time the services are rendered. Revenues derived from medicare and medicaid are subject to audit. The Company is aware of no pending audits.

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


  The warrants the Company issued to the financial consulting firm had an estimated fair value (determined in accordance with FAS No. 123) of $60,000. The fair value of each warrant was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 52%, Expected life 5 years and a risk free interest rate of 5.93% based upon the expected term of the warrants.

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


  On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida for approximately $2,000,000 in cash and 56,670 shares of the Company's Common Stock valued at $600,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection of the issuance price ($10.59 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy and deficiency in such price by the issuance of additional shares of Common Stock. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs (including 57,000 warrants with an exercise price of $10.64 valued at $171,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired is estimated to be approximately $2,440,000 and will be amortized on a straight line basis over 20 years.

  On March 14, 1997, the Company acquired a diagnostic imaging center located in Rancho Cucamonga, California for approximately $2,500,000 in cash and 44,016 shares of the Company's Common Stock valued at $500,000. The shares of the Company's Common Stock are subject to registration rights. The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair values at the date of acquisition. The excess of the purchase price and direct acquisition costs (including 55,000 warrants with an exercise price of $11.25 valued at $165,000 issued to the Affiliate for financial advisory services) over the fair value of net assets acquired is estimated to be approximately $3,520,000 and will be amortized on a straight line basis over 20 years.

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