Form 10-Q/A
period 1997-03-31
MEDICAL RESOURCES INC /DE/
filed 1998-01-07
CIK 725151

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


                                Amendment No. 2

     The registrant hereby amends its Form 10-Q for the Quarter in its entirety ended March 31, 1997 as set forth hererin.

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

   Type II
   -------

        For the consolidated centers which the Company acquired, other than NMR developed centers, subsidiaries of the Company have entered into independent contractor agreements with unaffiliated professional corporations to provide radiological services. Fees paid to the radiologists, based upon cash collections, at these centers are reflected as a component of independent contractor fees in the accompanying statements of operations. The Company has entered directly into agreements, under its Type II structure, with third-party payers that provides for payment to the Company at amounts which differ from its established rate. Services rendered to medicare and medicaid beneficiaries are provided under a prospective payment system which established a reimbursement rate by modality. These rates vary depending upon the type of image rendered. The Company has also entered directly into payment agreements, under its Type II structure, with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes contractually determined discounts from established rates. Accordingly, net service revenue for these acquired centers consists of patient billings adjusted for contractual allowances which have been negotiated with various third party payers. Under Type II agreements, the Company bears the risk of uncollectibles and has established and recognized reserves for potential uncollectibles.

   Type III
   --------

   The centers which NMR developed, Type III agreements have been entered into with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements had terms of up to six years and are renewable at the option of the Company for a period of one year. All Type III agreements are currently operating under one year extensions. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each NMR-installed imaging system in operation. These fees, net of an allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, and the recognition of contractual allowances, which have been negotiated with various third party payers, and uncollectibles for all procedures, including LOP Type services (See
Note 2) constitutes the Company's net service revenues for sites developed by NMR. The fixed and determinable usage fees charged to Physicians amounts to approximately $4,980,000 per annum.

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

     Each of the above acquisitions (the "1997 Acquisitions") were accounted for under the purchase method of accounting and reflect preliminary purchase price allocations. The operations of these acquisitions are included in the unaudited consolidated financial statements from the date of purchase.

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


     In connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differ for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both. Any contingent consideration paid will be accounted for as an incremental component of goodwill which will be amortized over the acquisition remaining goodwill life.

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

9.  Related Parties
-------------------

     The Company pays an annual financial advisory fee to 712 Advisory Services, Inc., an affiliate (the "Affiliate") of the Company's Chairman of the Board. Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate. Such fees amounted to $56,250 for the quarter ended March 31, 1997 and 1996. During the quarter ended March 31, 1997, for financial advisory services rendered by the Affiliate to the Company in connection with the issuance by the Company of the Senior Notes and certain of the 1997 Acquisitions , the Company also paid transaction related advisory fees and expenses of $285,000 and issued to the Affiliate warrants to purchase 449,000 shares of the Company's Common Stock, such warrants have been recorded, at their fair value, as a component of each transaction's purchase price (See Note 3) In connection with the Company's October 1996 Common Stock offering and certain of the 1996 Acquisitions, the Company paid transaction related financial advisory fees and expenses of $363,000 and issued to the Affiliate warrants to purchase 120,000 shares of the Company's Common Stock, such warrants have been recorded, at their fair value, as a component of each transaction's purchase price (See Note 3). The Company believes that the foregoing financial advisory fees were on terms no less favorable than what the Company could have otherwise received from an unaffiliated third party. In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time grants options at fair market value to such individuals. As of March 31, 1997, stock options to purchase 813,666 shares of the Company's Common Stock have been issued to Board members, including the Chairman, who are also associated with or affiliated with the Affiliate. Options to purchase 15,000 shares of the Company's Common Stock have been granted to an individual employed by an affiliate of the Affiliate for consulting services rendered to the Company. The exercise price of warrants issued to the Affiliate were no less than the fair market value of the Company's Common Stock on date of grant.

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

     On May 7, 1997, the Company acquired two diagnostic imaging centers located in Silver Spring and Towson, Maryland for aggregate consideration of $4,300,000; $2,830,000 in cash and 119,166 shares of the Company's Common Stock valued at $1,500,000. The acquisition will be accounted for as purchases, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon fair value at the date of acquisition. The shares of the Company's Common Stock issued in connection with he acquisition are subject to registration rights and price protection of the issuance price ($12.59 per share) compared to the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional shares of Common Stock or by the payment of cash. The excess of the purchase price and direct acquisition costs, including 66,000 warrants, with an exercise price of $12.59, valued at $198,000 issued to the Affiliate for financial advisory services, over the fair value of the assets acquired is estimated to be approximately $4,070,000 and will be amortized on a straight line basis over 20 years.

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

--------------------------------------------------------------------------------



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



                                        Medical Resources, Inc.



                                     By /s/ Lawrence Ramaekers
                                      _________________________
                                       Lawrence Ramaekers
                                       Acting Chief Executive Officer




                                     By /s/ Dennis T. Currier
                                      __________________________
                                       Dennis T. Currier
                                       Chief Financial Officer
                                       (Principal Accounting Officer)





Date: January 7, 1998