Form 10-Q/A
period 1997-06-30
MEDICAL RESOURCES INC /DE/
filed 1998-01-07
CIK 725151

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



                                Amendment No. 2

         The registrant hereby amends its Form 10-Q for the Quarter in its entirety ended June 30, 1997 as set forth herein.

                          MEDICAL RESOURCES, INC.

                                INDEX
                                                                   Page
 PART I.   FINANCIAL INFORMATION


 Item 1.   Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets at June 30, 1997
             and December 31, 1996                                   3
           Consolidated Statements of Income for the
             six months ended June 30, 1997 and 1996                 5

           Consolidated Statements of Income for the
             three months ended June 30, 1997 and 1996               6

           Consolidated Statements of Cash Flows for the
             six months ended June 30, 1997 and 1996                 7

           Consolidated Statements of Changes in Stockholders'
             Equity                                                 11

           Notes to Consolidated Financial Statements               12


 Item 2.   Management's Discussion and Analysis or Plan of
           Operation                                                28


 PART II.  OTHER INFORMATION

 Item 2.   Changes in Securities                                    35

 Item 6.   Exhibits and reports on Form 8-K                         36


           Exhibit 11.  Computation of Shares Used For Earnings
                         Per Share Calculation                      38


                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                         June 30,     December 31,
                                           1997           1996
                                       ------------   ------------
                                       (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents            $ 37,815,225   $ 15,346,254
  Short-term investments                        ---      1,662,600
  Restricted short-term investments             ---      4,500,000
  Accounts receivable, net               61,934,730     39,878,380
  Other receivables                       4,578,879      2,290,825
  Prepaid expenses                        5,737,932      3,715,092
  Deferred tax assets, net                2,374,000      3,354,000
                                       ------------   ------------
    Total current assets                112,440,766     70,747,151
                                       ------------   ------------


Medical diagnostic and office
 equipment, net                          54,176,655     24,397,077
 Goodwill, net                          133,425,459     62,638,656
Other assets                              5,875,521      3,170,684
Deferred tax assets, net                  1,784,089      2,351,089
Restricted cash                           1,359,328      1,045,000
Value of venture contracts                  117,155        164,155
                                       ------------   ------------
   Total assets                        $309,178,973   $164,513,812
                                       ============   ============


 The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                       June 30,    December 31,
                                                                        1997          1996
                                                                    -------------  ------------
                                                                    (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments on notes and
      mortgage payable                                              $  8,940,550  $  6,728,668
    Current installments on capital
      lease obligations                                                5,864,409     5,991,626
    Accounts payable and
      accrued expenses                                                28,316,360    13,070,370
    Line of credit                                                     1,500,000
    Income taxes payable                                               1,178,093     2,063,860
    Other current liabilities                                          1,447,925       116,847
                                                                    ------------  ------------
       Total current liabilities                                      47,247,337    27,971,371

 Senior notes payable                                                 78,000,000           ---
 Notes and mortgage payable,
    less current installments                                         14,876,462    12,637,926
 Obligations under capital leases,
    less current installments                                         16,817,001     8,373,681
 Convertible debentures                                                      ---     6,988,089
 Other long term liabilities                                           2,655,440       108,076
                                                                    ------------  ------------
      Total liabilities                                              159,596,240    56,079,143

 Redeemable common stock                                               8,242,152           ---
 Minority interest                                                    10,585,107     2,050,695
                                                                    ------------  ------------
                                                                      18,827,259     2,050,695
 Stockholders' equity:
    Common stock, $.01 par value;
      authorized 50,000,000 shares,
      20,866,923 issued and
      outstanding at June 30, 1997 and
      18,593,900 issued and 18,326,400
      outstanding at December 31, 1996                                   209,318       185,939
    Common stock to be issued; 600,000
      shares at December 31, 1996                                            ---     1,721,250
    Additional paid-in capital                                       119,797,398   102,927,874
    Unrealized appreciation of investments                                   ---        25,889
    Retained earnings                                                 10,748,758     2,955,530
    Less, 267,500 common shares in
      Treasury at December 31, 1996                                          ---   ( 1,432,508)
                                                                    ------------  ------------
          Total Stockholders' Equity                                 130,755,474   106,383,974
                                                                    ------------  ------------
 Total liabilities and stockholders'
    equity                                                          $309,178,973  $164,513,812
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

                            MEDICAL RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1997


                                                                                Common
                                                                   Common      Stock to
                                                     Total         Stock       Be Issued
                                                -------------------------------------------
Balance at December 31, 1996                     $106,383,974    $185,939    $ 1,721,250
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                                       1,951,770
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                                         600,000          42
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                                         500,000         440
Purchase of Capstone Management Group
 Inc. for 79,441 shares of
 Common Stock                                       1,000,002         794
Purchase of  Maryland centers
 for 119,166 shares of
 Common Stock                                       1,500,000       1,192
Purchase of Wesley
 for 137,222 shares
 of Common Stock                                    2,000,000       1,372
Conversion of debentures                            6,635,422      12,707
Sale of investments                                   (25,889)
Exercise of stock options and warrant                 241,967         744
Warrants issued in connection with                       -
 acquisitions                                       2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition                   -          6,000     (1,721,250)
Issuance of shares for forgiveness
 of debt                                              150,000          88
Net income                                          7,793,228
                                                -------------------------------------------
                                                 $130,755,474    $209,318   $          -
                                                 ============    ========   ===============

                                                  Additional       Retained       Treasury         Unrealized
                                                   Paid-In         Earnings        Shares         Appreciation of
                                                   Capital         (Deficit)      at Cost          Investments
                                         --------------------------------------------------------------------------
Balance at December 31, 1996                  $  102,927,874       $ 2,955,530    $ (1,432,508)    $      25,889
Purchase of Jacksonville center
 for 215,000 shares of
 Common Stock                                        800,408                         1,151,362
Purchase of West Palm Beach center
 for 56,670 shares of
 Common Stock                                        318,812                           281,146
Purchase of Rancho Cucamonga center
 for 44,016 shares of
 Common Stock                                        499,560
Purchase of Capstone Management Group
 Inc. for 79,441 shares of
 Common Stock                                        999,208
Purchase of  Maryland centers
 for 119,166 shares of
 Common Stock                                      1,498,808
Purchase of Wesley
 for 137,222 shares
 of Common Stock                                   1,998,628
Conversion of debentures                           6,622,715
Sale of investments                                                                                      (25,889)
Exercise of stock options and warrants               241,223
Warrants issued in connection with
 acquisitions                                      2,025,000
Common Stock issued in
 connection with Ft. Myers acquisition             1,715,250
Issuance of shares for forgiveness
 of debt                                             149,912
Net income                                                           7,793,228
                                         --------------------------------------------------------------------------
                                               $ 119,797,398     $  10,748,758    $          -     $           -
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

MEDICAL RESOURCES, INC.

-------------------------------------------


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

     On June 30, 1997, the Company acquired three diagnostic imaging centers in New York for approximately $4,130,000 in cash and 152,356 shares of the Company's Common Stock valued at $2,546,250. The shares issued in connection with such acquisition are subject to registration rights. In the event the registration statement is not declared effective by December 30, 1997, the sellers may sell the shares back to the Company for $2,546,250. In the event the registration statement is declared effective by December 30, 1997, the shares of Common Stock issued in connection with such acquisition are subject to price protection of the issuance price ($16.7125) compared to the market price at effectiveness of the registration statement. The Company may satisfy any deficiency by the delivery of additional shares of Common Stock or by the payment of cash. The excess of the purchase price and direct acquisition costs (including $205,000 in financial advisory fees paid to the Affiliate), over the fair value of net assets acquired amounted to approximately $8,125,000 and is being amortized on a straight-line basis over 20 years.

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

     Under certain acquisition agreements, the Company provided the seller with the right to sell the shares, issued to the seller, back to the Company in the event a registration statement covering such shares is not declared effective by a certain date. Accordingly, such shares, amounting to $8,242,152 have been classified as redeemable common stock in the accompanying financial statements.

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


In connection with the private placements of the 1995 Debentures and the 1996 Debentures, the Company paid $247,500 and $356,650, respectively, in placement agent fees and expenses to an investment banking firm. Mr. Gary L. Fuhrman, a drector of the Company, is an executive officer and director of such investment banking firm.

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

MEDICAL RESOURCES, INC.

------------------------------------------

    The Convertible Preferred Shares convert into the Company's Common Stock at the lesser of (i) $20.70 per Common Share or (ii) the value per Common Share determined by dividing the stated value of the Convertible Preferred Shares, plus 3% per annum to the date of conversion, by the average of the daily closing bid prices for the Company's Common Stock for the five (5) consecutive trading day period ending five (5) trading days prior to the date of conversion. If the average closing price of the Company's Common Stock (the "Closing Price") for any ten (10) consecutive trading days does not exceed $12.25 (the "Floor Price"), the Holder of the Convertible Preferred Shares may not convert into Common Stock, such restriction to be for no more than thirty (30) days in the aggregate. If the Closing Price does not exceed the Floor Price for 30 consecutive calendar days, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company for 110% of the stated value plus 3% per annum. The Holders are subject to volume restrictions which prohibit the sale of more than 25% of the daily or weekly trading volume in any such period, unless certain circumstances exist. The liquidation preference of each Convertible Preferred Share is $1,000 plus 3% per annum. Holders of the Convertible Preferred Shares are entitled to limited voting rights. In connection with the Convertible Preferred Shares placement, the Company paid $967,000 in financial advisory fees and expenses to an investment banking firm. Mr. Gary Fuhrman, a director of the Company, is an executive officer and director of such investment banking firm.

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


                                Medical Resources, Inc.


                                By /s/ Lawrence Ramaekers
                                  -------------------------
                                   Lawrence Ramaekers
                                   Acting Chief Executive Officer


                                By /s/ Dennis T. Currier
                                   ---------------------------
                                   Dennis T. Currier
                                   Chief Financial Officer
                                   (Principal Accounting Officer)



Date: January 7, 1998