Form 10-K
period 1997-12-31
MEDICAL RESOURCES INC /DE/
filed 1998-06-01
CIK 725151

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 1-12461

                            MEDICAL RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                                 13-3584552
(STATE OF INCORPORATION)                                      (IRS EMPLOYER)
                                                            IDENTIFICATION NO.)

155 STATE STREET, HACKENSACK, NJ                                   07601
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 488-6230 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                              TITLE OF EACH CLASS


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [  ]        No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At May 26, 1998, 22,925,277 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $50,920,781.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not Applicable.


================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Medical Resources, Inc. ("Medical Resources" and collectively with its subsidiaries, affiliated partnerships and joint ventures, the "Company") specializes in the operation and management of fixed-site outpatient diagnostic imaging centers, and also provides temporary healthcare staffing services to acute and sub-acute care facilities. Through its Diagnostic Imaging division, the Company currently operates 98 outpatient diagnostic imaging centers located in the Northeast (58), Southeast (24), the Midwest (11) and California (5), and provides network management services to managed care organizations. The Company has grown rapidly and has increased the number of diagnostic imaging centers it operates from 39 at December 31, 1996 to 98 at May 26, 1998. The Company, through its wholly-owned subsidiary, Dalcon Technologies, Inc. ("Dalcon"), also develops and markets software products and systems for the diagnostic imaging industry. Through the Per Diem and Travel Nursing divisions of its wholly-owned subsidiary, StarMed Staffing, Inc. ("StarMed"), the Company also provides temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide.

     Diagnostic Imaging Division. The Company's diagnostic imaging centers provide diagnostic imaging services in a comfortable, service-oriented outpatient environment to patients referred by physicians. At each of its centers, the Company provides management, administrative, marketing and technical services, as well as equipment, technologists and facilities, to physicians who interpret scans performed on patients. Medical services at the Company's imaging centers are provided by board certified interpreting physicians, generally radiologists, with whom the Company enters into contracts. Of the Company's 98 centers, 84 provide magnetic resonance imaging. Many of the Company's centers also provide some or all of the following services: computerized tomography, ultrasound, nuclear medicine, general radiology, fluoroscopy and mammography.

     The Company's goal is to become the leading operator of fixed-site outpatient diagnostic imaging centers in the United States. The number of outpatient diagnostic imaging centers in the United States is estimated to have grown from approximately 700 in 1984 to approximately 2,500 as of December 31, 1997. Ownership of fixed-site outpatient diagnostic imaging centers is highly fragmented, with no dominant national provider. The Company believes that the environment faced by diagnostic imaging center operators is characterized by an increased influence of managed care organizations, rising business complexity, growing control over patient flows by payors, and continued overall reimbursement pressures, all of which have been and will continue to require center owners to seek operational efficiencies. In addition, the Company believes that public and private reforms in the healthcare industry emphasizing cost containment and accountability will continue to shift the delivery of imaging services from highly fragmented, individual or small center operators to companies operating larger multi-modality networks of centers.

     The Company intends, over time, to capitalize on the fragmented nature of the diagnostic imaging center industry through the acquisition of additional centers. The Company's strategy has also been to seek to expand the scope and efficiency of its operations at its existing and acquired facilities by: (i) leveraging the geographic concentration of its centers; (ii) expanding the imaging services offered by its centers by upgrading existing technology and adding new modalities; (iii) applying sophisticated operating, financial and information systems and procedures; (iv) utilizing targeted local marketing programs; and (v) developing its network management services to address more fully the needs of managed care organizations.

     Dalcon is a developer and provider of software system applications to diagnostic imaging center operators. Through its proprietary radiology information system, ICIS, Dalcon provides the Company's imaging centers, as well as imaging centers owned and/or operated by third-parties, with information system development, service and support specifically designed for the administration and operation of imaging centers, including patient scheduling, registration, transcription, film tracking, billing, and insurance claim processing. The Company purchased Dalcon in September 1997. By the end of June 1998, the substantial majority of the Company's imaging centers are expected to be fully integrated and operating on Dalcon's ICIS system. In addition, in February 1998, Dalcon entered into a multi-year agreement with HealthSouth Corporation, pursuant to which Dalcon is to install its ICIS information system at all of HealthSouth's imaging centers not currently using it.

     Per Diem and Travel Nursing Divisions. The Company's temporary staffing business, StarMed, was founded in 1978 and acquired by the Company in August 1994. StarMed's Per Diem staffing division provides registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities through 35 offices located in 16 states as of March 31, 1998. StarMed's Travel Nursing division is operated from a central office in Clearwater, Florida and provides registered nurses and operating room technicians for periods usually ranging from 8 to 26 weeks. StarMed commenced its Per Diem operations in March 1995 and, since that time, it has opened 31 offices, acquired 4 staffing companies operating six additional offices and consolidated the operations of two other offices. The Company's growth strategy for its temporary staffing business includes offering new services to clients, expanding the number of markets served by StarMed's Per Diem division and acquiring other companies in the temporary healthcare staffing industry in selected markets.

     On March 31, 1998, the Company announced that it had retained SBC Warburg Dillon Read ("Dillon Read") to assist the Company with respect to exploring strategic alternatives for (and the possible sale of) its StarMed Temporary Staffing and Per Diem business.

     Medical Resources was incorporated in Delaware in August 1990 and has its principal executive office at 155 State Street, Hackensack, New Jersey 07601, telephone number (201) 488-6230. Prior to the Company's incorporation, the Company's operations, which commenced in 1979, were conducted by corporations which are now among its subsidiaries.

DIAGNOSTIC IMAGING SERVICES INDUSTRY

OVERVIEW

     Imaging centers have played a vital role in the healthcare delivery system by offering diagnostic services such as Magnetic Resonance Imaging ("MR"), Computerized Tomography ("CT"), Ultrasound, Nuclear Medicine, Mammography and X-ray in an outpatient setting. Diagnostic imaging procedures are used to diagnose diseases and physical injuries through the use of various imaging modalities. The use of non-invasive diagnostic imaging has grown rapidly in recent years because it allows physicians to diagnose quickly and accurately a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, risky and potentially debilitating for patients. In addition, diagnostic imaging is increasingly being used as a screening tool for preventative care. While conventional X-ray continues to be the primary imaging modality based on the number of procedures performed, the use of MR and CT procedures has increased due to their more sophisticated diagnostic capabilities. The Company believes that utilization will continue to increase because of the growth in demand for diagnostic imaging services as well as the introduction of new diagnostic imaging procedures involving new or existing modalities.

EQUIPMENT AND MODALITIES

     Diagnostic imaging systems are generally based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-rays to the advanced technologies of MR, CT, Ultrasound, Nuclear Medicine and Mammography. The principal diagnostic imaging modalities used by the Company include the following:

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

     Computerized Tomography. CT is used to detect tumors and other conditions affecting bones and internal organs. CT provides higher resolution images than conventional X-rays. In a CT, a computer directs the movement of an X-ray tube to produce multi-cross sectional images of a particular organ or area of the body.

     Ultrasound. Ultrasound has widespread application, particularly for procedures in obstetrics, gynecology and cardiology. Ultrasound imaging relies on the computer-assisted processing of sound waves to develop images of internal organs and the vascular system. A computer processes sound waves as they are reflected by body tissue, providing an image that may be viewed immediately on a computer screen or recorded continuously or in single images for further interpretation.

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

     General Radiology and Fluoroscopy (X-ray). The most frequently used type of imaging equipment in radiology utilizes "X-rays" or ionizing radiation to penetrate the body and record images on film. Fluoroscopy uses a video viewing system for real time monitoring of the organs being visualized.

     Mammography. Mammography is a specialized form of radiology equipment using low dosage X-rays to visualize breast tissue. It is the primary screening tool for breast cancer.

IMAGING CENTER LOCATION AND OWNERSHIP STRUCTURE

     The following table sets forth certain information concerning the imaging centers operated by the Company. Imaging centers that are not 100% owned by the Company, through a wholly-owned subsidiary, are typically owned by limited partnership or other business entities in which a subsidiary of the Company is the sole general partner or manager. The equity ownership interest shown includes general and limited partnership interests or other equity interests owned by the Company. For the centers not wholly owned by the Company, the Company is generally paid a management fee based on services provided under management agreements with the imaging center's ownership entity.


                                                                                                  OWNER-
                                                                           OPERATED               ------
LOCATION                           NAME                                   SINCE (1)              SHIP(2)       MODALITIES(3)
--------                           ----                                   ---------              -------       -------------
Northeast Region (58)
  Englewood, NJ............ Englewood Imaging Center                   December 1979             100%     MR, CT, US, R, F, M
  Marlton, NJ.............. MRImaging of South Jersey                  July 1984                91.0%     MR
  Union, NJ................ Open MRI of Union                          August 1984              79.7%     MR
  Morristown, NJ........... MRImaging of Morristown                    December 1984            94.2%     MR
  Philadelphia, PA......... Academy Imaging Center                     January 1986             97.7%     MR, CT, US, NM, R, F, M
  Allentown, PA............ MRImaging of Lehigh Valley                 May 1986                 95.9%     MR
  Clifton, NJ.............. Clifton Medical Imaging Center             June 1987                 100%     MR, CT, US, NM, R, F, M
  Yonkers, NY.............. Inter-County Imaging                       September 1987           65.0%     MR, CT, US, R, F, M
  West Orange, NJ(4)....... Northfield Imaging                         January 1991              100%     MR, CT, US, NM, R, F, M
  Bel Air, MD.............. Colonnade Imaging Center                   November 1991            62.9%     MR, CT, US, NM, R, F, M
  Jersey City, NJ.......... M.R. Institute at Midtown                  July 1992                 100%     MR
  Brooklyn, NY............. Advanced MRA Imaging Associates            January 1993              100%     MR, CT, US, NM, R, F, M
  Seabrook, MD............. Seabrook Radiological Center               April 1995               87.1%     MR, CT
  Hackensack, NJ........... Hackensack Diagnostic Imaging              June 1995                 100%     MR, CT, US, R, F, M
  Bronx, NY................ Westchester Square Imaging                 January 1996              100%     MR, CT
  New York, NY............. MRI-CT Scanning of Manhattan               January 1996              100%     MR, CT, US, R, M
  Centereach, NY........... Open MRI of Centereach                     July 1996                 100%     MR
  Garden City, NY.......... Open MRI at Garden City                    November 1996             100%     MR
  East Setauket, NY........ Open MRI at Smith Haven                    November 1996             100%     MR
  Newark, NJ............... Imaging Center of the Ironbound            December 1996             100%     MR
  North Bergen, NJ......... The MRI Center at Palisades                March 1997                9.0%     MR
  Kearny, NJ............... West Hudson MRI Associates                 March 1997               25.0%     MR
  Cranford, NJ............. Cranford Diagnostic Imaging                March 1997               75.0%     MR, CT, US, M
  Montvale, NJ............. Montvale Medical Imaging                   March 1997               13.8%     MR, CT, US, R, F, M
  Randolph, NJ............. Morris-Sussex MRI                          March 1997               20.0%     MR
  Totowa, NJ............... Advantage Imaging at Totowa Road           March 1997               15.0%     MR
  Dedham, MA............... MRI of Dedham                              March 1997               35.0%     MR
  Seekonk, MA.............. RI-MASS MRI                                March 1997                5.0%     MR
  Chelmsford, MA........... MRI of Chelmsford                          March 1997               65.0%     MR
  Parlin, NJ............... Parlin Diagnostic Imaging                  May 1997                  100%     CT, US, R, F, M
  Vineland, NJ............. South Jersey MRI                           May 1997                  100%     MR
  Baltimore, MD............ Baltimore Open MRI                         May 1997                  100%     MR
  Silver Springs, MD....... Accessible MRI of Montgomery Cty           May 1997                  100%     MR
  Towson, MD............... Accessible MRI of Baltimore County         May 1997                  100%     MR, CT
  Trevose, PA.............. Bensalem Open MRI                          May 1997                  100%     MR
  Philadelphia, PA......... Callowhill Open MRI                        May 1997                  100%     MR
  Broomall, PA............. Mainline Open MRI                          May 1997                  100%     MR

  Langhorn, PA............. Oxford Valley Diagnostic Center            May 1997                  100%     MR, CT, US, NM, R, F, M
  Springfield, PA.......... Springfield Diagnostic Imaging Center      May 1997                  100%     MR, CT, US, NM, R, F, M
  Philadelphia, PA......... Lansdowne Medical Center                   May 1997                  100%     R
  Havertown, PA............ Manoa Radiology                            May 1997                  100%     CT, US, NM, R, F, M
  Havertown, PA............ Haverford MRI                              May 1997                  100%     MR
  Broomall, PA............. Lawrence Park Radiology Center             May 1997                  100%     R
  Havertown, PA............ Pick & Levine Radiology                    May 1997                  100%     US, R, F, MM
  Philadelphia, PA......... Northeast Imaging                          May 1997                  100%     MR, CT, US, NM, R, F, M
  Philadelphia, PA......... South Phildelphia Radiology Center         May 1997                  100%     MR, CT, US, NM, R, F, M
  Philadelphia, PA......... Union Health Radiology                     May 1997                  100%     R, M
  Philadelphia, PA......... Juaniata Park                              May 1997                  100%     R
  Albany, NY............... Albany Open MRI                            May 1997                  100%     MR
  Syracuse, NY............. Syracuse Open MRI                          May 1997                  100%     MR
  Brooklyn, NY - Ave P..... Brooklyn Medical Imaging Center            June 1997                 100%     MR, CT, US, NM, R, F, M
  Brooklyn, NY - Midwood... Brooklyn Medical Imaging Center            June 1997                 100%     US, R, F, M
  Flushing, NY............. Meadows Mid-Queens Imaging Center          June, 1997                100%     MR, CT, US, R, M
  Staten Island, NY........ Staten Island Medical Imaging Center       June, 1997                100%     MR, CT
  Bronx, NY................ MRI of the Bronx                           September 1997            100%     MR, CT
  Flushing, NY............. MRI of Queens                              September 1997            100%     MR
  Philadelphia, PA......... Germantown MRI Center                      September 1997            100%     MR
  Philadelphia, PA......... Diamond Radiology                          September 1997            100%     R
Southeast (24)
  St. Petersburg, FL....... Magnetic Resonance Associates              July 1984                80.2%     MR
  Naples, FL............... Gulf Coast MRI                             June 1993                 100%     MR
  Fort Myers, FL........... Fort Myers MRI Central                     May 1995                  100%     MR, CT
  Fort Myers, FL........... Fort Myers MRI South                       May 1995                  100%     MR
  Cape Coral, FL........... Cape Coral MRI                             September 1996            100%     MR
  Naples, FL............... Naples MRI                                 September 1996            100%     MR
  Titusville, FL........... MRI of North Brevard                       September 1996            100%     MR
  Sarasota, FL............. Sarasota Outpatient MRI &                  September 1996            100%     MR, CT
                                Diagnostic Center
  Tampa, FL................ Americare MRI                              May 1996                  100%     MR
  Tampa, FL................ Americare Imaging                          May 1996                  100%     CT, US, R, F, M
  Clearwater, FL........... Access Imaging                             May 1996                  100%     MR, CT
  Melbourne, FL............ South Brevard Imaging                      January 1997              100%     MR
  Jacksonville, FL......... MRI Center of Jacksonville                 February 1997             100%     MR
  West Palm Beach, FL...... The Magnet of Palm Beach                   March 1997                100%     MR, CT, US, NM, R, F, M
  Monticello, AR (5)....... Monticello Center                          May 1997                  (5)      R
  Ocala, FL (5)............ Ocala Center                               May 1997                  (5)      R
  Miami, FL................ Coral Way MRI                              August 1997               100%     MR
  Sarasota, FL............. Gulf Side Open MRI                         August 1997               100%     MR
  Jupiter, FL.............. MRI of Jupiter                             August 1997               100%     MR, R
  Bradenton, FL............ Magnetic Imaging Center of Manatee         August 1997               100%     MR
  Hollywood, FL............ Open MRI of South Florida                  August 1997               100%     MR
  Tampa, FL................ Northside Imaging & Breast Care Center     August 1997               100%     MR
  Venice, FL............... Venice Imaging & MRI Center                August 1997               100%     MR, CT, US, R, F, M
  Port Charlotte, FL....... The MRI Center of Charlotte County         September 1997            100%     MR
Midwest (11)
  Chicago, IL.............. MRImaging of Chicago                       April 1987               87.2%     MR
  Chicago, IL.............. Open MRI of Chicago                        June 1992                79.6%     MR, CT, US, NM, R, F, M
  Oak Lawn, IL............. Oak Lawn MR & Imaging Center               January 1994              100%     MR, CT, US, R, F, M
  Des Plaines, IL.......... Golf MRI & Diagnostic Imaging Center       January 1995             75.0%     MR, CT, US, NM, R, F, M
  Libertyville, IL......... Libertyville Imaging Center                January 1995              100%     MR
  Chicago, IL.............. Central Diversey Imaging Center            January 1996              100%     MR
  Centerville, OH.......... Dayton Open MRI                            May 1997                  100%     MR
  Warren, OH............... Advanced Radiology/Access MRI              October 1997              100%     MR, CT, US, R, F, M
  Austintown, OH........... Austintown X-Ray                           October 1997              100%     CT, US, R, F, M
  Boardman, OH............. Boardman X-Ray/MRI                         October 1997              100%     MR, CT, US, R, F, M
  Youngstown, OH........... Western Reserve Imaging Center             October 1997              100%     CT, US, R, F, M
California (5)
  Long Beach, CA........... Pacific MRI                                January 1997              100%     MR
  San Clemente, CA......... OceanView Radiology Center                 January 1997              100%     MR, CT, US, R, F, M
  Rancho Cucamonga, CA..... Grove Diagnostic Imaging                   March 1997                100%     MR, CT, US, NM, R, F, M
  San Jose, CA............. Diagnostic Imaging Network                 August 1997               51%      MR, CT, US, NM, R, F, M
  San Jose, CA............. O'Connor MRI                               August 1997               60%      MR, CT

(1)  Operated by the Company or NMR of America, Inc. since such date.

(2)  Represents the Company's ownership interest in the respective centers.
(3)  Modalities are magnetic resonance imaging (MR), computerized tomography
     (CT), ultrasound (US), nuclear medicine (NM), radiology (R), fluorscopy (F) and mammography (M).
(4) Includes the operation of the Livingston Breast Care mammography unit which is located at the Northfield Imaging Center.
(5) The Company manages the operations of a radiology facility under the terms of a management agreement.

     Where it deems it economically attractive, the Company may further increase its ownership of its non-wholly-owned centers by acquiring additional minority interests in such centers, but there can be no assurance that the Company will be successful in so doing. The Company has also added new imaging equipment modalities to certain centers and plans to continue this strategy in those situations where the Company believes that such additions are economically justified.

     Each center consists of a waiting/reception area and one room per modality, dressing rooms, billing/administration rooms and radiologist interpreting rooms. The size of the Company's centers generally ranges from 1,500 to 11,400 square feet.

GROWTH STRATEGY AT EXISTING AND ACQUIRED CENTERS

     Leveraging Geographic Concentration. The Company has developed clusters of imaging centers in certain geographic areas that enable it to improve the utilization of its centers by attracting business from larger referral sources, such as managed care organizations, due to the Company's ability to meet the quality, volume and geographical coverage requirements of these payors. The Company intends, over time, to increase its center concentration in existing markets to attract additional referrals of this type and to expand into new geographic areas, through acquisitions, in order to attract additional managed care and other contracts.

     Expanding Imaging Services Offered. The Company expands the imaging services it offers by upgrading existing technology and adding new modalities at selected centers. In 1997 and to date in 1998, the Company upgraded technology and expanded service modalities at 15 centers. The Company's imaging centers utilize state of the art imaging equipment for which new applications are continually being developed. New developments and system upgrades frequently have the ancillary benefit of reducing imaging time and thus increasing capacity of the centers' imaging equipment. The development and improvement of diagnostic quality "open" MR systems have expanded the public acceptance and potential market for MR imaging services. The Company currently operates 32 centers that provide MR imaging services using "open" systems and the Company plans to expand this coverage in markets where it believes such expansion is economically justified.

     Apply Sophisticated Operating, Financial and Information Systems and Procedures. The Company provides management expertise, financial and operating controls, and capital resources to its centers in an attempt to optimize their performance. The financial systems and operating procedures of acquired centers are, over time, integrated with those of the Company. In that regard, the Company is presently completing the installation of the ICIS system developed by Dalcon in substantially all of its centers. The ICIS system will enable the Company to standardize reporting of each center and provide management with on-line access to its centers nationwide. The Company expects installation of the ICIS system and the related training to be substantially complete by the end of June 1998. In addition, the Company is able to achieve economies of scale and provide cost savings in developing managed care contracts and negotiating group purchasing of goods and services.

     Utilize Targeted Localized Marketing. The Company develops and coordinates marketing programs which center managers, sales representatives and affiliated interpreting physicians utilize to establish referral relationships and to maximize facility usage and reimbursement yield. The Company's marketing programs emphasize the capabilities of its imaging equipment, the quality and timeliness of the imaging results and reports, and the high level of patient and referring physician service.

     Develop Network Management Services. The Company plans to develop and expand further its network management services business. As a network manager, the Company enters into contracts with managed care organizations to coordinate the demand for imaging services and to provide certain administrative functions related to the delivery of such services. The Company includes certain of its centers in these networks and believes that the inclusion of these centers in the networks will increase their utilization. In addition, the Company believes that its network management services enhance its relationships with managed care organizations and its ability to enter into additional contracts with such entities.

CENTER OPERATIONS AND IMAGING SERVICES PROVIDED BY THE COMPANY

     General. The Company's diagnostic imaging centers provide diagnostic imaging services in a comfortable, service-oriented environment located mainly in an outpatient setting to patients referred by physicians. Of the Company's 98 centers, 84 provide magnetic resonance imaging, which accounts for a majority of the Company's diagnostic imaging revenues. Many of the Company's centers also provide some or all of the following services: Computerized Tomography, Ultrasound, Nuclear Medicine, General Radiology and Fluoroscopy and Mammography.

     Interpreting Physician Arrangements. At each of the Company's centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician"), generally consisting of radiologists, with whom the Company enters into independent contractor agreements. Pursuant to these agreements, the Company, among other duties, provides to the Physician Group the diagnostic imaging facility and equipment, performs all marketing and administrative functions at the centers and is responsible for the maintenance and servicing of the equipment and leasehold improvements. The Physician Group is solely responsible for, and has complete and exclusive control over, all medical and professional services performed at the centers, including, most importantly, the interpretation of diagnostic images, as well as the supervision of technicians, and medical-related quality assurance and communications with referring physicians.

     Insofar as the Physician Group has complete and exclusive control over the medical services performed at the centers, including the manner in which medical services are performed, the assignment of individual physicians to center duties and the hours that physicians are to be present at the center, the Company believes that the Interpreting Physicians who perform medical services at the centers are independent contractors. In addition, Physician Groups that furnish professional services at the centers generally have their own medical practices and, in most instances, perform medical services at non-Company related facilities. The Company's employees do not perform professional medical services at the centers. Consequently, the Company believes that it does not engage in the practice of medicine in jurisdictions that prohibit or limit the corporate practice of medicine. The Company performs only administrative and technical services and does not exercise any control over the practice of medicine by physicians at the centers or employ physicians to provide medical services. The Company is aware of three Interpreting Physicians who own a nominal percentage of three limited partnerships that are managed and partially owned by the Company.

     As part of its administrative responsibilities under the terms of the Interpreting Physician agreements, the Company is responsible for the administrative aspects of billing and collection functions at the centers. Certain third-party payor sources, such as Medicare, insurance companies and managed care organizations, require that they receive a single or "global" billing statement for the imaging services provided at the Company's centers. Consequently, billing is done in the name of the Physician Group because such billings include a medical component. The Physician Group grants a power of attorney to the Company authorizing the Company to establish bank accounts using the Physician Group's name related to that center's collection activities and to access such accounts. In states where permitted by law, such as Florida, the Company generally renders bills in the center's name. In such circumstances, the Physician Group has no access to associated collections.

     The Company recognizes revenue under its agreements with Interpreting Physicians in one of three ways: (I) the Company receives a technical fee for each diagnostic imaging procedure performed at the center, the amount of which is fixed based upon the type of the procedure performed; (II) the Company pays the Interpreting Physicians a fixed percentage of fees collected at the center, or a contractually fixed amount based upon the specific diagnostic imaging procedures performed; or, (III) the Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent for the affiliated physician association and for administrative and technical services performed at the centers and the affiliated physician association pays the Physician Group based upon a percentage of the cash collected at the center. All of such amounts and the basis for payments are negotiated between the Physician Group and the Company.

     The fees received or retained by the Company under the three types of agreements with Interpreting Physicians described above, expressed as a percentage of the gross billings net of contractual allowances for the imaging services provided, range from 78% to 93% for the agreements described in item
(I), 80% to 93% for the agreements described in item (II) and 80% to 89% for the agreements described in item (III). The agreements generally have terms ranging from one to ten years. For additional information pertaining to the Company's arrangements with Interpreting Physicians, see Note 1 to the Company's Consolidated Financial Statements--Revenue Recognition.

     Sales And Marketing. The Company develops and coordinates marketing programs which center managers, sales representatives, affiliated Interpreting Physicians and corporate managers utilize in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. These marketing programs identify and target selected market segments consisting of area physicians with certain desirable medical specialties and reimbursement yields. Corporate and center managers determine these market segments based upon an analysis of competition, imaging demand, medical specialty and/or payor mix of each referral from the local market. The Company also directs marketing efforts at managed care organizations.

     Managed care organizations are becoming an increasingly important factor in the diagnostic imaging industry, and, consequently, the Company places major emphasis on cultivating and developing relationships with such organizations. The Company employs industry professionals who have significant experience in dealing with managed care and other providers. The Company believes that the geographic concentration of its centers, the presence of multi-modality centers in all of its regions, its ability to offer cost effective services and its experience in developing relationships with various managed care organizations will constitute a competitive advantage with managed care organizations.

     Personal Injury Revenue.   A significant percentage of the Company's net
service revenues from imaging centers is derived by providing imaging services to individuals involved in personal injury claims, mainly involving automobile accidents. Imaging revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 24% of the Diagnostic Imaging business net service revenues for 1997. Due to the greater complexity in processing receivables relating to personal injury claims with automobile insurance carriers (including dependency on the outcome of settlements or judgements for collections directly from such individuals), such receivables typically require a longer period of time to collect, compared to the Company's other receivables and, in the experience of the Company, incur a higher bad debt expense.

     While the collection process employed by the Company varies from jurisdiction to jurisdiction, the processing of a typical personal injury claim generally commences with the Company obtaining and verifying automobile, primary health and secondary health insurance information at the time services are rendered. The Company then generates and sends a bill to the automobile insurance carrier, which under state law, typically has an extended period of time (usually up to 105 days) to accept or reject a claim. The amount of documentation required by the automobile insurance carriers to support a claim is substantially in excess of what most other payors require and carriers frequently request additional information after the initial submission of a claim. If the individual is subject to a co-payment or deductible under the automobile insurance policy or has no automobile insurance coverage, the Company generally will bill the individual's primary and secondary health policies for the uncovered balance. The automobile insurance carrier may reject coverage or fail to accept a claim within the statutory time limit on the basis of, among other reasons, the failure to provide complete documentation. In such circumstances, the Company may pursue arbitration, which typically takes up to 90 days for a judgment, to collect from the carrier.

     The Company will then pursue collection of the remaining receivable from the individual. Although the Company attempts to bill promptly after providing services and typically requests payment upon receipt of invoice, the Company generally defers aggressive collection efforts for the remaining balance until the individual's claim is resolved in court, which frequently takes longer than a year and may take as long as two or three years. Consequently, the Company's practice is to attempt to obtain a written assurance from the individual and the individual's legal counsel, under which the individual confirms in writing his or her obligation to pay the outstanding balance regardless of the outcome of any settlement or judgment of the claim. If the settlement or judgment proceeds received by the individual are insufficient to cover the individual's obligation to the Company, and the individual does not otherwise satisfy his or her liability to the Company, the Company either (i) accepts a reduced amount in full satisfaction of the individual's outstanding obligation, or (ii) commences collection proceedings, which may ultimately result in the Company taking legal action to enforce its collection rights against the individual regarding all uncollected accounts. As a result of the foregoing, the average age of receivables relating to personal injury claims is greater than for non-personal injury claim receivables.

     Managed Care Capitation Agreements. The Company has entered into a number of "capitated contracts" with third party payors which typically provide for the payment of a fixed fee per month on a per member basis, without regard to the amount or scope of services rendered. Because the obligations to perform service are not related to the payments, it is possible that either the cost or the value of the services performed may significantly exceed the fees received, and there may be a significant period between the time the services are rendered and payment is received. While only approximately 2% of the Company's 1997 net service revenues were derived from capitated contracts, and although the Company carefully analyzes the potential risks of capitation arrangements, there can be no assurances that any capitated contracts to which the Company is or may in the future become a party will not generate significant losses to the Company.

     In addition, certain types of capitation agreements may be deemed a form of risk contracting. Many states limit the extent to which any person can engage in risk contracting, which involves the assumption of a financial risk with respect to providing services to a patient. If the fees received by the Company are less than the cost of providing the services, the Company may be deemed to be acting as a de facto insurer. In some states, only certain entities, such as insurance companies, HMOs and independent practice associations, are permitted to contract for the financial risk of patient care. In such states, risk contracting in certain cases has been deemed to be engaging in the business of insurance. The Company believes that it is not in violation of any restrictions on risk bearing or engaging in the business of insurance. If the Company is held to be unlawfully engaged in the business of insurance, such finding could result in civil or criminal penalties or require the restructuring of some or all of the Company's operations, which could have a material adverse effect upon the Company's business.

     Billings And Collections. Under the Interpreting Physician agreements, the Company is generally responsible for preparing and submitting bills per imaging study performed. The preparation and submission of bills is completed by each center, or by a regional billing office, generally on behalf of and in the name of the appropriate Interpreting Physician. Prior to 1998, each center was also responsible for collecting its own receivables and pursuing any parties that were delinquent in payment of their bills. In February 1998, the Company commenced a restructuring of its collection efforts for the purpose of ultimately consolidating all collection activities within four or more regional collection offices. The restructuring is in response to the need to improve overall collection results and controls, and to better coordinate collection efforts previously employed by individual centers (especially where third parties had been retained to manage the center's collection efforts), as well as the need to integrate the Company's 1997 acquisitions and to insure consistent Company-wide collection policies and practices.

     Management Information Systems. The Company acquired Dalcon in September 1997. By the end of June 1998, a substantial majority of the Company's imaging centers are expected to be fully operating on Dalcon's ICIS radiology information system. The ICIS radiology information system is designed to, among other things, enhance the efficiency and productivity of the Company's centers, lower operating costs, facilitate financial controls, increase reimbursement and assist in the analysis of sales, marketing and referral data. The ICIS system provides on-line, real-time information, reporting and access to managers with respect to billing, patient scheduling, marketing, sales, accounts receivable, referrals and collections, as well as other matters.

     Healthcare Reform and Cost Reduction Efforts. Third-party payors, including Medicare, Medicaid, managed care/HMO organizations and certain commercial payors have taken extensive steps to contain or reduce the costs of healthcare. In certain areas, the payors are subject to regulations which limit the amount of payments. Discussions within the Federal government regarding national healthcare reform are emphasizing containment of healthcare costs. In addition, certain managed care organizations have negotiated capitated payment arrangements for imaging services. Under capitation arrangements, diagnostic imaging service providers are compensated using a fixed rate per member of the managed care organization regardless of the number of procedures performed or the total cost of rendering diagnostic services to the members. Services provided under these contracts are expected to become an increasingly significant part of the Company's business. The inability of the Company to properly manage the administration of capitated contracts could materially adversely effect the Company. Although patients are ultimately responsible for payment of services rendered, substantially all of the Company's imaging centers' revenues are derived from third-party payors. Successful reduction of reimbursement amounts and rates, changes in services covered, delays or denials of reimbursement claims, negotiated or discounted pricing and other similar measures could materially adversely affect the Company's respective imaging centers' revenues, profitability and cash flow.

        The Company's management believes that overall reimbursement rates will continue to gradually decline for some period of time due to factors such as the expansion of managed care organizations and continued national healthcare reform efforts. The Company enters into contractual arrangements with managed care organizations which, due to the size of their membership, are able to command reduced rates for services. The Company expects these agreements to increase the number of procedures performed due to the additional referrals from these managed care entities. However, there can be no assurance that the increased volume of procedures associated with these contractual arrangements will offset the reduction in reimbursement rate per procedure.

ACQUIRED CENTERS; COMMON STOCK REPURCHASE OBLIGATIONS.

     Since 1996, the Company has grown by aggressively acquiring imaging centers and integrating their operations. The Company has acquired 92 imaging centers through 27 acquisitions since January 1, 1996. When the Company acquires an imaging center, it generally acquires assets relating to the provision of technical, financial, administrative and marketing services which support the provision of medical services performed by the Interpreting Physicians. Such assets typically include equipment, furnishings, supplies, tradenames of the center, books and records, contractual rights with respect to leases, managed care and other agreements and, in most instances, accounts receivable. Other than with respect to such accounts receivable for services performed by the acquired company, the Company does not acquire any rights with respect to or have any direct relationship, with patients. Patients have relationships with referral sources who are the primary or specialty care physicians for such patients. These physicians refer their patients to diagnostic imaging centers which may include the Company's centers where Interpreting Physicians, under independent contractor agreements, provide professional medical services. The Company's acquired imaging centers do not constitute either a radiology, primary care or specialty care medical practice. In connection with an acquisition of a center, the Company will generally enter into an agreement, as described above, with a Physician Group to act as an independent contractor to perform medical services at the center.

     In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that a registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission (the "SEC") within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of May 26, 1998, the Company had not registered any shares of Common Stock issued in connection with the Company's 1997 acquisitions under a registration statement declared effective by the SEC. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheets related to shares that the Company may be required to repurchase. From January 1, 1998 through May 26, 1998, the Company paid $3,275,000 to sellers who exercised their rights to have 179,000 shares of Common Stock repurchased. In addition, the Company expects to become obligated to pay an additional $5,763,000 during the remainder of 1998 in connection with the settlement of certain repurchase obligations of the Company subject to, under certain circumstances, the consent of the Senior Note holders. See "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES."

     In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement. Based upon the closing sales price of the Company's Common Stock on May 26, 1998 ($3 1/16 per share), such shortfall would be approximately $9,634,000, which amount may be reduced by up to $5,977,000 to the extent certain sellers exercise their repurchase rights referred to above.

     In connection with certain of the Company's acquisitions, the Company has also agreed with certain sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differs for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both.

     Although the Company has the option, in certain of such cases, to pay certain of such amounts in shares of Common Stock, payment of significant cash funds to sellers in the event such remedies or earnout provisions are triggered could have a material adverse effect on the Company's cash flow and financial condition. In addition, the Company may be required to finance all or a portion of any such cash payments from third-party sources. No assurance can be given that such capital will be available on terms acceptable to the Company. In addition, the issuance by the Company of shares of Common Stock in payment of any such owed amounts could be dilutive to the Company's stockholders.

TEMPORARY HEALTHCARE STAFFING INDUSTRY

OVERVIEW

     The demand for supplemental per diem staffing services in the healthcare market is being driven by a variety of factors in the acute and sub-acute care segments. The increasing presence of managed care and the rapid evolution of technology has dramatically reduced the average length of stay in acute care hospitals. The dynamics of this reduction in length of stay has made the task of staffing a facility difficult. Many hospitals are reducing the number of full time staff and managing the peak periods by utilizing per diem nursing services. The attractiveness of utilizing per diem services is the ability to monitor and regulate expenses more closely. When a hospital adds full time staff, it makes a commitment in salary and benefits which it can avoid with per diem services. With the emphasis on outpatient care, the needs of the hospital's admitted patients have increased which subsequently requires a high level of critical care nursing skills. Due to the intense environment of critical care units, turnover is a significant challenge for a hospital. The ability to utilize per diem services to address the needs of these units is becoming increasingly advantageous to hospitals. In addition, the number of nursing home beds continues to increase each year in an attempt to meet the needs of the country's aging population. The ability of nursing services to recruit and place qualified nursing assistants and licensed practical nurses in these facilities who are available on a day by day or part time basis is a great benefit to this client base. Nursing homes, like hospitals, are regulated on a state by state basis and are required to maintain a specific patient to caregiver ratio. Per diem services provide experienced employees who are productive on their first assignment, compared to new graduates who may require extensive orientation.

     The demand for travel nursing is being driven by dynamics similar to that of the per diem market. In most cases, the client utilizes travel nurses when they require additional personnel for an extended period of time. Examples of this would be the opening of a new satellite facility, an information system conversion that might divert existing hospital employees from other duties and, in many cases, a severe local market shortage for a specific nursing specialty. Additionally, in areas of the country that have significant population changes tied to seasonality, such as Florida during the winter months, the utilization of travel nurses is an economic alternative.

Temporary Healthcare Staffing Services Provided by StarMed

     Through its Per Diem and Travel Nursing divisions, StarMed provides temporary staffing to acute and sub-acute care facilities nationwide. StarMed's Per Diem staffing division provides registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities currently through 35 offices located in 16 states. StarMed's Travel Nursing division operates from a central office in Clearwater, Florida and provides registered nurses and operating room technicians nationwide for periods ranging from eight to twenty-six weeks. StarMed's travel nursing personnel are relocated from their place of residence to the hospital location for the period of an assignment. StarMed employs the travel nursing staff under short-term employment agreements, provides accommodations, travel reimbursements and other benefits central to employees and bills the client on an hourly basis.

     StarMed commenced its Per Diem operations in March 1995 and, since that time, it has opened 31 offices, acquired 4 staffing companies operating six additional offices and consolidated the operations of two other offices. The Company's growth strategy for its temporary staffing business includes offering new services to clients, expanding the number of markets served by StarMed's Per Diem division and acquiring other companies in the temporary healthcare staffing industry in selected markets.

     Clients And Marketing. StarMed has entered into agreements with client hospitals nationwide to provide temporary staffing of healthcare personnel. These hospitals, which are both for-profit and not-for-profit, range from small rural hospitals to major teaching and trauma centers. StarMed's Per Diem division markets its services primarily through its own direct sales force.

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

     Recruitment. Temporary staff are recruited through advertising in industry publications, job fairs, referrals and other methods. All applicants for employment are screened to ensure they have the required practical current experience and skills, valid licenses and positive references. StarMed believes that temporary assignments are attractive for nurses and other medical personnel because they provide competitive compensation, the ability to work in various clinical environments during the course of the year and flexible work schedules.

     Upon receiving an order from a client for a travel nursing position, StarMed utilizes a sophisticated software application program to match available candidates to the client's order. The application program considers a number of unique hiring criteria established by the client and also certain general criteria established by StarMed. Suitable candidates are then presented to the client for temporary staffing assignments.

COMPETITION

     Each of the Company's business segments is highly competitive. In the Company's diagnostic imaging business, competition focuses primarily on attracting physician referrals at the local market level and, increasingly, referrals through relationships with managed care and physician/hospital organizations. The Company believes that principal competitors in each of the Company's markets are hospitals, independent or management company-owned imaging centers, individual-owned imaging centers and mobile MR units. Many of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. Competition for referrals can also be affected by the ownership or affiliation of competing centers or hospitals.

     StarMed competes for client's business with other providers of temporary staffing. StarMed also competes for the limited number of available qualified staff. Within the temporary staffing industry, StarMed competes with several companies which are larger and may possess greater financial resources than StarMed. Competition for hospital clients is generally based upon the ability to provide qualified nurses and medical personnel on a timely basis at competitive prices. Location of assignment, nature of clinical responsibilities, compensation and benefits are generally the principal factors considered by nurses and medical personnel in deciding whether to accept a temporary assignment.

GOVERNMENT REGULATION

     The healthcare industry is highly regulated at the Federal, state and local levels. The following factors affect the Company's operation and development activities:

Certificates Of Need, Licensing And Certification


     Many of the states in which the Company currently operates or may operate have laws that may require a certificate of need ("CON") in certain circumstances to establish, construct, acquire or expand healthcare facilities and services or for the purchase, expansion or replacement of major movable equipment, including outpatient diagnosis imaging centers utilizing MR or other major medical equipment. At the present time, the CON laws of New Jersey, New York, Illinois, Florida, Maryland and California pertain to the Company's activities. In states with CON programs, regulatory approvals are frequently required for capital expenditures exceeding certain amounts, if such expenditures relate to certain types of medical services or equipment.


     State CON statutes generally provide that prior to construction of new facilities or the introduction of new services, a state health planning agency (a "Planning Agency") must determine that a need exists for those facilities or services. The CON process is intended to promote comprehensive healthcare planning, assist in providing high quality health care at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities that are needed will be built.


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


     The necessity for these CON approvals serves as a barrier to entry in certain markets which the Company wishes to service and has the potential to increase the costs and delay the Company's acquisition, addition or expansion of centers. A CON program or similar requirement has the potential to curtail the Company's expansion which could have a material adverse effect on the Company's future growth.

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


     In addition to the CON programs and Federal certification described above, the operations of outpatient imaging centers are subject to Federal and state regulations relating to licensure, standards of testing, accreditation of certain personnel and compliance with government reimbursement programs. The operation of these centers requires a number of Federal and state licenses, including licenses for personnel and certain equipment. Although the Company believes that currently it has obtained or is in the process of obtaining all such necessary CON approvals and licenses, the failure to obtain a required approval could have a material adverse effect on the Company's diagnostic imaging business. The Company believes that diagnostic testing will continue to be subject to intense regulation at the Federal and state levels and cannot predict the scope and effect of such regulation nor the cost to the Company of such compliance.

Medicare Anti-Kickback Provisions

     The Federal Medicare and Medicaid Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of patients covered by Medicare, Medicaid or certain other Federal and state healthcare programs, or in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid or certain other Federal and state healthcare programs. Violation of the Anti-Kickback Statute is punishable by substantial fines, imprisonment for up to five years, or both. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Protection Act") provides that persons guilty of violating the Anti-Kickback Statute may be excluded from the Medicare or Medicaid programs. Investigations leading to prosecutions and/or program exclusion may be conducted by the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS").

     The OIG has issued "safe harbor" regulations which describe practices that will not be considered violations of the Anti-Kickback Statute. The fact that a particular arrangement does not fall within a safe harbor does not mean that the arrangement does not comply with the Anti-Kickback Statute. The safe harbor regulations simply provide a guarantee that qualifying arrangements do not violate this federal law. They do not extend the scope of the statutory prohibitions. Thus, arrangements that do not qualify for safe harbor protection are in largely the same position as they were prior to the promulgation of these regulations, meaning that they must be carefully evaluated in light of the provisions of the Anti-Kickback Statute itself. To the extent possible, the Company will structure its agreements with referral sources, such as physicians to comply with applicable safe harbors, but there are no assurances that it will be able to so with every contract. Further, these safe harbor regulations have so far been relatively untested in practice. No assurances can be given that a Federal or state agency charged with enforcement of the Anti-Kickback Statute and similar laws might not assert a contrary position or that new Federal or state laws or new interpretation of existing laws might not adversely affect relationships established by the Company with healthcare providers, including physicians, or result in the imposition of penalties on the Company or certain of its centers. The assertion of a violation, even if successfully defended by the Company, could have a material adverse effect upon the Company.

Corporate Practice Of Medicine And Fee Splitting

     The laws of many states prohibit unlicensed, non-physician-owned entities or corporations from performing medical services or physicians from splitting fees with non-physicians. The Company is unlicensed for certain of its services. The Company does not believe however, that it engages in the unlawful practice of medicine or the delivery of medical services in any state where it is prohibited, and is not licensed to practice medicine in states which permit such licensure. Professional medical services, such as the interpretation of MRI scans, are separately provided by independent contractor Interpreting Physicians pursuant to agreements with the Company. The Company performs only administrative and technical services and does not exercise control over the practice of medicine by physicians or employ physicians to provide medical services. However, in many jurisdictions, the laws restricting the corporate practice of medicine and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there can be no assurance that, upon review, some of the Company's activities would not be found to be in violation of such laws. If such a claim were successfully asserted against it, the Company could be subject to civil and criminal penalties and could be required to restructure its contractual relationships. In addition, certain provisions of its contracts with Interpreting Physicians, including the payment of management fees and restrictive covenants could be held to be unenforceable. Such results or the inability of the Company to restructure its contractual relationships could have a material adverse effect upon the Company.

Stark Law Prohibition On Physician Referrals

     The Federal "Stark Law" as amended in 1993 provides that when a physician has a "financial relationship" with a provider of "designated health services" (including, among other activities, the provision of MR and other radiology services which are provided by the Company), the physician will be prohibited from making a referral of Medicaid or Medicare patients to the healthcare provider, and the provider will be prohibited from billing Medicare or Medicaid, for the designated health service. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to its amendment in 1993 (when it only applied to clinical laboratories). Draft regulations for the provisions of the Stark Law applicable to MR and other radiology services were issued in January, 1998. Submission of a claim that a provider knows, or should know, is for services for which payment is prohibited under the amended Stark Law, could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each service billed, and possible exclusion from the Medicare and Medicaid programs.


     The Stark Law provides exceptions from its prohibition for referrals which include certain types of employment, personal service arrangements and contractual relationships. The Company continues to review all aspects of its operations and endeavors to comply in all material respects with applicable provisions of the Stark Law. Due to the broad and sometimes vague nature of this law, the ambiguity of related regulations, the absence of final regulations, and the lack of interpretive case law, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of the Stark Law.

False Claims Act

     A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the False Claims Act, civil damages may include an amount that is three times the government's loss plus $5,000 to $10,000 per claim. Actions to enforce the False Claims Act may be commenced by a private citizen on behalf of the Federal government, and such private citizens receive between 15 and 30 percent of the recovery. Efforts have been made to assert that any claim resulting from a relationship in violation of the Anti-Kickback Statute or the Stark Law is false and fraudulent under the False Claims Act.
The Company carefully monitors its submissions to HCFA and all other claims for reimbursement to assure that they are not false or fraudulent.

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

     The Company continues to review all aspects of its operations and endeavors to comply in all material respects with applicable provisions of the Anti-Kickback Statute, the Stark Law and applicable state laws governing fraud and abuse as well as licensing and certification. Due to the broad and sometimes vague nature of these laws and requirements, the evolving interpretations of these laws (as evidenced by the recent draft regulations for the Stark Law), there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these regulatory provisions. Further, there can be no assurance that new laws or regulations will not be enacted, or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse effect on the Company, or that Federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities, which might adversely affect the Company's business.

Regulations Affecting StarMed

  StarMed has obtained all material necessary licenses to conduct business in the states where required. Temporary staff are also subject to various occupational and professional licensing laws that apply to medical professionals. Many states have temporary staff laws requiring training, monitoring and regulating of medical professionals.

  Because the services of StarMed's temporary staff are paid for directly by the client hospitals, StarMed is not subject to the reimbursement, billing and collection procedure required by the existence of government and private third party payors as is the case with respect to the Company's diagnostic imaging centers.


EMPLOYEES

     As of December 31, 1997, the Company had approximately 1,277 full time employees. This number does not include the healthcare personnel contracted by StarMed for its Per Diem and Travel Nursing divisions. The Company is not a party to any collective bargaining agreements and considers its relationship with its employees to be good.

INSURANCE

     The nature of the services provided by the Company expose the Company to risk that certain parties may attempt to recover from the Company for alleged wrongful acts committed by others. As a result of this risk, the Company maintains malpractice and professional liability insurance for both its Imaging and Temporary Healthcare Staffing Divisons, as well as workmen's compensation insurance, comprehensive and general liability coverage, fire, allied perils coverage and professional liability insurance in amounts deemed adequate by management to cover all potential risk. There can be no assurance that potential claims will not exceed the coverage amounts, that the cost of coverage will not substantially increase or require the Company to insure itself or that certain coverage will not be reduced or become unavailable.

ITEM 2.  PROPERTIES

     The Company leases its 36,133 square foot principal and executive offices pursuant to two leases with terms of five years and four years, respectively,
remaining.   The building also houses the Company's Hackensack imaging center.
The Company's 98 imaging centers range in size from approximately 1,500 to 11,400 square feet. Each center consists of a waiting/reception area and one room per modality, dressing rooms, billing/administration rooms and radiologist interpreting rooms. The Company owns the real property in which certain of its centers operate, and leases its remaining centers under leases which expire from December 1997 through October 2002 and, in certain instances, contain options to renew. StarMed's 35 per diem staffing offices lease approximately 14,000 square feet of office space in the aggregate under various lease terms expiring through December 1999. The Company believes that if it were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3.  LITIGATION

     As described below under ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, the Company and certain of its officers and directors have been named as defendants in several actions filed in state and federal court arising out of the events also described below under Item 13 and in the Company's Current Report on Form 8-K filed by the Company on November 10, 1997, involving, among other matters, allegations against the Company with respect to related-party transactions and securities fraud.

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

     The legal proceedings described above are in their preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of those proceedings.

     In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the such other litigation will not have an material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.  FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Market Information and Stock Price

     The Company's Common Stock had been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market, under the symbol MRII, since November 3, 1995, and on the NASDAQ SmallCap Market prior thereto. Since April 20, 1998, the Company's Common Stock has traded under the symbol MRIIE to reflect the fact that Nasdaq had commenced proceedings to determine whether or not the Company's Common Stock should continue to be traded on the Nasdaq Stock Market as a result of the Company's failure to file its Annual Report on Form 10-K for the year ended December 31, 1997 in a timely manner. On May 14, 1998, representatives of the Company attended a hearing before a Nasdaq Qualifications Hearing Panel to review the Company's failure to comply with NASDAQ's ongoing listing requirements. On May 29, 1998, the Company was advised that the Panel determined to continue the listing of the Company's Common Stock on The Nasdaq Stock Market subject to certain conditions. The Company must file its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 on or before June 12, 1998 and must evidence compliance with either Nasdaq's minimum net tangible assets test or one of Nasdaq's alternative requirements by July 24, 1998. Regarding the filing of the Form 10-Q, management intends for the Company to be in a position to file the Quarterly Report by June 12th in order to satisfy the date-of-filing condition set by the Panel for continuing listing. Notwithstanding the foregoing, no assurance can be given at this time that this filing deadline will be met.

     Based on the closing price for the Company's Common Stock on May 26, 1998 ($3-1/16) and the Company's net tangible assets as of December 31, 1997, the Company does not currently satisfy either Nasdaq's minimum net tangible assets requirement or one of the alternative requirements for continued listing, which include, among other things, a minimum bid price for the Common Stock of $5.00 per share. In order to satisfy the continued listing requirements, on or before July 24, 1998, the Company intends to submit for shareholder approval a reverse stock split, if necessary, in order to meet or exceed the $5.00 minimum bid price. In event the Company does not satisfy either the minimum net tangible assets requirement or is unable to effect a reverse stock split sufficient to meet or exceed the $5.00 per share requirement, the Panel will consider moving the Common Stock to The Nasdaq SmallCap Market, provided the Company is able to demonstrate compliance with the applicable maintenance criteria. There can be no assurance that the Common Stock will meet the continued listed requirements for the Nasdaq Stock Market.

     The following table sets forth for the periods indicated below the high and low bid prices per share of the Common Stock as reported by NASDAQ:

                                                                   HIGH                  LOW
                                                                   ----                  ---
1996
  First Quarter.......................................             $ 6 3/8               $ 4 5/8
  Second Quarter......................................             $10 1/4               $ 6
  Third Quarter.......................................             $ 9 1/4               $ 6 1/4
  Fourth Quarter......................................             $11 3/4               $ 7
1997
  First Quarter.......................................             $12 1/8               $ 9 5/8
  Second Quarter......................................             $17 1/8               $10 3/8
  Third Quarter.......................................             $20                   $15 1/8
  Fourth Quarter......................................             $20 5/8               $ 8 5/32
1998
  First Quarter.......................................             $11 1/16              $ 4 7/8
  Second Quarter (through May 26, 1998)...............             $ 6 1/4               $ 2 1/4

     As of the close of business on May 26, 1998, the last reported sales price per share of the Company's Common Stock was $3 1/16.

     There were 433 holders of record of the Company's Common Stock at the close of business on May 26, 1998. Such number does not include persons, whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

     No cash dividends have been paid on the Company's Common Stock since the organization of the Company and the Company does not anticipate paying dividends in the foreseeable future. The payment by the Company of cash dividends is limited by the terms of the agreement related to its issuance of senior notes. The Company currently intends to retain earnings for future growth and expansion opportunities.

     The following is a list of securities sold by the Company during the period covered by this Report on Form 10-K not previously included in the Company's Quarterly Reports which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act:

     On November 5, 1997, the Company granted to Jay Alix & Associates ("Jay Alix") warrants to purchase 25,000 shares of Common Stock with an exercise price of $18.125 per share, 25,000 shares of Common Stock with an exercise price of $21.00 per share and 25,000 shares of Common Stock with an exercise price of $25.00 per share. The Warrants have an 18-month term and were granted in connection with the execution by Jay Alix of an interim management services agreement with the Company.

     On December 29, 1997, the Company entered into a $15 million credit facility with DVI Financial Services Inc. (the "Facility"). The Facility provides for two advances to the Company, one for $8 million and the other for $7 million. In consideration for making the Facility available to the Company, the lender received warrants to purchase an aggregate of 100,000 shares of Common Stock at a exercise price based upon 110% of the average market prices over a period prior to the issuance of the warrants. In the event that the lender refuses to make the second advance, warrants to purchase 46,667 shares of Common Stock will be canceled.

     On December 30, 1997, the Company issued warrants to acquire 817,000 shares of Common Stock at an exercise price equal to $11.62 per share to RGC International, LDC. The warrants were issued in lieu of certain monetary penalties incurred by the Company as a result of its failure to comply with the provisions of a registration rights agreement entered into in connection with the sale by the Company of $18,000,000 of Series C Convertible Preferred Stock to RGC International, LDC. See ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated historical financial data of the Company is derived from the Company's consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions. The information in the table and the notes thereto should be read in conjunction with "ITEM 7 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Consolidated Financial Statements and notes thereto.

                                                                             For the Years Ended December 31,
                                                               --------------------------------------------------------
                                                                 1997        1996      1995         1994         1993
(in thousands except supplemental and per share data)
STATEMENT OF OPERATIONS DATA:
Net service revenues...................................         $202,386   $ 93,785  $ 51,993      $  45,178   $45,242
Operating income (loss)................................          (19,136)    14,693     7,507          1,036       287
Income (loss) from continuing operations
 before extraordinary item.............................          (31,239)     7,254     4,143         (1,093)   (2,055)
Income (loss) from continuing operations
 Per common share:
    Basic..............................................            (1.62)      0.64      0.54          (0.15)    (0.32)
    Diluted............................................            (1.62)      0.59      0.53          (0.15)    (0.32)

SUPPLEMENTAL DATA:
Number of consolidating imaging
 centers at end of period..............................               98         39        11              8         8
Total procedures at consolidated
 imaging centers.......................................          527,477    209,970   124,302        101,460    86,686

BALANCE SHEET DATA
Working capital surplus (deficit)                               $(58,174)  $ 42,775  $ 10,738       $  5,834   $ 3,365
Total assets...........................................          338,956    164,514    44,136         40,372    40,881
Long term debt and capital lease
 obligations (excluding current
 portion)..............................................           37,900     21,011    11,157         13,415    19,034
Convertible debentures.................................                -      6,988     4,350              -         -
Stockholders equity....................................          126,904    106,384    16,966         11,872    12,939

Earnings per share amounts for prior periods, including related quarters, have been restated to conform to the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Recognition
-------------------

          At each of the Company's diagnostic imaging centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician"), generally consisting of radiologists with whom the Company has entered into independent contractor agreements. Pursuant to these agreements, the Company has agreed to provide equipment, premises, comprehensive management and administration, including responsibility for billing and collection of receivables, and technical imaging services to the Interpreting Physician.

          Net service revenues for the Diagnostic Imaging segment are reported, when earned, at their estimated net realizable amounts from patients, third party payors and others for services rendered at contractually established billing rates which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates (referred to as "contractual allowances") are recognized in the determination of net service revenues at the time services are rendered. Subject to the foregoing, the Company's diagnostic imaging centers recognize revenue under one of the three following types of agreements with Interpreting
Physicians:

          Type I - The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share
of the estimated uncollectible amount.   Type I net service revenues for 1997
were $80,818,000, or 56% of Diagnostic Imaging segment revenues.

          Type II - The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physicians fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount. Type II net service revenues for 1997 were $55,016,000, or 38% of Diagnostic Imaging segment revenues.

          Type III - The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors. Type III net service revenues for 1997 were $8,342,000, or 6% of Diagnostic Imaging segment revenues.

          Revenues derived from Medicare and Medicaid are subject to audit by such agencies. The Company is not aware of any pending audits.

          The fees received or retained by the Company under the three types of agreements with Interpreting Physicians described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 93% for the Type I agreements, 80% to 93% for the Type II agreements and 80% to 89% for the Type III agreements. These agreements generally have terms ranging from one to ten years.

          The Company also recognizes revenue from temporary nurse staffing and radiology information systems. Such revenues are recognized on an accrual basis as earned.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

     For the year ended December 31, 1997, total Company net service revenues were $202,386,000 versus $93,785,000 for the year ended December 31, 1996, an increase of $108,601,000 or 116%.

     Net service revenues for the Diagnostic Imaging segment increased $79,650,000, or 123%, to $144,412,000 in 1997 from $64,762,000 in 1996, due primarily to revenues of $60,849,000 contributed by centers acquired during 1997. Revenues at imaging centers acquired during 1996 increased $20,585,000, or 93%, to $42,617,000 in 1997 from $22,032,000 in 1996 primarily as a result of the timing of the 1996 acquisitions, partially offset by an increase of $5,896,000 in the estimated provision for uncollectible amounts related to Type III centers. Revenues at imaging centers that were operated by the Company for all of 1997 and 1996 decreased $1,784,000, or 4%, to $40,946,000 in 1997 from
$42,730,000 in 1996, primarily as a result of higher contractual allowances in 1997 and relatively constant procedure volumes.

     Diagnostic Imaging segment revenues in 1997 were adversely affected by higher contractual allowance estimates, including a component related to the ultimate collectibility of amounts related to the Company's Type III revenue. These contractual allowance estimates are largely dependent upon reimbursement rates from third party payors, including Medicare, Medicaid and managed care providers. Management believes that the Company's overall reimbursement rates will continue to gradually decline for some period of time, due to factors such as the expansion of managed care organizations and continued national healthcare reform efforts. The Company will endeavor to mitigate the impact of any decline in reimbursement rates by decreasing costs and increasing referral volume. If the rate of decline in reimbursement rates were to increase materially, or if the Company is unsuccessful in reducing its costs or increasing its volume, the Company's results could be materially and adversely affected.

          Diagnostic Imaging segment revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 24% of the Diagnostic Imaging business net service revenues for 1997. Automobile insurance carriers generally pay the non-deductible non-co-pay portion of the charge, with the remaining balance payable by the individual. The timing of collection from the individual is partially dependent upon the outcome and timing of any settlement or judgment of the injury claim. Accordingly, such receivables typically require a longer period of time to collect compared to the Company's other receivables, and in the experience of the Company incur a higher bad debt expense. If the Company were to become less successful in its efforts in collecting these receivables, the Company's results could be materially and adversely affected.

     Net service revenues for the Temporary Staffing segment increased to $57,974,000 in 1997 from $29,023,000 in 1996, an increase of $28,951,000 or
100%. Internal growth in the staffing business, consisting primarily of the opening of new per diem offices, accounted for $5,442,000 of the increase in revenues. Increased revenues at per diem offices opened or acquired during 1996 accounted for

$16,861,000 of revenues and revenues of $6,648,000 were contributed by per diem offices acquired during 1997.

     Imaging center and staffing operating costs for the year ended December 31, 1997 were $136,065,000 compared to $59,064,000 for the year ended December 31, 1996, an increase of $77,001,000 or 130%.

     Imaging center operating costs for the Diagnostic Imaging segment increased $55,400,000, or 164%, to $89,234,000 in 1997 from $33,834,000 in 1996, due primarily to operating costs of $35,079,000 related to centers acquired during 1997. Operating costs at imaging centers acquired during 1996 increased $18,155,000, or 149%, to $30,325,000 in 1997 from $12,170,000 in 1996, primarily as a result of the timing of the 1996 acquisitions. Operating costs at imaging centers that were operated by the Company for all of 1997 and 1996 increased $2,166,000, or 10%, to $23,830,000 in 1997 from $21,664,000 in 1996, primarily as a result of higher payroll and related costs.

     Operating costs for the Temporary Staffing segment in 1997 were $46,831,000 compared to $25,230,000 for the year ended December 31, 1996, an increase of $21,601,000 or 86%. Internal growth in the staffing business, accounted for $4,143,000 of the increase in operating costs. Increased costs at per diem offices opened or acquired during 1996 accounted for $11,812,000 of the higher operating costs and operating costs of $5,646,000 were contributed by per diem offices acquired during 1997.

     Center operating margins, which represent net service revenue less imaging center and staffing operating costs as a percent of net revenue, decreased in 1997 to 33% from 37% in 1996. Center operating margins for the Diagnostic Imaging segment decreased in 1997 to 38% from 48% in 1996 due primarily to higher contractual allowance estimates, including a component related to the ultimate collectibility of amounts related to the Company's Type III revenue, as described above, and generally higher costs. Center operating margins in the Temporary Staffing business increased in 1997 to 19% from 13% due primarily to improved profitability of per diem offices opened or acquired prior to 1997.

     The provision for uncollectible accounts receivable in 1997 was $20,656,000, an increase of $15,873,000 from the 1996 provision of $4,783,000.
This increase was essentially entirely attributable to the Company's Diagnostic Imaging segment. The Company's Diagnostic Imaging segment provision for uncollectible accounts receivable in 1997 was $20,364,000, or 14% of related net service revenues, compared to the 1996 provision of $4,704,000 or 7% of related net service revenues. The increase in the provision for uncollectible accounts receivable was due to the deterioration during 1997 in the aging of the Company's accounts receivable and a reassessment by the Company of its expected future collections based upon 1997 collection activity, including analyzing collection experience of its personal injury receivables. Accounts receivable before allowances for uncollectibles aged over one-year increased to $21,485,000, or 25% of total receivables in 1997, from $7,016,000, or 14% of total receivables in 1996.

     Management expects its provision for uncollectible accounts receivable as a percentage of Diagnostic Imaging segment revenues to approximate 7% for 1998.
An additional reserve of approximately 1% of net imaging revenues for uncollectible patient and third party payors related to the Company's Type III centers is expected to be reflected as a reduction in net revenues for 1998.

     Corporate general and administrative expense in 1997 was $20,246,000, an increase of $12,467,000 from the $7,779,000 recorded in 1996. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during the year in the Diagnostic Imaging segment. In March 1998, the Company announced a workforce reduction and follow-on attrition program that is expected to result in reduced payroll costs of approximately $5,000,000 per annum.

          During 1997, the Company recorded $2,536,000 of stock-option based compensation expense. This non-cash charge was related to stock option grants to employees and directors during 1996 and early 1997 that were subsequently approved by the Company's stockholders in May, 1997.

     Depreciation and amortization expense in 1997 was $19,334,000, compared to $7,466,000 in 1996, or an increase of $11,868,000 attributable almost entirely to the Company's Diagnostic Imaging business. The increase was due primarily to higher equipment depreciation of $6,585,000 resulting from 1997 acquisitions and increased goodwill amortization of $4,638,000.

     During 1997, the Company recorded a $12,962,000 loss from the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $10,425,000, covenants not to compete of $118,000 and fixed assets of $2,419,000. Substantially all of the impairment relates to eight of the Company's diagnostic imaging centers which were under performing. The Company has recorded impairment losses for these centers because the sum of the expected future cash flows, determined based on an assumed continuation of current operating methods and structures, does not cover the carrying value of the related long-lived assets. The Company is, however, investigating the underlying causes of such under-performance to determine what actions, if any, may be taken to improve the future operating performance of such centers.

     During 1997, the Company also recorded $9,723,000 of other unusual charges consisting of (i) $3,256,000 for the estimated net costs associated with the resolution of the shareholder and employee lawsuits, (ii) $2,243,000 for higher than normal professional fees, (iii) $2,169,000 ($2,051,000 of which was a non-cash charge related to the issuance of 817,000 common stock warrants) for penalties associated with delays in the registration of the Company's common stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (iv) $1,150,000 for the loss on investment related to a potential acquisition not consummated, (v) $469,000 for costs associated with the investigation of related party transactions and (vi) $436,000 for management termination benefits and related costs.

     The Company expects to incur additional unusual charges of at least $4,500,000 during 1998 primarily related to the estimated net costs associated with the resolution of the shareholder and employee lawsuits, penalties associated with delays in the registration of the Company's Common Stock, and costs associated with the investigation of related party transactions which was concluded in April 1998. Such additional amounts could be substantially higher depending upon the outcome of current negotiations regarding penalties associated with the failure to register the Company's common stock and the outcome of certain litigation.

     Net interest expense for 1997 was $9,167,000 as compared to $2,969,000 for 1996, an increase of $6,198,000. This increase was primarily attributable to higher outstanding debt, including the issuance of $78,000,000 of Senior Notes during 1997, notes payable of $36,505,000 and capital lease obligations totaling $26,612,000 assumed in connection with the Company's acquisitions.

     The Company's earnings in 1997 were reduced by $636,000 attributable to minority interests, as compared to $308,000 in 1996. The increase of $328,000 is primarily due to the acquisition of entities during 1997 that operate limited partnerships with minority holdings.

     The provision for income taxes in 1997 was $2,300,000, as compared to $4,162,000 in 1996. During 1997, the income tax benefit calculated based upon the Company's pre-tax loss was reduced by an income tax valuation allowance of $10,700,000. This valuation allowance was recorded due to uncertainty regarding the realization of the full amount of the Company's net deferred income tax assets.

     The Company's net loss for 1997 was $31,239,000 compared to net income for 1996 of $7,254,000. The net loss applicable to common stockholders (used in computing loss per common share) in 1997 includes charges of $1,938,000 related to Common Stock subject to redemption and convertible preferred stock. These charges relate to price protection agreements provided in connection with the Company's 1997 acquisitions of $1,696,000 and the accretion of the Company's preferred stock of $242,000.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

     For the year ended December 31, 1996, net service revenues amounted to $93,785,000 versus $51,993,000 for the year ended December 31, 1995, an increase of $41,792,000 or 80.4%. Management fee and use revenues for diagnostic imaging services increased $8,270,000 from $31,174,000 for the year ended December 31, 1995 to $39,445,000 for the year ended December 31, 1996. This increase is primarily attributable to an increase of $1,326,000 (4.5%) at centers which were included in revenue for all of 1996 and 1995; $2,752,000 (169%) in revenue at a center acquired during 1995 and $4,192,000 of revenue contributed by imaging centers acquired during 1996.

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

     Medical supplies amounted to $4,223,000 for the year ended December 31, 1996 as compared to $2,440,000 for the year ended December 31, 1995, an increase of $1,783,000 or 73%. Of this increase $1,725,000 or 97% is attributable to centers acquired during 1995 and 1996.

     For the year ended December 31, 1996 diagnostic equipment maintenance increased $1,626,000 or 99% to $3,274,000 from $1,648,000 for the year ended
December 31, 1995. This increase is primarily due to centers acquired during 1995 and 1996.

     Independent contractor fees amounted to $1,202,000 for the year ended December 31, 1996 as compared to $437,000, for the year ended 1995. This increase of $765,000 or 175% is attributable to the Type II (see Note 1) centers acquired during 1995 and 1996.

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

     Provision for uncollectible accounts receivable increased $1,405,000 or 41.6% from $3,378,000 from the year ended December 31, 1995 to $4,783,000 for the year ended December 31, 1996. This increase is primarily due to the $28,276,000 increase in imaging revenues that have higher bad debt experience than the Company's staffing revenues. The 1996 imaging segment provision for uncollectible accounts consists of $4,704,000 or 7.3% of revenue as compared to $3,374,000 or 9.4% of revenue in 1995. The decrease in the provision for uncollectible accounts receivable as a percentage of imaging revenues is due to acquired companies having a more favorable collection experience due to differences in payor mix. The Company's staffing segment provision for uncollectibles for both 1996 and 1995 was not material.

     Corporate general and administrative expense increased by $2,801,000 or 56.3% from $4,978,000 for the year ended December 31, 1995 to $7,779,000 for the year ended December 31, 1996. This increase is primarily due to the expanded business development activities and the resulting growth experienced during the year in the imaging and staffing segments, particularly following the acquisition of NMR of America, Inc. ("NMR").

     Depreciation and amortization expense was $7,465,000 for the year ended December 31, 1996 compared to $4,567,000 for the year ended December 31, 1995 or an increase of $2,898,000 (63.5%). The imaging segment accounted for $2,690,000 or 92.8% of this increase in aggregate depreciation and amortization expense due primarily to depreciation expense relating to acquired assets and increased goodwill amortization incurred in connection with such acquisitions. Equipment depreciation and amortization expense increased from $3,844,000 in 1995 to $5,463,000 in 1996 while goodwill and other amortization increased from $1,134,000 to $2,002,000 primarily due to the acquisition of NMR.

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

     The 1996 provision was higher than the statutory rate primarily due to state and local income taxes, net of the Federal tax effect (6.1%), the impact on non-deductible goodwill (2.3%) and meals and entertainment, offset by other items amounting to (6.6%). In 1995, the effective tax rate was lower than the statutory rate primarily due to a reduction in the deferred tax asset valuation allowance (26.2%) offset by other items amounting to 10.7%.

          For the reasons described above, the Company's net income for the year ended December 31, 1996 increased $5,564,000 or 329.2% from $1,690,000 for the year ended December 31, 1995 to $7,254,000. The year ended December 31, 1995 net income includes two non-recurring items relating to losses incurred upon the sale of the Company's maternity apparel subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

          During 1997, the Company's primary source of cash flow was from financing activities, largely as a result of net proceeds from the Senior Notes of $76,523,000, net proceeds from the issuance of convertible preferred stock of $16,965,000, and other financing activities. The primary use of cash was to fund acquisitions which totaled $73,121,000 and to fund the repayment of certain notes and capital lease obligations of $13,764,000. Operating activities resulted in a net use of cash of $5,322,000 during 1997 due primarily to increases in accounts receivable.

          Net cash provided by operating activities for 1996 and 1995 was $1,450,000 and $2,335,000, respectively, representing a decrease of $885,000 in 1996. The decrease was due primarily to a large increase in accounts receivable and certain other assets which relate primarily to the Company's expansion activities offset by increases in net income, non-cash charges and other liabilities. In 1996, net cash used in investing activities totaled $16,703,000 which includes (i) $8,569,000 expended for the purchase of diagnostic imaging centers, offset by $2,157,000 of cash acquired in the acquisition of NMR, (ii) $2,314,000 for the purchase of Per Diem staffing businesses and (iii) $184,000 for the purchase of limited partnership interests. During 1996, the Company purchased $6,137,000 of investments, $4,500,000 of these investments were subsequently set aside (restricted) pursuant to the terms of a letter of credit issued in connection with an acquisition. An additional $600,000 in cash was set aside (restricted) pursuant to a letter of credit issued in conjunction with a consulting agreement to which the Company is a party. The Company expended
$1,070,000 in 1996 for medical diagnostic and office equipment.   Financing
activities provided $27,110,000 in cash during the year ended December 31, 1996, which consisted of net proceeds of $25,164,000 received through a public offering of the Company's Common Stock, $6,533,000 of net proceeds from the issuance of subordinated debentures, $1,229,000 proceeds from borrowings during the year (used to purchase equipment for the imaging centers), $2,022,000 realized from the exercise of stock options and warrants, offset by $7,773,000 utilized for the repayment of debt and capital lease obligations and $64,000 used to purchase shares of the Company's Common Stock.

     The Company has never declared a dividend on its Common Stock and under the Company's Senior Note agreement, the payments of such dividends is not permitted.

     As a result of the 1997 net loss, the Company is currently in default of certain financial covenants under the Company's $78,000,000 of Senior Notes. Management and the Senior Note lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Senior Note lenders will provide the Company with an amendment or waiver of the defaults. In addition, certain medical equipment notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

     In the event that the Senior Note lenders or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at December 31, 1997 and the Company has a deficit in working capital more fully described below. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Senior Note lenders in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following:
(i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels, and (ii) it has retained the investment banking firm of SBC Warburg Dillon Read to assist the Company in exploring a possible sale of the Company's StarMed temporary staffing subsidiary. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

          The Company has a working capital deficit of $58,174,000 at December 31, 1997 compared to a working capital surplus of $42,775,000 at December 31, 1996. The deficit is primarily due to $78,000,000 of Senior Notes due 2001 through 2005 and other debt and capital leases shown as current liabilities as a result of financial covenant defaults under such agreements.

     The Company's average days sales outstanding (on an annualized basis) in accounts receivable was 120 days for both December 31, 1997 and 1996. Days sales outstanding was unchanged in 1997 as compared to 1996 due primarily to the increase in reserves and write-offs during 1997.

     In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that a registration statement covering the relevant shares is not declared effective by the SEC within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of May 26, 1998, the Company had not registered any shares of Common Stock issued in connection with the Company's 1997 acquisitions under a registration statement declared effective by the SEC. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheets related to shares that the Company may be required to repurchase. From January 1, 1998 through May 26, 1998, the Company paid $3,275,000 to sellers who exercised their rights to have 179,000 shares of Common Stock repurchased. In addition, the Company expects to become obligated to pay an additional $5,763,000 during the remainder of 1998 in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Note holders.

     In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the sellers (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Based upon the closing sales price of the Company's Common Stock on May 26, 1998 ($3 1/16 per share), such shortfall would be approximately $9,634,000, which amount may be reduced by up to $5,977,000 to the extent certain sellers exercise their repurchase rights referred to above.

     In addition, in connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differ for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both.

     Although the Company has the option, in certain cases, to pay certain of such amounts in shares of Common Stock, payment of significant cash funds to sellers in the event such remedies or earnout provisions are triggered could have a material adverse effect on the Company's cash flow and financial condition. In addition, the Company may be required to finance all or a portion of any such cash payments from third-party sources. No assurance can be given that such capital will be available on terms acceptable to the Company. In addition, the issuance by the Company of shares of Common Stock in payment of any such owed amounts could be dilutive to the Company's stockholders.

     Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement (the "Series C Preferred Stock Purchase Agreement"), dated July 21, 1997, between the Company and RGC International, LDC ("RGC"), and the Registration Rights Agreement, dated July 21, 1997, 1997 (the "Series C Registration Rights Agreement"), between the Company and RGC (the Series C Stock Purchase Agreement and the RGC Registration Rights Agreement are hereinafter referred to as the "RGC Agreements"), the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC. Under the RGC Agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement on Form S-3 not later than October 1997. The RGC Agreements provide for monthly penalties ("RGC Registration Penalties") in the event that the Company fails to register the Conversion Shares prior to October 1997 with such penalties continuing until such time as the Conversion Shares are registered as required by the RGC Agreements.

     As a result of the Company's failure to register the RGC Conversion Shares, at various dates on or after December 31,1997, the Company: (i) in lieu of RGC Registration Penalties accruing on or before December 31, 1997, issued warrants to RGC to acquire 817,000 shares of Common Stock at an exercise price of $11.62 per share (such warrants having an estimated value, for accounting purposes only, of $2,051,000); (ii) in lieu of RGC Registration Penalties accruing during the month of Januuary 1998, issued warrants, to RGC to acquire 350,000 shares of Common Stock at an exercise price of $12.95 per share (such warrants having an estimated value, for accounting purposes only, of $1,194,000); and (iii) in lieu of RGC Registration Penalties accruing from February 1, 1998 to April 30, 1998, issued to RGC interest bearing promissory notes, due May 1, 1998 (the "RGC Penalty Notes"), in the aggregate principal amount of $1,440,000. On May 1, 1998, as a result of the Company's failure to register the Conversion Shares on or before such date, RGC was entitled under the RGC Agreements to demand a one-time penalty of $1,800,000 (the "May 1998 Penalty") payable, at the option of RGC, in cash or additional shares of Common Stock. As of May 26, 1998, RGC had not demanded payment or other satisfaction of the May 1998 Penalty.

     On May 1, 1998, the Company did not pay RGC the $1,440,000 that was then due and payable under the RGC Penalty Notes. Additionally, as a result the Company's continuing failure to register the Conversion Shares, RGC is entitled to additional penalties of $540,000 per month (payable at the option of RGC in cash or additional shares of Common Stock). The Company and RGC are currently in discussions regarding the restructuring of the Penalty Notes, the May 1998 Penalty and the on-going monthly penalties, but there can be no assurance that the Company will be successful in restructuring such obligations on terms favorable to the Company or its shareholders.

     In addition to matters discussed above, the Company will incur certain unusual charges in 1998 (of at least $4,500,000) and is subject to litigation that may require additional future cash outlays.

     On May 14, 1998, management appeared before the Nasdaq Qualifications Hearing Panel. This hearing resulted from the Company's failure to file timely its Form 10-K for 1997 and was held to determine if the Company's Common Stock should continue to be listed on The Nasdaq Stock Market. On May 29, 1998, the Company was advised that the Panel determined to continue the listing of the Company's Common Stock on The Nasdaq Stock Market subject to certain conditions. The Company must file its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 on or before June 12, 1998 and must evidence compliance with either Nasdaq's minimum net tangible assets test or one of Nasdaq's alternative requirements by July 24, 1998. Regarding the filing of the Form 10-Q, management intends for the Company to be in a position to file the Quarterly Report by June 12 in order to satisfy the date-of-filing condition set by the Panel for continued listing. Notwithstanding the foregoing, no assurance can be given at this time that this filing deadline will be met.

     Based on the closing price for the Company's Common Stock on May 26, 1998 ($3-1/16) and the Company's net tangible assets as of December 31, 1997, the Company does not currently satisfy either Nasdaq's minimum net tangible assets requirement or one of the alternative requirements for continued listing, which include, among other things, a minimum bid price for the Common Stock of $5.00 per share. In order to satisfy the continued listing requirements, on or before July 24, 1998, the Company intends to submit for shareholder approval a reverse stock split, if necessary, in order to meet or exceed the $5.00 minimum bid price. In the event the Company does not satisfy either the minimum net tangible assets requirement or is unable to effect a reverse stock split sufficient to meet or exceed the $5.00 per share requirement, the Panel will consider moving the Common Stock to The Nasdaq SmallCap Market, provided the Company is able to demonstrate compliance with the applicable maintenance criteria. There can be no assurance that the Common Stock will meet the continued listing requirements for The Nasdaq Stock Market.

     The Company's sources of liquidity consist of its cash balances and its ability to enter into operating leases to fund expansions and equipment replacement at its centers. At December 31, 1997 and April 30, 1998, the Company's cash and cash equivalents were $23,198,000 and $8,406,000, respectively. In addition, in March of 1998, the Company announced its intention to explore strategic alternatives for (and the possible sale of) its StarMed temporary staffing subsidiary, which the Company expects may result in cash proceeds to Medical Resources, Inc. Assuming that the Company (i) reaches satisfactory resolution with the Senior Note lenders regarding the financial covenant defaults, and (ii) sells its Temporary Staffing and Per Diem business over the next several months, while no assurance can be given, the Company believes that it will have sufficient funds available to finance its working capital requirements through 1998.

     In addition, management believes that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple centers. However, due to the Company's defaults under its Senior Note agreement and its 1997 net loss, management is not currently pursuing additional acquisitions. Until such time as the Company has access to additional financing, it will not be in a position to make such acquisitions.

Seasonality and Inflation
-------------------------

     The Company believes that its imaging business is generally unaffected by seasonality. The Company's temporary staffing business usually experiences lower revenues during the third quarter due to reduced activity during the summer months.

     The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Management is aware of general inflationary expectations and growing health care cost containment pressures, and believes that the Company may not be able to raise the prices for its diagnostic imaging procedures by an amount sufficient to offset such negative effects. While the Company has responded to these concerns in the past by increasing the volume of its business there can be no assurance that the Company will be able to increase its volume of business in the future. In addition, current discussions within the Federal Government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The implementation of this reform could have a material effect on the financial results of the Company.


Impact of Year 2000 On Company's Computer Software
--------------------------------------------------

          The Computer programming code utilized in the Company's financial, billing and imaging equipment systems were generally written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using 00's as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

          The Company has completed an assessment of its material financial and billing computer systems. The Company is in the process of upgrading these systems to be Year 2000 compliant and expects to complete this process by late 1998 to early 1999. The cost to be incurred related to Year 2000 compliance for these systems is currently not expected to be material.

          The Company has initiated a program to determine whether the computer applications of its significant payors and suppliers will be upgraded in a timely manner. The Company has also initiated a program to determine whether embedded applications that control certain medical and other equipment will be affected. The Company has not yet completed these reviews. The nature of the Company's business is such that any failure to these types of applications may have a material adverse effect on its business.

          Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party-vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

          Software sold by the Company's wholly-owned subsidiary, Dalcon Technologies, Inc., is expected to be fully year 2000 compliant in connection with the annual upgrade planned for late 1998.

Recently Issued Accounting Pronouncements
-----------------------------------------

     SFAS No. 130, "Reporting Comprehensive Income", requires an entity to report comprehensive income and its components for fiscal years beginning after December 15, 1997. This new standard increases financial reporting disclosures, but will have no impact on the Company's financial position or results of operations.

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. This new standard increases financial reporting disclosures, but will have no impact on the Company's financial position or results of operations.

     Statement Of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project state training costs and data conversion costs for fiscal years beginning after December, 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisition cost.

     Statement Of Position 97-2, "Consolidation of Physicians' Practice Entities", requires an entity to consolidate Physicians' Practice Entities in circumstances in which substantial control is exercised by the Company. The Company believes that this statement will not have a material effect on the Company's financial position or results of operations.


Disclosure Regarding Forward Looking Statements
-----------------------------------------------

     Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to effectively integrate the operations and information systems of businesses acquired in 1997 and earlier; the ability of the

Company to generate net positive cash flows from operations; the payment timing and ultimate collectibility of accounts receivable (including purchased accounts receivable) from different payor groups (including Personal Injury-type); the economic impact of involuntary share repurchases and other payments (including price protection payments and penalty payments) caused by the delay in the effectiveness of the Company's pending Registration Statement and by the recent decline in the Company's share price; the ability of the Company to cure any defaults under its debt agreements and/or other obligations, in general, and in a manner that avoids significant common stock dilution; the impact of a changing and increasing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the ultimate economic impact of recent litigation including shareholder and former management lawsuits against the Company and certain of its Directors; the availability of debt and/or equity capital, on reasonable terms, to finance operations as needed and to finance growth; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant's response to this item is incorporated herein by reference to the consolidated financial statements and consolidated financial statement schedule and the reports thereon of independent auditors, listed in Item 14(a)(l) and (2) and appearing after the signature page to this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 4, 1997, Coopers & Lybrand LLP ("Coopers & Lybrand") resigned as auditor of the Company.

     In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1996 and in the subsequent interim period (the "Reporting Period"), there were no matters of disagreement with Coopers & Lybrand on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Coopers & Lybrand, would have caused Coopers & Lybrand to make reference thereto in their report. During the Reporting Period, Coopers & Lybrand's report on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     On December 8, 1997, the Company engaged Ernst & Young, LLP ("Ernst & Young") to audit the financial statements of the Company. Ernst & Young had previously served as the Company's independent auditors for the fiscal years ended December 31, 1994 and 1995.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

        The directors, executive officers and certain key employees of the Company as of May 26, 1998 are as follows:

NAME                             AGE       POSITION
----                             ---       --------

Gary N. Siegler.............     36        Chairman of the Board and Director
D. Gordon Strickland........     51        Chairman of the Executive Committee and Director
Duane C. Montopoli..........     49        Chief Executive Officer, President and Director *
Geoffrey A. Whynot ..            39        Chief Financial Officer and Senior Vice
                                           President-Finance *
Christopher J. Joyce             34        Senior Vice President-Legal Affairs and
                                           Administration and Secretary *
Gregory Mikkelsen ..........     50        President and Chief Operating Officer of StarMed *
Gerald H. Allen.............     50        President of Company's Imaging Division *
Carl Larsen.................     43        Senior Vice President-Operations
Daniel F. Bafia.............     38        Senior Vice President-Operations
Michael J. Drumgoole .......     50        Senior Vice President-Sales and Marketing
Stephen M. Davis............     43        Director
Gary L. Fuhrman ............     36        Director
John H. Josephson...........     36        Director
Neil H. Koffler.............     31        Director

*  Executive Officer

     Gary N. Siegler has served as Chairman of the Board of Directors of the Company since 1990. Mr. Siegler is a co-founder and, since January 1989, has been President of Siegler, Collery & Co., a New York-based investment firm ("Siegler Collery"). Mr. Siegler is principal member of the general partner of The SC Fundamental Value Fund, L.P. ("Fundamental Value Fund"), a fund investing in marketable securities, and an executive officer of SC Fundamental Value BVI, Inc. ("Fundamental Value BVI"), the managing partner of the investment advisor to an offshore fund investing in marketable securities. Mr. Siegler serves as the Chairman of the Board of Directors of National R.V. Holdings, Inc., a manufacturer of motor homes and other recreational vehicles.

     D. Gordon Strickland has been a director of the Company since December 1997 and was appointed Chairman of the Board's Executive Committee in January 1998. Mr. Strickland is also a member of the Board's Nominating Committee. Mr. Strickland was President and Chief Executive Officer of Kerr Group, Inc. ("Kerr Group") a NYSE-listed manufacturer of plastic packaging products, from 1996 to September 1997. From 1986 to 1996, he served as Senior Vice President, Finance and Chief Financial Officer of Kerr Group.

     Duane C. Montopoli was appointed President and Chief Executive Officer of the Company effective January 30, 1998. Previously, Mr. Montopoli was President and Chief Executive Officer of Chemfab Corporation (NYSE:CFA) which he joined in 1986. Until January 1990, he was also a partner in Oak Grove Ventures which he joined in December 1983. Prior to that time, Mr. Montopoli was employed by Arthur Young & Company (now Ernst & Young LLP) where he was a general partner from October 1982 through December 1983.

     Geoffrey A. Whynot was appointed Senior Vice President and Chief Financial Officer of the Company in March 1998. Previously, he was Chief Financial Officer of Kerr Group. During his tenure with Kerr Group, Mr. Whynot served as Assistant Controller, Corporate Vice President and Treasurer, prior to becoming CFO. A Certified Public Accountant, Mr. Whynot was employed by Arthur Andersen & Company from 1980 to 1987.

     Christopher J. Joyce was appointed Senior Vice President-Legal Affairs and Administration and Secretary in April 1998. Previously, he was Executive Vice President and General Counsel of Alliance Entertainment Corp., a publicly-traded entertainment and music distribution company which filed for protection under Chapter 11 of the United States Bankruptcy Code in July 1997. From February 1992 to July 1995, Mr. Joyce served as Executive

Vice President of Business Affairs and General Counsel of Independent National Distributors, Inc., a privately-held independent music distribution company. From September 1988 to February 1992, Mr. Joyce was an associate at the law firm of Willkie Farr & Gallagher.

     Gregory Mikkelsen joined StarMed as President and Chief Operating Officer in August 1996. Prior thereto, Mr. Mikkelsen was President and Chief Executive Officer of Medical Recruiters of America, Inc.Mr. Mikkelsen has also held senior executive positions with Baxter Health Care and the Norrell Corporation.

     Gerald H. Allen was appointed in March 1998 as President of the Imaging Division of the Company and since April 1995 has also held the positions of Executive Vice President--Regional Operations and Senior Vice President-- Development. Mr. Allen was also employed by the Company in several executive capacities from 1984 to 1993. From 1993 through March 1995, Mr. Allen was the Executive Vice President and Chief Financial Officer of Prime Capital Corporation, a merchant banking company.

     Carl Larsen is Senior Vice President--Operations of the Company. Prior to Mr. Larsen's employment by the Company, Mr. Larsen managed a 13-site privately operated radiology practice in New York from 1990 to 1996. Mr. Larsen is a licensed radiological technologist and, in prior positions, spent eight years in hospital-based radiological administration and five years as a staff member at the American College of Radiology.

     Daniel F. Bafia is Senior Vice President--Operations of the Company. Mr. Bafia joined the Company in 1992 and prior thereto had over 10 years' experience developing and managing radiation therapy and diagnostic imaging centers for public and private companies and hospitals.

     Michael J. Drumgoole is Senior Vice President--Sales and Marketing of the Company and has held such position since 1993. Mr. Drumgoole has over 20 years in medical sales and has held various sales, sales training and sales management positions within the healthcare industry.

     Stephen M. Davis has been a director of the Company since 1992. For more than the past five years, Mr. Davis has been a partner of the law firm Werbel & Carnelutti, A Professional Corporation. Mr. Davis is a director of National R.V. Holdings, Inc.

     Gary L. Fuhrman has been a director of the Company since 1992 and is a member of the Board's Executive and Audit Committees. Mr. Fuhrman has been a director and Senior Vice President of Arnhold and S. Bleichroeder, Inc., an investment banking firm, since March 1995 and January 1993, respectively, and a Vice President of such firm for more than five years prior thereto.

     John H. Josephson has been a director of the Company since July 1994 and is a member of the Board's Executive, Nominating and Compensation Committees. Mr. Josephson is a Vice President and Director of Allen & Company Incorporated, an investment banking firm, and has been with such firm since 1987. Mr. Josephson is also a director of Norwood Promotional Products, Inc.

     Neil H. Koffler has been a director of the Company since November 1995 and is a member of the Company's Audit Committee. Mr. Koffler has been employed by Siegler Collery since 1989. Mr. Koffler is a member of the general partner of Fundamental Value Fund and an executive officer of Fundamental Value BVI. Mr. Koffler is a director of National R.V. Holdings, Inc.

     Peter J. Powers was appointed as a director of the Company in December 1997 and served as a member of the Board's Executive, Compensation and Audit Committees. On May 13, 1998, Mr. Powers notified the Company that due to constraints on his time, he was resigning as a director of the Company effective on such date. Mr. Powers is the Chairman of High View Capital, which serves as a parent company to High View Horizon, a joint venture with Horizon Asset Management, a financial research firm. Prior to joining High View, Mr. Powers served as the First Deputy Mayor of New York City under Mayor Rudolph Giuliani.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by or paid for the fiscal years specified below to certain individuals serving as executive officers of the Company (the "Named Officers") during the fiscal year ended December 31, 1997:


                                                                                       LONG TERM COMPENSATION
                                                                                       ----------------------
                                           ANNUAL COMPENSATION                                 Awards
                                   -----------------------------------                       -----------
Name                                                                                            Securities
and                                                        Other Annual         Restricted      Underlying     All Other
Principal                                                  Compensation         Stock           Options        Compensation($) (/3/)
Position                     Year    Salary($)   Bonus($)  (/1/)  Awards        SARs(#)(/2/)

Lawrence J. Ramaekers        1997  $119,510(/5/)   -0-     ___                   -0-            75,000(6)         -0-
  Former Acting
   President
  and Chief
   Executive
  Officer(/4/)
William D. Farrell           1997  $247,342     $150,000   ___                   -0-                   -0-     $6,016
  Former President           1996  $152,415     $150,000   ___                   -0-               140,000     $4,093
   and                       1995  $131,643     $ 60,000   ___                   -0-               135,000     $3,245
  Chief Operating
   Officer(/7/)
John P. O'Malley,            1997  $626,550          -0-   ___                   -0-                   -0-        -0-
 III                         1996  $183,333          -0-   ___                   -0-               203,438        -0-
  Former Executive
   Vice
  President
   Finance and
  and Chief
   Financial
  Officer(/8/)
Gary I. Fields               1997  $106,542     $    ___    ___                  -0-                60,000        -0-
  Former Senior Vice;
  President and General
  Counsel (/7/)
Gregory Mikkelsen            1997  $179,867     $ 10,000    ___                  -0-                   -0-        -0-
  President and              1996  $ 68,955          -0-    ___                  -0-                50,000        -0-
   Chief Executive
   Officer of
    StarMed

___________________

(/1/) The aggregate amount of all perquisites and other personal benefits paid to each Named Individual is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for either such executive.

(/2/) Due to the fact that the 1997 Plan was not presented to the Company's shareholders for approval within one year of the plan's adoption by the Company, all options granted pursuant to the 1997 Plan have lapsed and such grants are not deemed to be outstanding.

(/3/) Represents matching contributions under the Company's 401(k) plan.

(/4/) J. Alix & Associates ("J. Alix") was retained by the Company on November
      2, 1997 to provide interim management services to the Company. Mr. Ramaekers, a principal of J. Alix, was appointed Acting President and Chief Executive Officer of the Company on November 2, 1997 and served in such capacity until February 2, 1998.

(/5/) Represents the portion of the fees paid to J. Alix for Mr. Ramaekers' services during the year ended December 31, 1997.

(/6/) Represents warrants to purchase 75,000 shares of Common Stock issued to J.
      Alix in connection with its engagement by the Company to provide interim management services to the Company.

(/7/) On November 7, 1997, Mr. Farrell and Mr. Fields resigned from their respective positions.

(/8/) Mr. O'Malley was appointed Executive Vice President - Finance and Chief
      Financial Officer in September 1996 and removed from such position on November 8, 199 7.

EMPLOYMENT AGREEMENTS

     The Company is a party to an employment agreement with Mr. Duane C. Montopoli (the "Montopoli Employment Agreement"). The term of the Montopoli Employment Agreement shall continue until terminated by either the Company or Mr. Montopoli. Pursuant to such Montopoli Employment Agreement, Mr. Montopoli acts as President and Chief Executive Officer of the Company, and is entitled to receive an annual base salary of $275,000. Such annual salary may be increased from time to time in the discretion of the Company's Board of Directors. Mr. Montopoli is also entitled to receive a bonus for each calendar year during his term of employment provided he is employed on the last day of the calendar year. The bonus' target amount for any year shall be equal to 50% of Mr. Montopoli's base salary for such year and the actual amount of the bonus shall be determined by the Company's Board of Directors within 60 days following the end of such year. In connection with the execution of the Montopoli Employment Agreement, the Company granted to Mr. Montopoli ten-year options to purchase 600,000 shares of Common Stock, 400,000 of which have an exercise price of $10.625 and 200,000 of which have an exercise price of $14.50. Such options vest in five equal annual installments beginning January 30, 1998, unless sooner accelerated by certain "change of control" events. The Montopoli Employment Agreement also entitles Mr. Montopoli to receive a $1.0 million life insurance policy payable to Mr. Montopoli's named beneficiaries. Mr. Montopoli is prohibited from competing with the Company for a period of 18 months following the termination of the Montopoli Employment Agreement.

     The Company is a party to an employment agreement with Mr. William D. Farrell dated January 1, 1997, which was scheduled to expire on December 31, 1999. Pursuant to such employment agreement, Mr. Farrell acted as President and Chief Operating Officer of the Company, for which he received an annual salary of $225,000. In addition, pursuant to such agreement, Mr. Farrell is prohibited from competing with the Company for a period of one year following the termination of the agreement. On November 7, 1997, Mr. Farrell resigned from his position as President and Chief Operating Officer of the Company. The Company is in litigation with Mr. Farrell relating, in part, to Mr. Farrell's employment agreement. See "Item 3 - Litigation" and "Item 13 - Certain Relationships and Related Transactions."

     The Company is party to a non-competition and consulting agreement with Mr. John P. O'Malley III which expires on August 30, 1998 entered into in connection with the acquisition of NMR in August 1996 (the "NMR Acquisition"). Pursuant to such consulting agreement, Mr. O'Malley receives $550,000 annually, and the Company issued to Mr. O'Malley at the closing of the NMR Acquisition (i) five-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $8.00 per share, and (ii) in exchange for his NMR employee stock options, four separate five-year stock purchase warrants to purchase 10,313; 27,500; 41,250; and 34,375 shares of Common Stock at exercise prices of $4.00, $3.36, $4.18 and $4.73, respectively. Subsequent to the closing of the NMR Acquisition, Mr. O'Malley was appointed Senior Vice President - Finance and Chief Financial Officer of the Company in September 1996 and he was removed from such position on November 8, 1997 for failure to perform certain of his functions as Chief Financial Officer. The Company is in litigation with Mr. O'Malley relating, in part, to Mr. O'Malley's consulting agreement. See "ITEM 3 - LITIGATION" AND "ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     STOCK OPTION PLANS

1992 Stock Option Plan
----------------------

     In July 1992, the Company adopted and approved the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1992 Plan provides for the award of options to purchase up to 240,000 shares of Common Stock, of which 142,003 were subject to outstanding options as of April 1, 1998. The 1992 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1992 Plan, full authority to select Company individuals eligible to participate in the 1992 Plan, including officers, directors (whether or not employees) and consultants. The 1992 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1992 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1992 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, no options were granted under the 1992 Plan.

1995 Stock Option Plan
----------------------

     In March 1995, the Company adopted and approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1995 Plan provides for the award of options to purchase up to 400,000 shares of Common Stock, of which 130,232 were subject to outstanding options as of April 1, 1998. The 1995 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1995 Plan, full authority to select Company individuals eligible to participate in the 1995 Plan, including officers, directors (whether or not employees) and consultants. The 1995 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1995 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1995 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, no options were granted to under the 1995 Plan.

1996 Stock Option Plan
----------------------

     In February 1996, the Company adopted and approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Plan provides for the award of options to purchase up to 224,000 shares of Common Stock, of which 155,165 were subject to outstanding options as of April 1, 1998. The 1996 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1996 Plan, full authority to select Company individuals eligible to participate in the 1996 Plan, including officers, directors (whether or not employees) and consultants. The 1996 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1996 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1996 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, no options were granted under the 1996 Plan.

1996 Stock Option Plan B
------------------------

     In February 1996, the Company adopted and approved the 1996 Stock Option Plan B (the "1996 B Plan"). The 1996 B Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 B Plan provides for the award of options to purchase up to 1,000,000 shares of Common Stock, of which 480,328 were subject to outstanding options as of April 1, 1998. The 1996 B Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1996 B Plan, full authority to select Company individuals eligible to participate in the 1996 B Plan, including officers, directors (whether or not employees) and consultants. The 1996 B Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1996 B Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1996 B Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, 15,000 options were granted under the 1996 B Plan.

1997 Stock Option Plan
----------------------

     On May 27, 1997, the Company adopted and approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan was designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. As of April 1, 1998, there were 1,741,000 shares of Common Stock subject to outstanding options granted under the 1997 Plan. Due to the fact that the 1997 Plan was not presented to the Company's shareholders for approval within one year of the plan's adoption by the Company, all options granted pursuant to the 1997 Plan have lapsed and such grants are not deemed to be outstanding.

          OPTIONS AND WARRANTS GRANTED IN LAST FISCAL YEAR

The following table sets forth certain information concerning options and warrants granted during fiscal 1997 to the Named Officers.

                                                                                                      Potential
                                                                                                     realizable
                                                                                                      value at
                                                                                                   assumed annual
                                                                                                   rates of stock
                                                                                                        price
                                                                                                    appreciation
                                             Individual Grants                                           for
                                                    (1)                                            option term (2)
                                             ------------------                                    ---------------

                                             Percent of total
                                               options/SARs
                                                granted to         Exercise or
                             Options           employees in        base price     Expiration
       Name                  Granted           fiscal year           ($/Sh)        date           5% ($)          10% ($)
       ----                  -------           ------------          ------        ----           ------          -------
Lawrence Ramaekers           25,000(/3/)        (/4/)               $18.125       5/2/99          $ 7,507         $ 40,798
                             25,000(/3/)        (/4/)               $ 21.00       5/2/99          $     0         $      0
                             25,000(/3/)        (/4/)               $ 25.00       5/2/99          $     0         $      0
William D. Farrell             ___               ___                   ___           ___             ---              ___
John P. O'Malley, III          ___               ___                   ___           ___             ___              ___
Gary I. Fields               25,000             (/4/)               $ 12.00       5/19/02         $82,884         $183,153
                             35,000             (/4/)               $ 14.00       5/19/02         $46,038         $186,414
Gregory Mikkelsen              ___               ___                   ___           ___             ___              ___

__________________

(1) Due to the fact that the 1997 Plan was not presented to the Company's shareholders for approval within one year of the plan's adoption by the Company, all options granted pursuant to the 1997 Plan have lapsed and such grants are not deemed to be outstanding.

(2) The 5% and 10% assumed annual rates of appreciation of the grant date market prices are mandated by rules of the Securities and Exchange Commission ("SEC") and do not reflect estimates or projections of future Common Stock prices. There can be no assurance that the amounts reflected in this table will be achieved.

(3)    Represents warrants to purchase 75,000 shares of Common Stock issued to
       J. Alix in connection with its engagement by the Company to provide interim management services to the Company. Mr. Ramaekers, a principal of
       J. Alix, was appointed Acting President and Chief Executive Officer of the Company on November 2, 1997 and served in such capacity until February 2, 1998.

(4) After giving effect to the termination of all conditional options granted during 1997 under the Company's 1997 Stock Option Plan, no options or warrants were granted in 1997 to any of the Company's Named Officers, except Mr. Fields. Warrants were granted to J. Alix as described in footnote 3 above.

Option/Warrant Values

The following table sets forth, as of December 31, 1997 the number of options and warrants and the value of unexercised options and warrants held by the Named Officers.

                                                                     Value of unexercised
                                        Number of unexercised       in-the-money options at
                                     options at December 31, 1997   December 31, 1997 ($)(1)
                                     ---------------------------    ------------------------
                Shares
               Acquired
                  in          Value
               Exercise     Realized
   Name           (#)          ($)      Exercisable Unexercisable Exercisable  Unexercisable
   ----        --------     --------    ----------- ------------- -----------  -------------
Lawrence J.        ___          ___      75,000(/2/)     ___           $0           ___
Ramaekers

William D.      52,500      $891,065     23,332          ___       $113,744         ___
Farrell

John P.        10,313(3)    $192,197    166,458(/4/)   26,667      $619,796      $23,334
O'Malley,
III

Gary I.            ___          ___         ___          ___          ___           ___
Fields

Gregory         8,100       $136,513      8,566        33,334          $0            $0
Mikkelsen

________________________

(1) On December 31, 1997 the last reported sales price for the Common Stock on the Nasdaq Market was $9.375.

(2) Represents warrants to purchase 75,000 shares of Common Stock issued to J. Alix in connection with its engagement by the Company to provide interim management services to the Company. Mr. Ramaekers, a principal of J. Alix, was appointed Acting President and Chief Executive Officer of the Company on November 2, 1997 and served in such capacity until February 2, 1998.

(3) Represents shares underlying warrants issued to Mr. O'Malley, the former Executive Vice-President - Finance and Chief Financial Officer of NMR, in connection with the NMR Acquisition. See "Executive Compensation - Employment Agreements."

(4) Of such total amount of shares, 153,125 shares represent shares underlying warrants issued to Mr. O'Malley, the former Executive Vice-President - Finance and Chief Financial Officer of NMR, in connection with the NMR Acquisition. See "Executive Compensation -Employment Agreements."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table set forth as of May 26, 1998 the number and percentage of shares of Common Stock held by (i) each of the Named Officers and directors of the Company, (ii) all persons who are known by the Company to be the beneficial owners of, or who otherwise exercise voting or dispositive control over, five percent or more of the Company's outstanding Common Stock and
(iii) all of the Company's present executive officers and directors as a group:



            Beneficial                   Common Stock        Percentage of
               Owner                        Owned(1)          Outstanding
            ----------                   ------------        -------------

Gary N. Siegler (2)(3)                    4,328,117              18.0%
c/o Siegler, Collery & Co.
10 East 50th Street
New York, NY 10022

Duane C. Montopoli (4)                     120,000                 *

Neil H. Koffler (5)                        965,980                4.1%
c/o Siegler, Collery & Co.
10 East 50th Street
New York, NY 10022

Gary L. Fuhrman (6)                        177,591                 *

John H. Josephson (7)                       44,375                 *

Stephen M. Davis (8)                        48,387                 *

D. Gordon Strickland                          0                   0%

Peter M. Collery (2)(9)                   3,092,002              13.5%
c/o Siegler, Collery & Co.
10 East 50th Street
New York, NY 10022

Fir Tree Partners (10)                    2,861,000              13.0%
1211 Avenue of the Americas
29th Floor
New York, New York  10036

StarMed Investors, L.P. (2)               1,441,087               6.3%
c/o Siegler, Collery & Co.
10 East 50th Street
New York, NY 10022

HHH Investments                           1,330,000               5.8%
Limited Partnership (11)
920 King Street
Wilmington, DE 19801

William D. Farrell                          24,832                 *

John P. O'Malley, III (12)                 170,981                 *

All executive officers and                5,087,050                20.6%
Directors as a group (9 in number)
(2)(3)(4)(5)(6)(7)(8)

------------------

*    Less than one percent.

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them.

(2) Messrs. Siegler and Collery, due to their joint ownership of Siegler Collery and other affiliates which control StarMed Investors, L.P. (which is included in the table), and certain other entities which beneficially own an aggregate of 1,444,216 shares of Common Stock are each deemed to beneficially own all of the shares of Common Stock owned of record by all such entities.

(3) Includes 608,666 shares underlying outstanding options which are exercisable immediately or within 60 days, 202,898 shares owned by The Gary
     N. Siegler Foundation, a charitable foundation, and warrants to acquire 525,000 shares of Common Stock held by 712 Advisory Services, Inc. Mr. Siegler is deemed to beneficially own all of the shares of Common Stock owned of record by such entities.

(4) Includes 120,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(5) Includes 95,000 shares underlying outstanding options which are exercisable immediately or within 60 days, warrants to acquire 270,000 shares of Common Stock and an aggregate of 597,400 shares of Common Stock owned by Fundamental Value Fundand Fundamental Value BVI, Ltd., which shares Mr. Koffler (together with Messrs. Siegler and Collery) is deemed to beneficially own.

(6) Includes 101,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(7) Includes 40,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(8) Includes 46,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(9) Includes 51,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(10) Based solely upon information contained in a Schedule 13D, filed with the SEC.

(11) Based solely upon information contained in a Schedule 13D, as amended by Amendments Nos. 1, 2 and 3 thereto, filed with the SEC. As disclosed in Amendment No. 3 to such Schedule 13D filed with the SEC on December 16, 1997, the total in the table excludes (i) an aggregate of 382,524 shares of Common Stock owned by three corporations, the sole shareholders of which are the limited partners of HHH Investments Limited Partnership ("HHH"),
     (ii) 40,000 shares of Common Stock owned by The Francis D. Hussey, Jr. Pension Plan (the "Pension Plan") and (iii) 10,000 shares of Common Stock owned by Francis D. Hussey, Jr. Mr. Hussey is the president of the general partner of HHH and is the trustee and a beneficiary of the Pension Plan.

(12) Includes 13,333 shares underlying outstanding options which are exercisable immediately or within 60 days and warrants to acquire 153,125 shares of Common Stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1997, in connection with the placement of the Series C Convertible Preferred Stock, the Company paid $967,000 in fees and expenses to Arnhold & S. Bleichroeder, Inc., of which Gary Fuhrman, a director of the Company, is an executive officer and director. Also during 1997, for legal services rendered to the Company, the Company paid legal fees in the amount of $971,000 to Werbel & Carnelutti, of which Stephen Davis, a director of the Company, is a partner. In addition, during 1997, the Company reimbursed the managing underwriter of the Company's October 1996 public offering $84,000 in charter fees (which rates were at or below market rates) for the use by the managing underwriter and the Company of an airplane owned by an affiliate of the Chairman of the Board during the public offering roadshow.


     In 1997 and previous years, the Company paid an annual financial advisory fee to 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board (the "Affiliate"). Mr. Neil

H. Koffler, a director of the Company, is also an employee of the Affiliate. Such fees amounted to $112,500, $102,000 and $225,000 in the years ended December 31, 1997, 1996, and 1995, respectively. During the year ended December 31, 1997, the Company also paid transaction related advisory fees and expenses (including fees associated with the issuance of the Senior Notes) to the Affiliate of $1,761,000 and issued to the Affiliate warrants to purchase 675,000 shares of the Company's Common stock exercisable at prices ranging from $10.31 to $12.59 per share for financial advisory services rendered to the Company in connection with such transactions. As discussed below, pursuant to recommendations made by a special committee of the Board of Directors, the Affiliate has reimbursed to the Company $1,536,000 of the fees paid to the Affiliate for services rendered in 1997 and waived $112,500 of fees payable for 1997.

     In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time has granted options at fair market value to such individuals. As of December 31, 1997, stock options to purchase 1,468,666 shares of the Company's Common Stock have been issued to the Chairman and Mr. Koffler. Included in this amount are stock options to purchase 750,000 shares and 15,000 shares of the Company's Common Stock which were granted to the Chairman and Mr. Koffler, respectively, under the 1997 Plan. As discussed below, the Chairman and Mr. Koffler have voluntarily agreed to relinquish the stock options that were granted to them under the 1997 Plan and to permit the Board's Compensation Committee, with the assistance of compensation experts, to determine the appropriate director compensation for them for 1997.

     Additionally, in September 1997, the Company acquired, for $3.25 million, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights. The general partner of the Partnership is Dune Jet Services, Inc., a Delaware corporation, the sole stockholder of which is the Company's Chairman. In October 1997, the Company's interest in the Partnership was repurchased by the Partnership at cost plus interest following discussions among management (members of which expressed objections to such acquisition), a special committee of the Company's Board of Directors (the "Committee"), and other members of the Board of Directors (including the Chairman).

     In October 1997, members of the Company's management communicated to the Board that certain Company stockholders had questioned them regarding the manner in which related-party transactions were being scrutinized by the Company and its Board. Management stated that it shared the concerns of these stockholders and had engaged counsel to conduct a review of such transactions.

     In order to address and satisfy the concerns management had communicated, the Company authorized a review of its practices regarding related-party transactions, as well as the fairness of all such transactions and the adequacy of the disclosure of the same, including but not limited to transactions as to which fees already had been paid and warrants and options to purchase shares had been issued, and public disclosure had been made in prior periods. The review also was to seek to develop recommendations as to what changes, if any, should be made to the Company's procedures regarding related-party transactions.

     To oversee the review, the Board formed the Committee consisting of directors who were not officers, directors, employees, stockholders or otherwise affiliates of the Affiliate. The Committee retained, on behalf of the Company, outside counsel with which neither the Company nor any of its directors has or had any current or prior relationship, to assist and advise the Committee in the conduct of the review. The Chairman, on behalf of the Affiliate, expressed its position that the related-party transactions and fees are and were proper, but nevertheless advised the Committee that the Affiliate would return to the Company any sums that the Committee deemed improper.

     Thereafter, in response to expressions of dissatisfaction with the Committee and its ongoing review, as well as disclosure related thereto, by certain members of management who questioned, among other things, the Committee's ability to conduct an independent review, the Board determined, and the Company announced, that it was seeking to add to the Board two new independent directors. The new directors, who would retain other independent counsel of their choice, would assume ultimate responsibility for the review. The Company's Chairman and the Affiliate thereafter restated that although they believe that all related-party transactions and financial advisory fees are and were proper, they nevertheless agreed to abide by the findings of the Company's independent review and to return to the Company any sums that the Committee deemed improper. On December 8, 1997, D. Gordon Strickland and Peter J. Powers were appointed to the Board of Directors of the Company and to serve as the members of the Committee that was formed to examine the related-party transactions. The Committee engaged the law firm of Kaye, Scholer, Fierman, Hays & Handler to advise and assist its examination.

     The Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report.

          The Committee responded to the directors that it had determined that:
(i) there was no evidence of any federal or state crimes or securities law violations in connection with the related party transactions in question; (ii) all related-party matters were disclosed in public filings. (iii) the Affiliate performed acquisition advisory services fully consistent with the expectations and understanding of the committee of outside directors that had approved the Affiliate's acquisition fees; and (iv) the acquisition advisory fees paid to the Affiliate in connection with the Company's acquisitions in 1997 were within the range of customary acquisition advisory fees paid to investment bankers on transactions of similar size.

     The Committee also recommended and the Board of Directors has adopted a number of measures to improve corporate governance, including new procedures that sharply limit the circumstances in which related party transactions are permissible, and expand the chief executive officer's role in selecting outside advisors. In addition, the Committee recommended and the Board of Directors has determined to endeavor to reconfigure the Board to give outside directors a majority of its seats and select a new chairman from the outside directors.

     The Committee understood that in late 1996, the Board of Directors had turned to the Affiliate to supervise an extensive acquisition program of 59 diagnostic imaging centers and one staffing company because of the Board's perceptions that former senior management was still relatively inexperienced and did not yet have the formal training and necessary skills to manage an extensive acquisition program, former senior management was not directly supervising nor providing sufficient input with respect to the acquisition program, and there was a limited window of time within which the acquisition program could take place, given the increasingly competitive marketplace. The Committee expressed their view that given the Board's perceptions, the Board should have acted sooner to bring any additional needed skills in-house, rather than continue to rely upon, and pay fees to, the Affiliate to provide such services.

     Accordingly, the Committee recommended and the Affiliate agreed to reimburse the Company approximately $1,424,000 in fees for acquisition transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to the Affiliate for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Committee's investigation. All such amounts have been reimbursed or paid to the Company. In addition, in light of the subsequent hiring of Duane C. Montopoli as President and Chief Executive Officer, Geoffrey Whynot as Chief Financial Officer and SBC Warburg Dillon Read as Financial Advisor, the Committee recommended and the Affiliate agreed to allow the Company to terminate its relationship with the Affiliate.

     The Chairman and Mr. Koffler also agreed voluntarily to relinquish 765,000 stock options that were granted to them in May 1997 and permit the Board's Compensation Committee, with the assistance of compensation experts, to determine the appropriate director compensation for them for 1997.

     On November 5, 1997, ZPR Investments, Inc., ZP Investments, Inc., Wyoming Valley Physicians Imaging Center, L.P., Camp Hill Physicians Imaging Center, L.P., Wexford Radiology, P.C., Sanoy Medical Group, Ltd., Reading Open Imaging, P.A., Yonas Zegeye, M.D., and Hirut Seleshi, parties who had agreed to sell to the Company five related imaging centers located in Pennsylvania, brought action in the Court of Chancery of the State of Delaware, New Castle County, against the Company and five recently formed subsidiaries of the Company, seeking specific performance of the acquisition agreements and unspecified breach of contract damages. The plaintiffs alleged that the Company and the subsidiaries failed to consummate the acquisition in accordance with the terms of the acquisitions agreements. The aggregate purchase price for the acquisitions is $8.4 million in cash and $5.6 million payable in shares of Company Common Stock based upon the average price for the five business days preceding September 21, 1997 (approximately 320,000 shares). Pursuant to the acquisition agreement, the shares of Common Stock issued in connection with such acquisition are subject to price protection of the issuance price compared to the market price at effectiveness of the registration statement. In December 1997, the Company entered into an amended agreement to settle such action and therein agreed to purchase the centers for $1 million in cash, a promissory note for $7.4 million, plus interest, $5.6 million payable in shares of Company Common Stock, and the payment of certain fees. The plaintiffs have announced that they do not intend to go forward with the sale, although they continue to claim that the Company is in breach of the acquisition agreements. The litigation in the Court of Chancery remains stayed.

     On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director and Gary I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields, filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. The Company intends to defend vigorously against the allegations.

     On November 12, 1997, Mr. Gerald Broder, who claims to be a company stockholder, filed a derivative suit in the Court of Chancery of the State of Delaware, New Castle County, naming the Company and Stephen M. Davis, Gary L. Fuhrman, John H. Josephson, Neil H. Koffler, and Gary N. Siegler as defendants. The complaint alleges that members of the Company's Board of Directors breached their fiduciary duties owed to the Company and its stockholders by allegedly engaging in self-dealing transactions that caused the Company financial harm. The complaint seeks injunctive relief directing such directors to account to the Company for its damages and their profits from the wrongs complained of therein, enjoining them from continuing to engage in self-dealing transactions harmful to the Company and its shareholders, and awarding plaintiff the costs and expenses incurred in bringing the lawsuit. The Company intends to defend vigorously against the allegations.

     On November 14, 1997, Mr. John P. O'Malley III filed a complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and Gary N. Siegler, Neil H. Koffler, Stephen M. Davis, Gary L. Fuhrman, John H. Josephson and Lawrence Ramaekers, as defendants, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and defamation. Mr. O'Malley alleges that the Company terminated his employment in retaliation for voicing the concerns of shareholders and senior management regarding related-party transactions and because the Company did not want to make full and adequate disclosure of the facts and circumstances surrounding such transactions. In addition, the plaintiff alleges that the Company published false and defamatory statements about him. Mr. O'Malley seeks unspecified compensatory and punitive damages, interest and costs of bringing the action.
On April 8, 1998, the Company filed its Answer to the Complaint, and asserted a counterclaim against Mr. O'Malley for breach of fiduciary duties. The Company intends to defend vigorously against the allegations.

     Between November 14, 1997 and January 9, 1998, seven class action lawsuits were filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's directors and/or officers. On November 14, 1997, Joan D. Ferrari, who claims to be a Company stockholder, filed a lawsuit on behalf of all persons who purchased Common Stock during the period between May 15, 1997 and November 7, 1997. The Ferrari complaint names as defendants the Company and Gary N. Siegler, Stephen M. Davis, Gary L. Fuhrman, John H. Josephson and Neil H. Koffler. On November 18, 1997, Tri-Masonry Company, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between March 19, 1997 and November 10, 1997. On November 19, 1997, Yaakov Prager, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between May 16, 1997 and November 10, 1997. The Tri-Masonry and Prager complaints name as defendants the Company, William D. Farrell, John P. O'Malley and Gary N. Siegler. On November 20, 1997, Albert Schonert, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between May 15, 1997 and November 7, 1997. The Schonert complaint names as defendants the Company and Gary N. Siegler, Stephen M . Davis, Gary L. Fuhrman, John H. Josephson, Neil H. Koffler and William D. Farrell. On December 12, 1997, Anne Benjamin, Scott L. Benjamin, Maxine Benjamin, Donald Benjamin and Andrew M. Schreiber, who claim to be Company stockholders, filed a complaint on behalf of all persons who purchased Common Stock during the period between March 31, 1997 and November 10, 1997. The Benjamin complaint names as defendants the Company and Gary N. Siegler, John P. O'Malley and William D. Farrell. On December 31, 1997, Allen H. Weingarten, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between March 19, 1997 and November 10, 1997. The Weingarten complaint names as defendants the Company and William D. Farrell, John P. O'Malley and Gary N. Siegler. On January 9, 1998, Roselle Sachs, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between May 15, 1997 and November 10, 1997. The Sachs complaint names as defendants the Company and Gary N. Siegler, Stephen M. Davis, Gary L. Fuhrman, Neil H. Koffler and William D. Farrell.

     The complaints in each action assert that the Company and the named defendants violated Section 10(b), and that certain named defendants violated
Section 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company. The complaints each seek unspecified compensatory damages, with interest , and the costs and expenses incurred in bringing the action. On February 9, 1998, the Honorable Joel Pisano, United States Magistrate Judge, entered an Order consolidating the above-mentioned class actions for all purposes. On March 31, 1998, the lead plaintiffs in the consolidated class actions served their Consolidated Class Action Complaint, asserting that the Company and the named defendants violated Section 10(b) of the Exchange Act, and that certain named defendants violated Sections 20(a) and 20A of the Exchange Act. The Company intends to defend vigorously against the allegations.

     The legal proceedings described above are in their preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of these proceedings.

     As previously disclosed by the Company, the U.S. Attorney for the District of New Jersey commenced an investigation in connection with the disclosures regarding the related-party transactions referenced above. In addition as previously disclosed, the Company has received an inquiry from the SEC, but no formal proceedings have been commenced by the SEC. The Company has cooperated fully with these authorities and provided all information requested by them.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statements:

  1.   Financial Statements:

     The following consolidated financial statements and consolidated financial statement schedule of Medical Resources, Inc. and the reports thereon of independent auditors are filed as part of this Annual Report on Form 10-K and are incorporated by reference in Item 8.

     (i)    Reports of Independent Auditors.

     (ii)   Consolidated Balance Sheets as of December 31, 1997 and 1996.

     (iii) Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

     (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     (vi)   Notes to Consolidated Financial Statements.

  2.   Financial Statement Schedule

     The following consolidated financial statement schedule of Medical Resources, Inc. and subsidiaries is submitted herewith in response to Item 14(d)2:

                 Schedule II--Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  3.   Exhibits

     See the accompanying Exhibit Index which precedes the Exhibits filed with this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

  On November 10, 1997, the Company filed a Current Report on Form 8-K reporting
(i) under Item 5, that on November 5, 1997, parties that had agreed to sell five related imaging centers located in Pennsylvania to the Company brought action against the Company and five subsidiaries seeking specific performance of acquisition agreements and breach of contract damages and (ii) under Item 6, William D. Farrell's resignation as Director of the Company.

  On December 11, 1997, the Company filed a Current Report on Form 8-K reporting
(i) under Item 4, Coopers & Lybrand LLP's resignation as auditor of the Company and the engagement of Ernst & Young, LLP to audit the financial statements of the Company, and (ii) under Item 6, that D. Gordon Strickland and Peter J. Powers were appointed to the Board of Directors of the Company.

  On December 24, 1997, the Company filed a Current Report on Form 8-K/A reporting, amending Item 4 of the Current Report on Form 8-K dated December 4, 1997 and filed on December 11, 1997, Coopers & Lybrand LLP's resignation as auditor of the Company and the engagement of Ernst & Young, LLP, filing as an exhibit

Coopers & Lybrand LLP's letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company in such Form 8-K.

  On January 7, 1998, the Company filed a Current Report on Form 8-K/A amending Items 5 and 7 of the Current Report on Form 8-K dated May 30, 1997 and filed on June 16, 1997, as amended on Form 8-K/A filed on August 13, 1997, relating to the Company's acquisition of certain entities and including the related financial statements with respect to such entities.

  On January 12, 1998, the Company filed a Current Report in Form 8-K, reporting under Item 5 the creation of the Board of Director's Executive, Nominating and Compensation Committees and the election of new directors to the Audit Committee.

  On January 16, 1998, the Company filed a Current Report on Form 8-K/A amending Items 5 and 7 of the Current Report on Form 8-K dated May 30, 1997 and filed on June 16, 1997, as amended on Forms 8-K/A filed on August 13, 1997 and January 7, 1998.

  On February 23, 1998, the Company filed a Current Report on Form 8-K/A amending Items 5 and 7 of the Current Report on Form 8-K dated May 30, 1997 and filed on June 16, 1997, as amended on Forms 8-K/A filed on August 13, 1997, January 7, 1998 and January 16, 1998.

  On April 8, 1998, the Company filed a Current Report on Form 8-K, reporting under Item 5 that the Company's Board of Directors voted to adopt the recommendations contained in the report of a Special Committee of two outside directors elected to the Board in December 1997 and appointed to investigate certain events and review the Company's policies regarding related party transactions.

  On April 16, 1998, the Company filed a Current Report on Form 8-K, reporting under Item 5 that the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by the April 15, 1998 extended due date for such filing.

  On May 20, 1998, the Company filed a Current Report on Form 8-K, reporting under Item 5 that (i) Peter J. Powers had resigned as a director of the Company effective May 13, 1998 and (ii) the Company would report a loss for the year ended December 31, 1997 and that it expected to report a loss for the quarter ended March 31, 1998.

                                 EXHIBIT INDEX

      3.1  Company's Certificate of Incorporation, as amended to date.*
      3.2  Company's By-Laws, as amended.*
      3.3  Certificate of Designations, Preferences and Rights of the Company's Series C Convertible Preferred
           Stock.**
      4.1  Common Stock Specimen Certificate.*
      4.2  Shareholder Rights Plan of the Company, dated September 15, 1996.***
     10.1  Note Purchase Agreement ($52,000,000 7.77% Senior Notes), dated as of February 20, 1997, between the
           Company and the Purchasers listed therein.****
     10.2  Note Purchase Agreement ($20,000,000 8.10% and $6,000,000 8.01% Senior Notes), dated as of June 26,
           1997, between the Company and the Purchasers listed therein.*****
     10.3  Securities Purchase Agreement, dated as of July 21, 1997, between the Company and RGC International
           Investors, LDC.**
     10.4  Registration Rights Agreement, dated as of July 21, 1997, between the Company and RGC International
           Investors, LDC.**
     10.5  $15,000,000 Promissory Note, dated December 29, 1997, payable to DVI Financial Services Inc. together with Warrant, dated 1997 to purchase 100,000 shares of Common Stock#
     10.6  1992 Stock Option Plan.*
     10.7  1995 Stock Option Plan of the Company.******
     10.8  1996 Stock Option Plan of the Company.*******
     10.9  1996 Stock Option Plan B of the Company. *******
    10.10  Warrant, dated December 30, 1997, to purchase 817,000 shares of Common Stock issued to RGC
           International, LDC.#
    10.11  Employment Agreement, dated January 30, 1998, between the Company and Duane C. Montopoli.
    10.12  Employment Agreement, dated March 23, 1998, between the Company and Geoffrey A. Whynot.
    10.13  Employment Agreement, dated April 6, 1998, between the Company and Christopher J. Joyce
       16  Letter re:  Change in Certifying Accountants.********
     21.1  List of Subsidiaries.#
     23.1  Consent of Independent Auditors - Ernst & Young LLP.#
     23.2  Consent of Independent Accountants - Coopers & Lybrand LLP.#
     27.1  Financial Data Schedule.#


____________________

*            Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No.
             33-48848).
**           Incorporated herein by reference from the Company's Current Report on Form 8-K dated July 21, 1997.
***          Incorporated herein by reference from the Company's Current Report on Form 8-K dated September 13,
             1996.
****         Incorporated herein by reference from the Company's Current Report on Form 8-K dated March 4, 1997.
*****        Incorporated herein by reference from the Company's Current Report on Form 8-K dated June 26, 1997.
******       Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995.
*******      Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996.
********     Incorporated herein by reference from the Company's Current Report on Form 8-K/A filed on December
             24, 1997, amending the Company's Current Report on Form 8-K dated December 4, 1997.
#            Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 Medical Resources Inc.

                                 By: /s/ DUANE C. MONTOPOLI
                                     ---------------------------

                                     CHIEF EXECUTIVE
                                     OFFICER (PRINCIPAL EXECUTIVE
                                       OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES SET FORTH BELOW AND ON JUNE 1, 1998.


                            SIGNATURE                              CAPACITY IN WHICH SIGNED
                            ---------                              ------------------------
/s/ GARY N. SIEGLER                                                Chairman of the Board of Directors
-----------------------------------------------------------------
GARY N. SIEGLER

/s/ D. GORDON STICKLAND                                            Chairman of the Executive Committee
-----------------------------------------------------------------
D. GORDON STRICKLAND

/S/ DUANE C. MONTOPOLI                                             Chief Executive Officer (Principal Executive
-----------------------------------------------------------------  Officer)
DUANE C. MONTOPOLI

/S/ GEOFFREY A. WHYNOT                                             Chief Financial Officer and Senior Vice
-----------------------------------------------------------------  President - Finance (Principal Accounting
GEOFFREY A. WHYNOT                                                 Officer)

/S/ STEPHEN M. DAVIS                                               Director
-----------------------------------------------------------------
STEPHEN M. DAVIS

/S/ GARY L. FUHRMAN                                                Director
-----------------------------------------------------------------
GARY L. FUHRMAN

/S/ JOHN H. JOSEPHSON                                              Director
-----------------------------------------------------------------
JOHN H. JOSEPHSON

/S/ NEIL H. KOFFLER                                                Director
-----------------------------------------------------------------
NEIL H. KOFFLER

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Medical Resources, Inc.

We have audited the accompanying consolidated balance sheet of Medical Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the years then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources, Inc. and Subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for 1997 and 1995.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company incurred a net loss in 1997 and has a working capital deficiency at December 31, 1997. In addition, the Company has not complied with certain covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                                /s/ ERNST & YOUNG LLP


Hackensack, New Jersey
May 26, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Medical Resources, Inc.

We have audited the accompanying consolidated balance sheet of Medical Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statement of operations, stockholders' equity, and cash flows and the financial statement schedule listed in the index at Item 14(a) for the year ended December 31, 1996. These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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



                                         /s/Coopers & Lybrand L.L.P.

Parsippany, New Jersey
March 28, 1997

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1997 AND 1996
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       December 31,     December 31,
                                                           1997             1996
                                                       -------------    -------------
                        Assets
Current Assets:
     Cash and cash equivalents                             $ 23,198         $ 15,346
     Short-term investments                                       -            1,663
     Cash and short-term investments, restricted                600            4,500
     Accounts receivable, net                                65,887           39,878
     Other receivables                                        5,430            2,291
     Prepaid expenses                                         7,027            3,715
     Income taxes recoverable                                 6,504                -
     Deferred tax assets, net                                 2,492            3,354
                                                        -----------       ----------
          Total current assets                              111,138           70,747
                                                        -----------       ----------
Property and equipment, net                                  64,343           24,397
Goodwill, net                                               149,624           62,639
Other intangible assets, net                                  6,836            2,119
Other assets                                                  4,189            1,216
Deferred tax assets, net                                      2,353            2,351
Restricted cash                                                 473            1,045
                                                        -----------       ----------
     Total assets                                         $ 338,956        $ 164,514
                                                        ===========       ==========





The accompanying notes are an integral part of the consolidated financial statements.

                                    MEDICAL RESOURCES, INC.
                            CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                AS OF DECEMBER 31, 1997 AND 1996
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    December 31,     December 31,
                                                                       1997             1996
                                                                    ------------     ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Senior Notes due 2001 through 2005, classified as current          $ 78,000              $ -
    Notes and mortgages payable, classified as current                    3,206                -
    Capital lease obligations, classified as current                      9,555                -
    Current portion of notes and mortgages payable                       13,313            6,729
    Current portion of capital lease obligations                         10,311            5,992
    Borrowings under line of credit                                       3,744                -
    Accounts payable                                                     13,141           10,903
    Accrued expenses                                                     28,018            2,167
    Income taxes payable                                                      -            2,064
    Common stock subject to redemption                                    9,734                -
    Other current liabilities                                               290              117
                                                                    -----------       ----------

        Total current liabilities                                       169,312           27,972

Notes and mortgages payable, less current portion                        21,539           12,638
Obligations under capital leases, less current portion                   16,361            8,373
Convertible debentures                                                        -            6,988
Other long term liabilities                                                 178              108
                                                                    -----------       ----------
        Total liabilities                                               207,390           56,079

Minority interest                                                         4,662            2,051

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000 shares,
        21,889 issued and outstanding at December 31, 1997 and
        18,594 issued and 18,326 outstanding at December 31, 1996           219              186
     Common stock to be issued; 600 shares                                    -            1,721
     Series C Convertible Preferred Stock, $1,000 per share stated
         value; 18 shares issued and outstanding (liquidation
        preference of 3% per annum)                                      18,242                -
     Additional paid-in capital                                         138,664          102,928
     Unrealized appreciation of investments                                   -               26
     Retained earnings (deficit)                                        (30,221)           2,956
     Less 268 common shares in Treasury, at cost                             -            (1,433)
                                                                    -----------       ----------
        Total stockholders' equity                                      126,904          106,384
                                                                    -----------       ----------
Total liabilities and stockholders' equity                            $ 338,956        $ 164,514
                                                                    ===========       ==========




The accompanying notes are an integral part of the consolidated financial statements.

                                      MEDICAL RESOURCES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              1997           1996           1995
                                                           ------------   -----------    -----------

Net service revenues                                         $ 202,386      $ 93,785       $ 51,993
Imaging center and staffing operating costs:
   Technical services payroll and related expenses              80,359        35,074         19,526
   Medical supplies                                              9,286         4,223          2,439
   Diagnostic equipment maintenance                              7,761         3,274          1,647
   Independent contractor fees                                   6,810         1,202            437
   Administrative expenses                                      22,902        11,937          6,084
   Other center level costs                                      8,947         3,354          1,430
Provision for uncollectible accounts receivable                 20,656         4,783          3,378
Corporate general and administrative                            20,246         7,779          4,978
Depreciation and amortization                                   19,334         7,466          4,567
Stock-option based compensation                                  2,536             -              -
Loss on impairment of goodwill and other long lived assets      12,962             -              -
Other unusual charges                                            9,723             -              -
                                                               -------        ------        --------
     Operating income (loss)                                   (19,136)       14,693          7,507
Interest expense, net                                            9,167         2,969          1,829
                                                               -------        ------        --------

Income (loss) from continuing operations before
   minority interest and income taxes                          (28,303)       11,724          5,678
Minority interest (loss)                                           636           308           (124)
                                                               -------        ------        --------

Income (loss) from continuing operations before
   income taxes                                                (28,939)       11,416          5,802
Provision for income taxes                                       2,300         4,162          1,659
                                                               -------        ------        --------

Income (loss) from continuing operations                       (31,239)        7,254          4,143
Discontinued operations, net of tax:
   Loss from operations of discontinued operations                  -             -          (1,077)
   Loss on sale of discontinued business                            -             -          (1,376)
                                                               -------        ------        --------

   Loss from discontinued operations                                -             -          (2,453)
                                                               -------        ------        --------

Net income (loss)                                              (31,239)        7,254          1,690
Charges related to restricted common stock and
   convertible preferred stock                                  (1,938)           -              -
                                                               -------        ------        --------

Net income (loss) applicable to common
   stockholders                                              $ (33,177)      $ 7,254        $ 1,690
                                                               -------        ------        --------

Income (loss) per common share applicable to common
  stockholders:
  Basic -
     Net income (loss) per share before discontinued
        operations                                             $ (1.62)       $ 0.64         $ 0.54
     Discontinued operations                                         -             -          (0.32)
                                                               -------        ------        --------
     Net income (loss) per share                               $ (1.62)       $ 0.64         $ 0.22
                                                               -------        ------        --------

  Diluted -
     Net income (loss) per share before discontinued
        operations                                             $ (1.62)       $ 0.59         $ 0.53
     Discontinued operations                                         -             -          (0.31)
                                                               -------        ------        --------
     Net income (loss) per share                               $ (1.62)       $ 0.59         $ 0.22
                                                               =======        ======        ========



The accompanying notes are an integral part of the consolidated financial statements.

                                      MEDICAL RESOURCES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (IN THOUSANDS)

                                                                  1997         1996          1995
                                                               -----------   ----------   -----------
Cash flows from operating activities:
Net income (loss)                                               $ (31,239)     $ 7,254       $ 1,690
Adjustments to reconcile net income to net cash                ----------     ---------    ----------
    provided by (used in) operating activities:
      Depreciation and amortization                                19,334        7,466         4,567
      Provision for uncollectible accounts receivable              20,656        4,784         3,378
      Deferred income tax provision                                  (836)        (841)       (2,161)
      Stock-option based compensation expense                       2,536            -             -
      Expense incurred in connection with warrants
        issued to preferred stockholders                            2,051            -             -
      Loss on impairment of goodwill and other long lived assets   12,962            -             -
      Loss on sale of discontinued business                             -            -         1,376
      Other, net                                                      112           94           149
Changes in operating assets and liabilities:
   Accounts receivable                                            (30,270)     (14,386)       (6,309)
   Other receivables                                               (2,219)      (1,814)         (171)
   Prepaid expenses                                                (2,403)      (1,502)         (614)
   Income taxes recoverable or payable                             (7,568)       2,186          (323)
   Other assets                                                    (3,253)      (1,495)          (27)
   Accounts payable and accrued expenses                           16,560        2,081             4
   Other current liabilities                                         (315)      (1,510)          568
   Other long-term liabilities                                     (1,430)        (867)          208
                                                                 ---------    ----------   ---------
      Total adjustments                                            25,917       (5,804)          645
                                                                 ---------    ----------   ---------
        Net cash provided by (used in) operating activities        (5,322)       1,450         2,335
                                                                 ---------    ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (5,429)      (1,070)         (877)
Acquisition of diagnostic imaging centers, net of cash acquired   (57,883)      (6,411)       (1,764)
Acquisition of temporary staffing offices, net of cash acquired       176       (2,314)            -
Acquisition of Dalcon Technologies, Inc., net of cash acquired       (615)           -             -
Investment in diagnostic imaging center joint venture              (1,000)
Costs associated with refinancing of assets under capital leases   (1,461)           -             -
Sale (purchase) of short-term investments, net                      6,109       (1,637)          600
Purchase of restricted short-term investments                           -       (4,500)            -
Increase in restricted cash                                             -         (600)            -
Change in net assets of discontinued business                           -            -         1,396
Other, net                                                              -         (171)            -
                                                                 ---------    ----------   ---------
      Net cash used in investing activities                       (60,103)     (16,703)         (645)
                                                                 ---------    ----------   ---------


The accompanying notes are an integral part of the consolidated financial statements.

                                      MEDICAL RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (IN THOUSANDS)

                                                                  1997         1996          1995
                                                               -----------   ----------   -----------
Cash flows from financing activities:
Proceeds from Senior Notes, net of issuance costs                  76,523            -             -
Proceeds from issuance of preferred stock, net                     16,965            -             -
Proceeds from sale/leaseback transactions                           9,866            -             -
Proceeds from borrowings under notes payable                        7,850        1,229             -
Borrowings under line of credit                                     3,744            -             -
Proceeds from common stock offering                                     -       25,944             -
Common stock issuance cost                                              -         (780)            -
Proceeds from exercise of options and warrants                      2,696        2,020             -
Note and capital lease repayments in connection with
   acquisitions                                                   (13,799)           -             -
Note and capital lease repayments in connection with
   Senior Notes transaction                                       (13,764)           -             -
Note and capital lease repayments in connection with
   sale/leaseback transactions                                     (4,822)           -             -
Principal payments under capital lease obligations                 (6,651)      (4,805)       (3,043)
Principal payments on notes and mortgages payable                  (5,312)      (2,968)       (1,119)
Proceeds from (redemption of) convertible debentures                  (19)       6,533         4,103
Purchase of treasury stock                                              -          (64)       (1,368)
Purchase of Maternity preferred stock                                   -            -          (269)
                                                                ---------   ----------    -----------
     Net cash provided by (used in) financing activities           73,277       27,109        (1,696)
                                                                ---------   ----------    -----------
Net increase (decrease) in cash and cash equivalents                7,852       11,856            (6)

Cash and cash equivalents at beginning of year                     15,346        3,935         3,941

Reclassification of prior year restricted cash                         -          (445)           -
                                                                ---------   ----------    -----------

Cash and cash equivalents at end of year                         $ 23,198     $ 15,346       $ 3,935
                                                                ---------   ----------    -----------




The accompanying notes are an integral part of the consolidated financial statements.

                                      MEDICAL RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (IN THOUSANDS)


                                                                  1997         1996          1995
                                                               -----------   ----------   -----------
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for -
          Income taxes                                           $ 11,091      $ 3,440       $ 1,982
          Interest                                                  7,201        2,639         1,894

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

Capital lease obligations and notes payable incurred for
     diagnostic imaging and computer equipment                     13,654        2,469         1,159
Capital lease obligations assumed in connection with
     acquisitions                                                  26,612        6,749             -
Notes payable obligations assumed in connection with
     acquisitions                                                  36,505       13,850             -
Conversion of subordinated debentures to Common
     Stock, net of issuance costs                                   6,636        5,735             -
Issuance of Common Stock in connection with
     acquisitions                                                  17,281       47,938         3,448
Common stock subject to redemption                                  9,734
Issuance of warrants in connection with acquisitions                3,853          975             -
Issuance of warrants to convertible preferred stockholders          2,051            -             -
Issuance of notes payable in connection with acquisitions           4,250        1,848             -
Tax benefit from exercise of stock options                          1,000            -             -
Maternity debt forgiveness treated as capital contribution              -            -         1,022






The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                             Common             Additional Retained  Treasury  Unrealized
                                                   Common   Stock to  Preferred  Paid-In   Earnings   Shares   Apprec. On
                                         Total     Stock    be Issued   Stock    Capital   (Deficit)  at Cost  Investments

Balance at January 1, 1995              $ 11,873       $ 71                       $ 18,360  $ (6,558)
Issuance of Common Stock related to
  acquisition of diagnostic imaging
  centers                                  3,448          6     1,721                1,721
Maternity debt  forgiveness treated as
  a capital contribution                   1,022                                     1,022
Maternity short period (1/1-1/31/95)         570                                                 570
Redemption by Maternity of its
  preferred stock                           (269)                                     (269)
Preferred stock buyout                         1                                         1
Purchase of  treasury shares              (1,368)                                                       (1,368)
Net income                                 1,690                                               1,690
                                        --------   --------  ---------  --------  --------   --------   -------     ----------
Balance at December 31, 1995              16,967         77     1,721               20,835    (4,298)   (1,368)
Issuance of Common Stock related to
  acquisition of diagnostic imaging
  centers                                 47,938         56                         47,882
Warrants issued related to acquisition
  of diagnostic imaging centers              975                                       975
Net proceeds from public offering of
  3,680,000 shares of Common Stock        25,944         37                         25,907
Public offering issuance costs              (780)                                     (780)
Conversion of subordinated
  debentures into Common Stock.            5,735         12                          5,723
Exercise of stock options                  2,022          4                          2,018
Tax benefit from exercise of stock
  options                                    368                                       368
Unrealized appreciation on investment         26                                                                       26
Purchase of treasury shares                  (65)                                                          (65)
Net income                                 7,254                                               7,254
                                        --------   --------  ---------  --------  --------   --------   -------     ----------
Balance at December 31,1996              106,384        186     1,721              102,928     2,956    (1,433)        26
Issuance of Common Stock related to
  acquisition of diagnostic imaging
  centers                                 10,673         12    (1,721)              10,949               1,433
Issuance of Common Stock related to
  acquisition of staffing offices          2,000          1                          1,999
Issuance of Common Stock related to
  acquisition of Dalcon Technologies       1,934          1                          1,933
Warrants issued related to acquisition
  of diagnostic imaging centers            3,853                                     3,853
Warrants issued in connection
  with preferred stock                     2,051                                     2,051
Warrants issued in connection
  with long-term borrowings                  337                                       337





The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                             Common             Additional Retained  Treasury  Unrealized
                                                   Common   Stock to  Preferred  Paid-In   Earnings   Shares   Apprec. On
                                         Total     Stock    be Issued   Stock    Capital   (Deficit)  at Cost  Investments

Conversion of debentures                   6,636         13                          6,623
Exercise of stock options and warrants     2,696          4                          2,692
Stock-option based compensation
  expense                                  2,536                                     2,536
Tax benefit from exercise of stock
  options                                  1,000                                     1,000
Common Stock issued in connection
  with acquisition earnout                 2,676          3                          2,673
Issuance of Convertible Preferred
  Stock                                   16,965                         18,000     (1,035)
Accretion of Convertible Preferred
  Stock                                        -                            242                 (242)
Increase in price protection related
  to certain restricted common stock      (1,696)                                             (1,696)
Other, net                                    99                                       125                            (26)
Net loss                                 (31,239)                                            (31,239)
                                         --------   --------  -------  --------  ---------   --------  -------  ----------
Balance at December 31,1997              126,904        219        -     18,242    138,664   (30,221)       -          -
                                         ========   ========  =======  ========  =========   ========  =======  ==========






The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                            -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

     Medical Resources, Inc., (herein referred to as "MRI" and collectively with its subsidiaries, affiliated partnerships and joint ventures, referred to herein as the "Company"), is engaged in two operating segments: diagnostic imaging and temporary staffing services. The Company's diagnostic imaging segment operates and manages primarily fixed-site, free-standing outpatient diagnostic imaging centers (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company's diagnostic imaging segment also develops and sells radiology industry information systems through its subsidiary, Dalcon Technologies, Inc. The Company provides temporary staffing services through its wholly owned subsidiary, StarMed Staffing, Inc. (herein referred to as "StarMed"). StarMed provides temporary staffing of registered nurses and other professional medical personnel to acute and sub-acute care facilities nationwide.

Consolidation

     The accompanying consolidated financial statements include the accounts of MRI, its wholly-owned subsidiaries, majority-owned joint ventures and limited partnerships in which the Company is a general partner. All material intercompany balances and transactions have been eliminated. As general partner, the Company is subject to all the liabilities of a general partner and as of December 31, 1997, is entitled to share in partnership profits, losses and distributable cash as provided in the partnership agreements. The limited partnership interests are shown in the accompanying financial statements as minority interest. Under certain of the partnerships, the Company also is paid a monthly management fee based on patient cash collections and/or patient volume under management agreements. Partnership losses allocable to limited partners in excess of their respective capital accounts are charged to the Company as general partner. Future income related to such partnerships will be allocated to the Company as general partner until such time as the Company has recovered the excess losses. Certain of the limited partnership agreements require limited partners to make cash contributions in the event their respective capital accounts are reduced below zero due to partnership operating losses.
The Company has not reflected this potential recovery from the limited partners due to uncertainty regarding the ultimate receipt of the cash contributions.

Revenue Recognition

  At each of the Company's diagnostic imaging centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician"), generally consisting of radiologists with whom the Company has entered into independent contractor agreements. Pursuant to these agreements, the Company has agreed to provide equipment, premises, comprehensive management and administration, including responsibility for billing and collection of receivables, and technical imaging services to the Interpreting Physician.

  Net service revenues are reported, when earned, at their estimated net realizable amounts from patients, third party payors and others for services rendered at contractually established billing rates which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net service revenues at the time services are rendered. Subject to the foregoing, the Company's imaging centers recognize revenue under one of the three following types of agreements with Interpreting Physicians:

     Type I - The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount.

     Type II - The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physicians fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount.

     Type III - The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors.

     Revenues derived from Medicare and Medicaid are subject to audit by such agencies. The Company is not aware of any pending audits.

     The Company also recognizes revenue from temporary nurse staffing and radiology information systems. Such revenues are recognized on an accrual basis as earned.

Reclassification

     Certain prior year items have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual allowances, the allowance for doubtful accounts receivable, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from management's estimates.

Cash and Cash Equivalents

     For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. Restricted cash consists of amounts held pursuant to the terms of letters of credit and is classified based upon the expiration of the restriction.

Short-Term Investments

     At December 31, 1996 the Company's short-term investments, consist of certificates of deposits and treasury bills with maturities between three and twelve months. Such securities are classified as available-for-sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Any realized gains and losses are determined on the specific identification method.

     Restricted short-term investments at December 31, 1996 consist of $4,500,000 of United States Government obligations held pursuant to a letter of credit issued in connection with one of the Company's acquisitions. The letter of credit served to reserve consideration for the acquisition in the event that the shares of the Company's Common Stock issued to the seller were not registered within 60 days of the closing of the sale. During 1997, the shares were registered within the specified timeframe of the agreement, and as such, the restriction of the investment was removed.

Investments in Joint Ventures and Limited Partnerships

     The minority interests in the equity of consolidated joint ventures and limited partnerships, which are not material, are reflected in the accompanying consolidated financial statements. Investments by the Company in joint ventures and limited partnerships over which the Company can exercise significant influence but does not control are accounted for using the equity method.

     The Company suspends recognition of its share of joint ventures losses in entities in which it holds a minority interest when its investment is reduced to zero. The Company does not provide for additional losses unless, as a partner or joint venturer, the Company has guaranteed obligations of the joint venture or limited partnership.

Property and Equipment

     Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Goodwill and other intangible assets

     The excess of purchase price of businesses over the fair value of assets acquired is recorded as goodwill and is amortized on a straight line basis generally over twenty years. Other intangible assets consist of covenants not to compete, value of managed care contracts, organizational costs and capitalized lease costs related to acquired businesses and are amortized on a straight line basis over their respective initial estimated lives of three to ten years. Gross intangible assets and related accumulated amortization are as follows (in thousands):

                                            December 31,
                                         -------------------
                                           1997      1996
                                         --------  ---------
  Goodwill
       Gross intangible                 $157,362    $65,666
       Less accumulated amortization      (7,738)    (3,027)
                                        --------    -------
         Net                            $149,624    $62,639
                                        ========    =======

  Other intangibles
       Gross intangibles                $  9,484    $ 3,996
       Less accumulated amortization      (2,648)    (1,877)
                                        --------    -------

         Net                           $   6,836  $   2,119
                                      ==========  ==========

     Amortization expense for goodwill was $6,135,000, $1,497,000 and $386,000 in 1997, 1996 and 1995, respectively. Amortization expense for other intangibles was $1,151,000, $506,000 and $337,000 in 1997, 1996 and 1995,
respectively.

     The Company periodically reviews goodwill to assess recoverability based upon expectations of undiscounted cash flows and operating income of each entity having a material goodwill balance. An impairment would be recognized in operating results, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the related costs in excess of net assets acquired. The amount of the impairment would be measured by comparing the carrying value of intangible and other long-lived assets to their fair values. See discussion of 1997 impairment loss in Note 3 of the Notes to Consolidated Financial Statements.

Earnings Per Share

     Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings per Share." The adoption of SFAS No. 128 requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus the potentially issuable common shares related to outstanding stock options, warrants and convertible debt. Earnings per share amounts for prior periods, including related quarters, have been restated to conform to the requirements of SFAS No. 128. The computations of basic earning per share and diluted earnings per share were as follows (in thousands, except per share amounts):

                                                              1997                 1996              1995
                                                              ----                 ----              ----
Basic earnings per share information
------------------------------------
Income (loss) from continuing operations                         ($31,239)             $ 7,254           $4,143
Loss from discontinued operations                                      --                   --           (2,453)
                                                                 ---------             --------          -------
Net income (loss)                                                 (31,239)               7,254            1,690
Charges related to restricted common stock and
  convertible preferred stock                                      (1,938)                   -                -
                                                                 --------              -------           ------
Net income (loss) applicable to common
  Stockholders                                                   ($33,177)             $ 7,254           $1,690
                                                                 ========              =======           ======

Weighted average number of common shares                           20,495               11,296            7,730
Net income (loss) per share before
   discontinued operations                                         ($1.62)               $0.64            $0.54
Discontinued operations                                                --                   --            (0.32)
                                                                 --------              -------           ------
Basic earnings per share                                           ($1.62)               $0.64            $0.22



Diluted earnings per share information
--------------------------------------
Income (loss) from continuing operations                         ($31,239)             $ 7,254           $4,143
Loss from discontinued operations                                      --                   --           (2,453)
                                                                 ---------             --------          -------
Net income (loss)                                                 (31,239)               7,254            1,690
Interest savings from conversion of convertible
 subordinated debentures                                                -                  405                -

Charges related to restricted common stock and
  convertible preferred stock                                      (1,938)                   -                -
                                                                 --------              -------           ------
Net income (loss) applicable to common
  Stockholders after assumed conversions                         ($33,177)             $ 7,659           $1,690
                                                                =========              =======           ======

Weighted average number of common shares                           20,495               11,296            7,730
Incremental shares issuable on exercise of warrants
 and options                                                            -                  417               51

Incremental shares issuable on conversion
 of convertible subordinated debentures                                 -                1,213                -
                                                                ---------              -------           ------
Weighted average number of diluted
 common shares                                                     20,495               12,926            7,781
                                                                =========              =======           ======

Net Income (loss) per share
   before discontinued operations                       ($1.62)          $  0.59         $ 0.53
Discontinued operations                                      -                 -          (0.31)
                                                        -------          -------         ------
Diluted earnings (loss) per share                       ($1.62)          $  0.59         $ 0.22
                                                        =======          =======         ======

Stock Options

     SFAS No. 123, Accounting for Stock-Based Compensation requires the Company to choose between two different methods of accounting for stock options. The Statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue using the accounting methods prescribed by APB No. 25 and will disclose the amount of the proforma compensation expense, required to be disclosed under the SFAS No. 123. See disclosure in Note 9 of the Notes to the Consolidated Financial Statements.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 1997, the Company has provided a valuation reserve against a portion of its net deferred income tax assets due to uncertainty regarding the ultimate recovery of such deferred income tax assets. See further discussion in Note 10 of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income", requires an entity to report comprehensive income and its components for fiscal years beginning after December 15, 1997. This new standard increases financial reporting disclosures, but will have no impact on the Company's financial position, cash flows or results of operations.

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. This new standard increases financial reporting disclosures, but will have no impact on the Company's financial position, cash flows or results of operations.

     Statement Of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project state, training costs and data conversion costs for fiscal years beginning after December, 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisition cost.

     Statement Of Position 97-2, "Consolidation of Physicians' Practice Entities", requires an entity to consolidate Physicians' Practice Entities in circumstances in which substantial control is exercised by the Company. The Company believes that this statement will not have a material effect on the Company's financial position, cash flows or results of operations.


2.  BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

     As a result of the 1997 net loss, the Company is currently in default of certain financial covenants under the Company's $78,000,000 of Senior Notes. Management and the Senior Note lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Senior Note lenders will provide the Company with an amendment or waiver of the defaults. In addition, certain medical equipment notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

     In the event that the Senior Note holders or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at December 31, 1997 and the Company has a deficit in working capital of $58,174,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Senior Note lenders in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following: (i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels, and (ii) it has retained the investment banking firm of SBC Warburg Dillon Read to assist the Company in exploring a possible sale of the Company's StarMed temporary staffing subsidiary.

     The financial statements, however, do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.



3.  LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS
     AND OTHER UNUSUAL CHARGES

     During the fourth quarter of 1997, the Company recorded a $12,962,000 loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $10,425,000, covenants not to compete of $118,000 and fixed assets of $2,419,000. Primarily the entire impairment relates to eight of the Company's diagnostic imaging centers that are under-performing. The Company has recorded impairment losses for these centers because the sum of the expected future cash flows, determined based on an assumed continuation of current operating methods and structures, does not cover the carrying value of the related long-lived assets.

     During the fourth quarter of 1997, the Company also recorded $9,723,000 of other unusual charges consisting of (i) $3,256,000 for the estimated net costs associated with the resolution of the shareholder and employee lawsuits, (ii) $2,243,000 for higher than normal professional fees, (iii) $2,169,000 ($2,051,000 of which was a non-cash charge related to the issuance of 817,000 warrants) for penalties associated with delays in the registration of the Company's common stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (iv) $1,150,000 for the loss on investment related to a potential acquisition not consummated, (v) $469,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and vi) $436,000 for management termination benefits and related costs.

     The Company expects to incur additional unusual charges of at least $4,500,000 during 1998 primarily related to the estimated net costs associated with the resolution of the shareholder and employee lawsuits, penalties associated with delays in the registration of the Company's Common Stock and costs associated with the investigation of related party transactions. Such additional unusual charges could be substantially higher depending upon the ultimate outcome of current negotiations regarding penalties associated with failure to register the Company's Common Stock and the outcome of certain litigation. See further discussion in Note 11 of the Notes to the Consolidated Financial Statements.

4.  ACCOUNTS RECEIVABLE, NET

   Accounts receivable, net is comprised of the following (in thousands):

                                                                              December 31,
                                                                   ----------------------------------
                                                                        1997              1996
                                                                   ---------------  -----------------
Management fee receivables (net of contractual allowances)
   Due from unaffiliated physicians (Type I revenues)                    $ 35,540            $23,188
   Due from affiliated physicians (Type III revenues)                       8,585              9,195
Patient and third party payor accounts receivable (Type II
   revenues)                                                               27,284             10,757
Temporary staffing service accounts receivable                             13,400              6,335
Less:  Allowance for doubtful accounts                                    (18,922)            (9,597)
                                                                         --------            -------
                                                                         $ 65,887            $39,878
                                                                         ========            =======

     Accounts receivable is net of contractual allowances which represent standard fee reductions negotiated with certain third party payors. Contractual allowances amounted to approximately $93,490,000, $25,270,000 and $13,375,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company's receivables relate to a variety of different structures (see discussion of revenue recognition in Note 1 of the Notes to Consolidated Financial Statements) as well as a variety of payor classes, including third party medical reimbursement organizations, principally insurance companies. Approximately 24.2% and 19.5% of the Company's 1997 and 1996 imaging revenues was derived from the delivery of services with respect to the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Personal Injury Type accounts receivable). The Company undertakes certain measures to identify and document the individual's obligation to pay for services rendered regardless of the outcome of the pending litigation. By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its Personal Injury Type accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. For Personal Injury Type accounts receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.




5.  SHORT-TERM INVESTMENTS

         The following is a summary of the investments in debt securities classified as current assets, and which are available for sale (in thousands):

                                     Unrealized   Fair
                                        Cost      Gains   Value
                                     -----------  -----  --------
December 31, 1996
   Available-for-sale:
     US Government obligations          $ 5,361     $26  $ 5,387
     Certificates of deposit                776       -      776
                                        -------     ---  -------
Total                                     6,137      26    6,163
     Less: Restricted Investments        (4,500)      -   (4,500)
                                        -------     ---  -------
                                        $ 1,637     $26  $ 1,663
                                        =======     ===  =======

     As of December 31, 1997, there were no short-term investments available-for- sale.

6.  PROPERTY AND EQUIPMENT

         Property and equipment stated at cost are set forth below (in thousands):

                                                                                    December 31,
                                                                              1997                 1996
                                                                      --------------------  -------------------

Diagnostic equipment                                                             $ 63,186             $ 33,938
Leasehold improvements                                                             18,684                9,352
Furniture and fixtures                                                             10,571                2,997
Land and buildings                                                                  4,987                  632
Construction in progress                                                                -                  270
                                                                                 --------             --------
                                                                                   97,428               47,189
Less:  accumulated depreciation and amortization                                  (33,085)             (22,792)
                                                                                 --------             --------
                                                                                 $ 64,343             $ 24,397
                                                                                 ========             ========

     Depreciation and amortization expense related to property and equipment amounted to $12,048,000, $5,463,000 and $3,844,000 for the years ended December 31, 1997, 1996 and 1995, respectively.



7. ACCRUED EXPENSES

Accrued expenses are comprised of the following (in thousands):

                                December 31,
                               --------------
                                1997        1996
                               -------      -----
Accrued professional fees      $ 5,875     $ 354
Accrued payroll and bonuses      4,242       792
Accrued interest                 2,749       323
Accrued radiologist fees         3,398       629
Other accrued expenses          11,754        69
                               -------   -------
                               $28,018   $ 2,167
                               =======   =======

8.  DEBT

        Outstanding debt consists of the following (in thousands):

                                                                                  December 31,
                                                                      -------------------------------------
                                                                             1997                1996
                                                                      -------------------  ----------------

Senior Notes due 2001 through 2005, classified as current due to
  financial covenant defaults                                                     $78,000           $     -
                                                                                  =======           =======

Revolving line of credit                                                          $ 3,744           $     -
                                                                                  =======           =======

Convertible debentures                                                            $     -           $ 6,988
                                                                                  =======           =======

Other notes and mortgages payable:
----------------------------------
Debt issued or assumed in connection with 1997 acquisitions                       $19,809           $     -
Debt issued or assumed in connection with 1996 acquisitions                         6,785            13,748
10.25% unsecured promissory note, monthly payments of $171
  including interest through December, 2002                                         8,000                 -
Other debt                                                                          3,464              5,619
                                                                                  --------            -------


  Total other notes and mortgages payable                                           38,058             19,367
                                                                                  --------            -------
Less current installments                                                          (13,313)            (6,729)
Less debt shown as current due to financial covenant default                        (3,206)                 -
                                                                                  --------            -------
Total other notes and mortgages payable shown as long-term                        $ 21,539            $12,638
                                                                                  ========            =======


     During 1997, the Company borrowed $78,000,000 of Senior Notes (the "Senior Notes") from a group of insurance companies led by the John Hancock Mutual Life Insurance Company ("John Hancock"). The notes bear interest at an average annual rate of 7.87%, are subject to annual sinking fund payments commencing February 2001 and have a final maturity in February 2005. The Senior Notes are guaranteed by substantially all of the Company's diagnostic imaging subsidiaries and collateralized by certain partnership interests owned through subsidiaries by the Company. In addition, the agreement relating to the issuance of the Senior Notes imposes certain affirmative and negative covenants on the Company and its restricted subsidiaries, including restrictions on the payment of dividends. The Company used a portion of the proceeds from the Senior Notes to retire capital lease obligations totaling $8,274,000 and notes payable totaling $5,490,000. The difference between the amount used to retire capital lease obligations and the carrying value of such obligations was approximately $1,461,000. In accordance with Financial Accounting Standards Board Interpretation 26 ("FIN 26") "Accounting for the Purchase of a Leased Asset by the Lessee During the Term of the Lease," the book value of the related assets have been increased by this amount, not to exceed the fair value of the assets, which will be amortized over the remaining useful lives of the assets. In connection with the Senior Note transaction, the Company paid $337,000 to 712 Advisory Services, Inc., an affiliate (the "Affiliate") of the Company's Chairman of the Board, for financial advisory services.

     The Company is currently in default of certain financial covenants under the Senior Notes. See Note 2 of the Notes to the Consolidated Financial Statements, Basis Of Financial Statement Presentation And Issues Affecting Liquidity.


     Debt issued or assumed in connection with 1997 acquisitions bear interest at rates ranging from 8.6% to 13.75% and mature from 1998 through 2010. Such debt includes the following convertible notes:

     In August 1997, as part of the purchase price for the acquisition of the business assets of the Presgar centers, the Company issued up to $3,700,000 in notes convertible into the Company's Common Stock, of which, $1,200,000 in principal amount is contingent upon the occurrence of certain events. The notes ($2,500,000 outstanding at December 31, 1997) bear interest at prime plus 1% (9.5% at December 31, 1997) and mature on August 21, 1998.

     In October 1997, as part of the purchase price of the acquisition of the Ohio centers, the Company issued $1,750,000 in notes convertible into the Company's Common Stock. The notes bear interest at 12% and mature on October 3, 1998.

     Debt issued or assumed in connection with 1996 acquisitions includes the following:

     In January 1996, as part of the purchase price for the acquisition of the business assets of MRI-CT, Inc., the Company issued an $88,000 note payable bearing interest at prime (8.5% at December 31, 1997) due January 9, 2001. Also in January 1996, as part of the purchase price for the acquisition of the common stock of NurseCare Plus,Inc. the Company issued a note payable for $1,250,000 bearing interest at prime plus one percent (9.5% at December 31, 1997) due January 12, 1999. In June, 1996 the Company issued a $510,000 note payable as part of the purchase price of WeCare Allied Health Care, Inc. The note bears interest at prime plus one percent (9.5% at December 31, 1997) and is due August 1998.

     In August 1996, in connection with the NMR Acquisition the Company assumed NMR's existing equipment debt obligations, aggregating $13,235,700. These notes bear interest at rates ranging from 7.0% to 11.5% and require monthly payments ranging from $623 to $38,095 including interest (an aggregate of $172,539 per month). The notes are payable over varying terms with the last note due in December 2000. The foregoing notes are collateralized by the respective centers' imaging equipment. As of December 31, 1997, the outstanding balance declined to $4,108,000 primarily as a result of the application of proceeds from the issuance of the Senior Notes.

     Other debt includes the following:

     In 1994, StarMed and a creditor renegotiated a note payable. At the time of the restructuring, the note balance was adjusted to the amount of the projected undiscounted future cash payments based upon the prevailing interest rate and, accordingly, no interest expense has been recorded subsequent to the effective date of the renegotiation other than the amounts attributed to a change in the variable rate and is due in 2000. The balance of such note at December 31, 1997 was $3,042,000.

     On February 7, 1996, the Company issued at par $6,533,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The Company called for the redemption of the 1996 Debentures at the conversion price of $6.00 per share on or before March 27, 1997. As of December 31, 1997, all of the 1996 Debentures have been converted. On May 30, 1995, the Company issued at par $4,350,000 aggregate principal amount of 11% Convertible Subordinated Debentures due 2000 (the "1995 Debentures"). The 1995 Debentures automatically converted to Common Stock when, on June 20, 1997 the market price of the Stock exceeded $6.00 per share for a 15 consecutive day period. Under the terms of the merger agreement with NMR, the Company assumed the obligations under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). The Company called for redemption of the NMR Debentures at the conversion price of $6.54 per share on or before March 27, 1997. As of December 31, 1997, all of the NMR Debentures had either been redeemed or converted into Common Stock of the Company. During 1997 and 1996, debentures of $6,988,000 and $5,735,000, respectively, were converted into Common Stock.

     In connection with the private placements of the 1995 Debentures and the 1996 Debentures, the Company paid $248,000 and $357,000, respectively, in placement agent fees and expenses to an investment banking firm. Mr. Gary L. Fuhrman, a director of the Company, is an executive officer and director of such investment banking firm.

     Aggregate originally scheduled maturities (prior to classification of certain amounts as current due to the financial covenant defaults) of the Company's Senior Notes and other notes and mortgages payable for years 1998 through 2002 and thereafter are as follows (in thousands):

     1998                                      $13,313
     1999                                        7,209
     2000                                        9,285
     2001                                       20,795
     2002                                       18,061
     thereafter                                 47,395

     The Company has three revolving lines of credit from a third party financing corporation totaling $12,000,000. The lines bear interest at prime plus 1.5% (10% at December 31, 1997) and have a two-year term. As of December 31, 1997 and 1996, no amounts were outstanding under these lines of credit.

     On December 29, 1997, the Company entered into a $15 million credit facility with DVI Financial Services Inc. (the "Facility"). The Facility provides for two advances to the Company, one for $8 million and the other for $7 million. In consideration for making the Facility available to the Company, the lender received warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price based upon 110% of the average market prices over a period prior to the issuance of the warrants. In the event that the lender refuses to make the second advance, warrants to purchase 46,667 shares of Common Stock will be canceled. As of December 31, 1997, $8,000,000 had been borrowed under the Facility.

     During 1997, StarMed obtained a revolving line of credit from a third party financing corporation. The $6,000,000 line bears interest at a rate of prime plus 1.5% (10% at December 31, 1997), has a two year term and is collateralized by substantially all of StarMed's accounts receivable. At December 31, 1997, $3,744,000 was outstanding under the line. In early 1998, StarMed increased the availability under the revolving line of credit by $1,000,000.

9. STOCKHOLDERS' EQUITY

Authorized Stock

     The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share, and 100,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock"). The Company has a Shareholders' Rights Plan (described below) which requires the issuance of Series C Junior Participating Preferred Stock, in connection with the exercise of certain stock purchase rights. At December 31, 1997, there was (i)
21,889,000 shares of Common Stock issued and outstanding and, (ii) 18,000 shares of Series C Convertible Preferred Stock outstanding (the "Convertible Preferred Shares").

Shareholders' Rights Plan

     Pursuant to the Shareholders' Rights Plan, in August 1996 holders of the Common Stock received a distribution of one right (the "Rights") to purchase one ten thousandth of a share of Series C Junior Participating Preferred Stock for each share of Common Stock owned. The Rights will generally become exercisable ten days after a person or group acquires 15% of the Company's outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of any such securities. Ten days after a person acquires 15% or more of the Company's outstanding voting securities (unless this time period is extended by the Board of Directors) each Right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase Common Stock of the Company or stock of the acquiring company having a market value of twice the $24.00 exercise price of the Right (except that the acquiring person or group and other related holders would not be able to purchase common stock of the Company on these terms). The Rights are nonvoting, expire in 2006 and may be redeemed by the Company at a price of $.001 per Right at any time prior to the tenth day after an individual or group acquired 15% of the Company's voting stock, unless extended.

     The purpose of the Rights is to encourage potential acquirers to negotiate with the Company's Board of Directors prior to attempting a takeover and to give the Board leverage in negotiating on behalf of the shareholder the terms of any proposed takeover.

Convertible Preferred Stock

     In July 1997, the Company issued 18,000 shares of $1,000 Series C Convertible Preferred Stock, $.01 par value, to RGC International, LDC ("RGC"). The Convertible Preferred Shares are convertible into Common Stock of the Company at the option of RGC beginning on the date on which a registration statement relating to the Common Stock underlying the Convertible Preferred Shares (the "Conversion Shares") is declared effective by the Securities and Exchange Commission, provided that, beginning 180 days from the effectiveness of such registration statement, the Company may require the conversion of all or a portion of the Convertible Preferred Shares.

     The Convertible Preferred Shares convert into the Company's Common Stock at the lesser of (i) $20.70 per Common Share or (ii) the value per Common Share determined by dividing the Stated Value of the Convertible Preferred Shares, plus 3% per annum to the date of conversion, by the average of the daily closing bid prices for the Company's Common Stock for the five (5) consecutive trading day period ending five (5) trading days prior to the date of conversion. If the average closing price of the Company's Common Stock (the "Closing Price") for any ten (10) consecutive trading days does not exceed $12.25 (the "Floor Price"), the Company has the right to block conversion of the Convertible Preferred Shares by RGC for up to thirty (30) days in the aggregate. If the Closing Price does not exceed the Floor Price for 30 consecutive calendar days, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company for 110% of the stated value plus 3% per annum. RGC is subject to volume restrictions which prohibit the sale of more than 25% of the daily or weekly trading volume in any such period, unless certain circumstances exist. The liquidation preference of each Convertible Preferred Share is $1,000 plus 3% per annum. The holder of the Convertible Preferred Shares is entitled to limited voting rights.

     As of December 31, 1997, based upon the current market price of the Company's Common Stock, the Convertible Preferred Shares would be convertible into 1,944,000 shares of Company Common Stock, representing 8% of the outstanding shares of Common Stock as of such date after giving effect to the conversion of the Convertible Preferred Shares. Under the terms of the Convertible Preferred Shares, RGC is not permitted to convert Shares of the Convertible Preferred Shares which would result in RGC owning in excess of 5% of the outstanding shares of Common Stock. As discussed above, the Company can limit the conversion of the Preferred Stock for up to thirty (30) days and has the option to repurchase the shares at 110% of stated value plus 3% per annum.

     Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement (the "Series C Preferred Stock Purchase Agreement"), dated July 21, 1997, between the Company and RGC, and the Registration Rights Agreement, dated July 21, 1997, (the "Series C Registration Rights Agreement"), between the Company and RGC (the Series C Stock Purchase Agreement and the RGC Registration Rights Agreement are hereinafter referred to as the "RGC Agreements"), the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement on Form S-3 not later than October 1997. The RGC Agreements provide for monthly penalties ("RGC Registration Penalties") in the event that the Company fails to register the Conversion Shares prior to October 1997 with such penalties continuing until such time as the Conversion Shares are registered as required by the RGC Agreements.

     As a result of the Company's failure to register the RGC Conversion Shares at various dates on or after December 31,1997, the Company: (i) in lieu of RGC Registration Penalties accruing on or before December 31, 1997, issued warrants to RGC to acquire 817,000 shares of Common Stock at an exercise price of $11.62 per share (such warrants having an estimated value for accounting purposes only of $2,051,000); (ii) in lieu of RGC Registration Penalties accruing during the month of Januuary 1998, issued warrants, to RGC to acquire 350,000 shares of Common Stock at an exercise price of $12.95 per share (such warrants having an estimated value for accounting purposes only of $1,194,000); and (iii) in lieu of RGC Registration Penalties accruing from February 1, 1998 to April 30, 1998, issued to RGC interest bearing promissory notes, due May 1, 1998 (the "RGC Penalty Notes"), in the aggregate principal amount of $1,440,000. On May 1, 1998, as a result of the Company's failure to register the Conversion Shares on or before such date, RGC was entitled under the RGC Agreements to demand a one-time penalty of $1,800,000 (the "May 1998 Penalty") payable, at the option of RGC, in cash or additional shares of Common Stock. As of May 26, 1998, RGC had not demanded payment or other satisfaction of the May 1998 Penalty.

     On May 1, 1998, the Company did not pay RGC the $1,440,000 that was then due and payable under the RGC Penalty Notes. Additionally, as a result the Company's continuing failure to register the Conversion Shares, RGC is entitled to additionally penalties of $540,000 per month (payable at the option of RGC in cash or additional shares of Common Stock). The Company and RGC are currently in discussions regarding the restructuring of the Penalty Notes, the May 1998 Penalty and the on-going monthly penalties, but there can be no assurance that the Company will be successful in restructuring such obligations on terms favorable to the Company or its shareholders.

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

     During 1996 and the first quarter of 1997, options were granted to employees under stock option plans which were approved by the Company's Shareholders in May 1997. The difference between the exercise price of the options and the market price of the Company's Common Stock on the date of plan approval resulted in compensation aggregating $3,381,000. The 1997 expense of $2,536,000 representing the portion of such options vested in 1997 is included as stock based compensation expense in the accompanying Consolidated Statements of Operations. The remaining balance of $845,000 will be recognized ratably over the remaining vesting period of the options. In the following tables, these options are treated as if they were granted on the date of the plan approvals in May 1997.

     Options to purchase 1,740,938 shares of the Company's Common Stock granted to employees of the Company in 1997 under an option plan (the "1997 Plan") have lapsed and are not deemed to have been granted due to the fact that the 1997 Plan was not presented for approval to the Company's Stockholders within one year of such plan's approval by the Board of Directors of the Company.

     Had the fair-value based method of accounting been adopted to recognize compensation expense for the above plans (excluding the 1997 Plan), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts for the years ended December 31, 1997, 1996 and 1995 as indicated below (in thousands except per share amounts):


                                          1997            1996           1995
                                          ----            ----           ----

Net income (loss) applicable to
 common stockholders:
   As reported                          $(33,177)         $7,254         $1,690
   Pro forma                             (34,049)          6,732          1,652
Basic income (loss) per share:
   As reported                             (1.62)           0.64           0.22
   Pro forma                               (1.66)           0.59           0.21
Diluted income (loss) per share:

   As reported                             (1.62)           0.59           0.22
   Pro forma                               (1.66)           0.55           0.21

The fair value of each option granted under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                            1997           1996           1995
                                            ----           ----           ----

All Plans:

   Dividend yield                             0%              0%             0%
   Expected volatility                       70%             52%            52%
   Expected life (years)                      2               2              2

The risk-free interest rates for 1997, 1996 and 1995 were based upon rates with maturities equal to the expected term of the option. The weighted average interest rate in 1997, 1996 and 1995 amounted to 5.52%, 5.93% and 6.41%, respectively. The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 amounted to $4.20, $2.34 and $1.15, respectively.


Stock option share activity and weighted average exercise price under these plans and grants for the years ended December 31, 1997, 1996 and 1995, were as follows:

                                           NUMBER OF   WEIGHTED AVERAGE
                                             SHARES     EXERCISE PRICE
                                           ----------  ----------------

   Outstanding, January 1, 1995..........    393,675       $4.92
     Granted.............................    472,500        5.32
     Exercised...........................    (12,916)       4.00
     Forfeited...........................    (63,584)       4.50
                                           ---------

   Outstanding, December 31, 1995........    789,675        5.21
     Granted.............................  1,073,140        7.94
     Granted as transfer of NMR Options..    132,687        5.05
     Exercised...........................   (243,197)       5.42
     Forfeited...........................   (120,587)       6.58
                                           ---------

   Outstanding, December 31, 1996........  1,631,718        6.76
     Granted.............................    399,000        8.46
     Exercised...........................   (234,855)       5.17
     Forfeited...........................   (315,500)       7.33
                                           ---------

   Outstanding, December 31, 1997........  1,480,363        7.51
                                           =========
   Exercisable at:
     December 31, 1995...................    301,209        5.31
     December 31, 1996...................    909,710        6.40
     December 31, 1997...................  1,129,641        6.98

The exercise price for options outstanding as of December 31, 1997 ranged from $4.00 to $12.00. The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                      Outstanding                         Exercisable
                                                      -----------                          -----------
                           Number of         Average Life        Average Price      Number of            Average Price
 Exercise Price Range       Shares                                                   Shares
----------------------     ---------            ---                   ---            ------                  ---
$4.00 to 5.00                203,978           6 years              $ 4.64             196,144             $ 4.70
$5.50                        305,000           5 years              $ 5.50             305,000             $ 5.50
$6.50 to 6.55                215,272           6 years              $ 6.50             131,268             $ 6.51
$7.51 to 8.50                413,213           9 years              $ 8.42             361,666             $ 8.50
$9.00 to 10.00                91,900           8 years              $ 9.46              58,566             $ 9.15
$10.38 to 11.13              176,000           4 years              $10.44              68,664             $10.54
$11.63 to 12.00               75,000           4 years              $11.88               8,333             $12.00
                           ---------                                                 ---------
$4.00 to 12.00             1,480,363                                                 1,129,641
                           =========                                                 =========

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

     As of December 31, 1997, the Company had granted warrants, which are currently outstanding, to purchase its Common Stock with the following terms:

   Warrants
   --------
 Expiring In                            Number of Shares                      Range of Exercise Price
------------                            ----------------                      -----------------------

    1998                                               -                                          -
    1999                                          93,188                           $ 4.50 to $25.00
    2000                                               -
    2001                                         651,374                             3.36 to  12.00
    2002                                       1,660,000                             9.50 to  12.59
    2003                                          51,563                                       4.63
    2004                                          73,959                              5.70 to  9.54
                                               ---------
                                               2,530,084
                                               =========

     For services rendered by a financial advisory company owned by the Chairman of the Board (the "Affiliate")in connection with several acquisitions, the Company issued warrants (the "Acquisition Warrants") to purchase shares of the Company's Common Stock at exercise prices equal to the market price of the Company's Common Stock on the date of issuance. The fair value of such warrants was considered part of the purchase price of the related acquisition, and was determined (for accounting purposes only) using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%; expected volatility 62%; Expected life three to five years and a risk free interest rate of 5.6% as set forth below. The Acquisition Warrants are exercisable at prices ranging from $10.31 to $12.59 per share. As of May 26, 1998, none of the Acquisition Warrants had been exercised, and the closing sale price of the Common Stock was $3 1/16.

     Warrants issued in connection with the acquisition of a diagnostic imaging center located in Jacksonville, Florida to purchase 32,000 shares of the Company's Common Stock at an exercise price of $10.31 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value (for accounting purposes only) of $150,000.

     Warrants issued in connection with the acquisition of Advanced Diagnostic Imaging, Inc. to purchase 137,000 shares of the Company's Common Stock at an exercise price of $10.60 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value (for accounting purposes only) of $662,000.

     Warrants issued in connection with the acquisition of a diagnostic center located in West Palm Beach, Florida to purchase 57,000 shares of the Company's Common Stock at an exercise price of $10.64 per share. The warrants have a term of three years, are exercisable from the date of grant, and have an estimated fair value (for accounting purposes only) of $276,000.

     Warrants issued in connection with the acquisition of ATI Centers, Inc. to purchase 168,000 shares of the Company's Common Stock at an exercise price of $11.06 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value (for accounting purposes only) of $847,000.

     Warrants issued in connection with the acquisition of a diagnostic imaging center located in Rancho Cucamonga, California to purchase 55,000 shares of the Company's Common Stock at an exercise price of $11.25 per share. The warrants have a term of three years, are exercisable from the date of grant, and have an estimated fair value (for accounting purposes only) of $282,000.

     Warrants to purchase 66,000 and 160,000 of the Company's Common Stock at an exercise price of $12.59 per share were granted in connection with the acquisition of diagnostic imaging centers in Maryland, and from Capstone Management, Inc., respectively. The warrants have a term of five years and are exercisable from the date of grant. The estimated fair value (for accounting purposes only) of $478,000 and $1,158,000, respectively.

     In December 1997, the Company issued warrants to RGC to purchase 817,000 shares of the Company's Common Stock with an exercise price of $11.62 per share. These warrants have a term of five years and are exercisable from the date of grant. The warrants had an estimated fair value of $2,051,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 62%, Expected life one year and a risk free interest rate of 5.50% based upon the expected life of the warrants.

     In December 1997, the Company granted warrants to a financing company in connection with a line of credit entered into by the Company. The warrants to purchase 53,334 shares of the Company's Common Stock at an exercise price of $9.54 per share have a term of seven years and are exercisable from the date of grant. The warrants had an estimated fair value of $337,000 which was recorded as a deferred financing expense and is being amortized as additional interest
over the term of the facility.   The fair value of each warrant was estimated
using the Black-Scholes option pricing model using the following assumptions:
Dividend yield 0%, Expected volatility 62%, Expected life seven years and a risk free interest rate of 5.63% based on the expected life of the warrants.


     For warrants granted during 1996, the fair value of each stock purchase warrant issued has been accounted for as a component of each transaction's purchase price and the value has been estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: dividend yield - 0%, expected volatility - 52% and an expected life of 2 years, unless otherwise noted.

     In March 1996 a financial consulting firm doing business with the Company was granted warrants to purchase 75,000 shares of the Company's Common Stock consisting of 37,500 warrants with an exercise price of $8.00 per share and 37,500 warrants with an exercise price of $12.00 per share. These warrants have a term of five years and are exercisable from date of grant. The number of such warrants was subsequently increased by 4,687 with an exercise price of $8.00 per share and 4,687 warrants with an exercise price of $12.00 per share. As of December 31, 1997, warrants to purchase 42,187 shares of the Company's Common Stock at $8.00 a share and 42,187 at $12.00 per share were outstanding. The warrants had an estimated fair value of $60,000. The fair value of each warrant was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 52%, Expected life 5 years and a risk free interest rate of 5.93% based upon the expected term of the warrants.

     Under the terms of the merger agreement with NMR, all outstanding NMR warrants were deemed to be exercisable for that number of shares of the Company's Common Stock the warrant holder would have received in the NMR Acquisition, had the holder exercised the NMR warrant prior to the NMR Acquisition. As such, in connection with the NMR Acquisition the Company assumed the following warrants:

     Warrants issued to purchase 17,188 shares of the Company's Common Stock at an exercise price of $7.27 per share to a radiology group providing services to one of its centers. As of December 31, 1997, none of the warrants to purchase 17,188 shares of the Company's Common Stock had been exercised.

     Warrants issued to purchase 4,813 shares of the Company's Common Stock at an exercise price of $7.27 per share, in connection with the execution of a ground lease for one of its facilities. As of December 31, 1997, the warrants to purchase 4,813 shares of the Company's Common Stock have been cancelled and are no longer outstanding.

     Warrants issued to acquire 68,750 shares of the Company's Common Stock at $11.64 per share to a financial consulting firm. As of December 31, 1997, the warrants to purchase 68,750 shares of the Company's Common Stock have been cancelled and are no longer outstanding.


     Warrants granted to non-employee directors of NMR to purchase 130,625 shares of the Company's Common Stock at $9.27 per share. As of December 31, 1997, warrants to purchase 55,000 shares of the Company's Common Stock remain outstanding.

     Warrants granted to a non-employee director of NMR to purchase 2,750 shares of the Company's Common Stock at an exercise price of $5.70 per share. As of December 31, 1997, warrants to purchase 1,000 shares of the Company's Common Stock remain outstanding.

     Warrants issued to purchase 17,188 shares of the Company's Common Stock at an exercise price of $4.50 per share to a professional corporation providing legal services to NMR. As of December 31, 1997, all of the warrants to purchase 17,188 shares of the Company's Common Stock have been exercised and are no longer outstanding.

     Warrants granted to an officer and director of NMR to acquire 51,563 shares of the Company's Common Stock at an exercise price of $4.36, and 20,625 share of common stock at an exercise price of $5.70. As of December 31, 1997, none of the warrants to purchase 51,563 and 20,625 shares of the Company's Common Stock have been exercised.

     For services rendered by a financial advisory company owned by the Chairman of the Board of Directors of the Company in connection with the NMR Acquisition, the Company issued warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $9.00 per share. These warrants have a term of five years and are exercisable from date of grant. As of December 31, 1997, none of the warrants to purchase 120,000 shares of the Company's Common Stock have been exercised.

     As required by the merger agreement with NMR, the President of NMR was granted (i) five year warrants to purchase 40,000 shares of the Company's Common Stock at an exercise price of $8.00 per share (the "$8.00 Warrants") and (ii) six year warrants to purchase 200,000 shares of the Company's Common

Stock at an exercise price of $9.50 per share (the "$9.50 Warrants), and (iii) in exchange for his NMR employee stock options, three separate five year warrants to purchase (A) 34,375 shares at $9.27, (B) 68,750 shares at $4.18 and
(C) 34,375 shares of the Company's Common Stock at $4.73. As of December 31, 1997, 40,000 of the $8.00 Warrants, 168,000 of the $9.50 Warrants, warrants to purchase 68,750 shares at $4.18 and 34,375 shares of the Company's Common Stock at $4.73 remain outstanding.

     As required by the merger agreement with NMR, the Executive Vice President--Finance of NMR was granted (i) five year warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $8.00 per share and
(ii) in exchange for his NMR employee stock options, four separate five year warrants to purchase 10,313 shares at $4.00, 27,500 shares at $3.36, 41,250 shares at $4.18 and 34,375 shares of the Company's Common Stock at $4.73. As of December 31, 1997, the warrants to purchase 50,000 shares at $8.00 per share, 27,500 shares at $3.36 per share, 41,250 at $4.18 per share and 34,735 shares of the Company's Common Stock at $4.73 per share remain outstanding.

     The warrants the Company issued to the officers of NMR in connection with the NMR Acquisition had an estimated fair value of approximately $650,000 and were considered part of the consideration paid in connection with the NMR Acquisition and such value is being amortized over the term of the officers' covenant not to complete agreements. The 564,440 warrants the Company issued in exchange for previously outstanding NMR options or warrants and the 120,000 warrants issued to the financial advisory company had an estimated fair value of approximately $210,000 and $325,000 respectively, and were considered part of the NMR Acquisition purchase price.

     5,954,000 shares of Common Stock were reserved for the issuance related to the above described stock options, warrants and preferred stock.


10. INCOME TAXES

     The total income tax provisions (benefits) for the years ended December 31, 1997, 1996 and 1995 are allocated as follows (in thousands):

                                                                      1997                   1996                  1995
                                                                      ----                   ----                  ----

Tax provision (benefit) from continuing operations before          ($ 8,400)               $  4,162             $ 3,167
  valuation allowances
Income tax valuation allowance related to
  continuing operations                                              10,700                     -0-              (1,508)
                                                                  ---------                --------             -------

    Income tax provision  continuing operations                   $   2,300                $  4,162             $ 1,659
                                                                  =========                ========             =======

Tax (benefit) from discontinued
operations                                                        $     -0-                $    -0-               ($312)
                                                                  =========                ========             =======

Tax (benefit) related to sale of
discontinued business                                             $     -0-                $    -0-               ($656)
                                                                  =========                ========             =======

Tax benefit associated with the exercise of employee
 stock options which has been credited to stockholders'
 equity                                                             ($1,000)                  ($368)            $   -0-
                                                                  =========                ========             =======


     The components of the Company's income tax provision (benefit) from continuing operations are as follows (in thousands):


                                                                              December 31,  1997
                                                                              -------------------
                                                               FEDERAL               STATE                 TOTAL
                                                          -----------------   -------------------   -------------------
Current provision                                                 $   1,968                $1,168               $ 3,136
Deferred benefit                                                       (932)                   96                  (836)
                                                                  ---------                ------               -------

Income tax provision                                              $   1,036                $1,264               $ 2,300
                                                                  =========                ======               =======


                                                                                DECEMBER 31, 1996
                                                                                -----------------
                                                               FEDERAL               STATE                 TOTAL
                                                          -----------------   -------------------   -------------------

Current provision                                                 $   3,764                $1,239               $ 5,003
Deferred benefit                                                       (704)                 (137)                 (841)
                                                                  ---------                ------               -------
Income tax provision                                              $   3,060                $1,102               $ 4,162
                                                                  =========                ======               =======


                                                                                DECEMBER 31, 1995
                                                                                -----------------
                                                               FEDERAL               STATE                 TOTAL
                                                          -----------------   -------------------   -------------------

Current provision                                                 $   3,051                $  769               $ 3,820
Deferred benefit                                                     (1,789)                 (372)               (2,161)
                                                                  ---------                ------               -------
Income tax provision                                              $   1,262                $  397               $ 1,659
                                                                  =========                ======               =======

A reconciliation of the enacted federal statutory income tax to the Company's recorded effective income tax rate is as follows:

                                                                                    DECEMBER 31
                                                                 1997                 1996                   1995
                                                          ------------------  ---------------------  ---------------------

Statutory federal income tax at 34%                                  (34.0%)                 34.0%                  34.0%

Effect of partnership status and amounts taxed to
 parties other than the company                                         --                   (1.1%)                  2.0%
State income tax expense (benefit) net of federal
 benefit                                                              (3.8%)                  6.1%                   4.5%
Meals and entertainment                                                1.3%                   1.9%                   3.6%
Change in valuation allowance                                         37.0%                   ---                  (26.2%)
Goodwill amortization                                                  3.4%                   2.3%                   ---
Other                                                                  4.0%                  (6.6%)                 10.7%
                                                                  --------                -------                  -----

Effective tax rate                                                     7.9%                  36.6%                  28.6%
                                                                  ========                =======                  =====
v

The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                      1997                   1996
                                                                      ----                   ----
Deferred tax liabilities:
   Property and equipment                                            ($841)                 ($857)
   Deferred rent                                                       (37)                   (59)
   Cash to accrual adjustment                                          (41)                  (362)
                                                                  --------                -------

   Deferred tax liabilities                                           (919)                (1,278)

Deferred tax assets:
   Net operating losses                                              2,956                  2,956
   Tax credit carryforwards                                            385                    385
   Accounts receivable reserves                                      5,225                  3,354
   Capital leases                                                      110                    135
   Intangible assets                                                 4,940                    220
   Accrued expenses                                                  2,721                      -
   Capital loss carryforward                                           127                    133
                                                                  --------                -------

Deferred tax assets                                                 16,464                  7,183
                                                                  --------                -------

         Subtotal                                                   15,545                  5,905
                                                                  --------                -------
Less: Valuation allowance                                          (10,700)                  (200)
                                                                  --------                -------

Net deferred tax asset                                            $  4,845                $ 5,705
                                                                  ========                =======

     The Company's existing deferred tax assets at December 31, 1997 have been reduced by a valuation allowance of $10,700,000, due to the uncertainty regarding the realization of the full amount of such deferred tax assets.

     At December 31, 1997, the Company has available federal net operating loss carryforwards of approximately $8,028,000 expiring in years 1999 through 2009.

     Utilization of the Company's tax net operating losses is limited to the separately determined taxable incomes of certain of its subsidiaries. In addition, the Tax Reform Act of 1986 enacted a complex set of rules ("Section 382") limiting the utilization of net operating loss carryforwards in periods following a corporate ownership change. In general, a corporate ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and in certain cases deemed owned) by one or more "5% shareholders" has increased by 50 percentage points over the lowest percentage of such stock owned during a specified testing period (generally a three year period). The utilization of the Company's available net operating loss carryforwards is subject to such limitations. Should the company experience further ownership changes, its ability to utilize the available federal net operating loss carryforwards could be subject to further limitation.

     The Company also has available tax credit carryforwards of approximately $385,000 expiring between 1998 and 2011. The utilization of such credits is also subject to a limitation similar to the net operating loss limitation described above.


11. COMMITMENTS AND CONTINGENCIES

Leases

  The Company has entered into noncancelable leases for certain medical diagnostic equipment and furniture and fixtures, and has capitalized the assets relating to these leases. In most cases, the leases are collateralized by the related equipment. Certain leases included renewal options for additional periods.

      The following is a summary of assets under capital leases which amounts are included in Property and Equipment (in thousands):

                                                     December 31,
                                                  -------------------
                                                    1997      1996
                                                  --------  ---------

Diagnostic equipment and associated leaseholds    $31,211   $ 23,036

Less: Accumulated amortization                     (5,221)   (12,096)
                                                  -------   --------
                                                  $25,990    $10,940
                                                  =======   ========

     Amortization expense relating to property and equipment under capital leases at December 31, 1997, 1996 and 1995 was $3,496,000, $3,377,000 and
$2,045,000, respectively.

     The following analysis schedules the minimum future lease payments under capital leases as of December 31, 1997 (in thousands):

Year ending December 31,
1998.............................................................................  $ 13,044
1999.............................................................................    11,263
2000.............................................................................     9,876
2001.............................................................................     5,611
2002.............................................................................     2,063
Thereafter.......................................................................       571
                                                                                   --------
Total minimum lease payments.....................................................    42,428
Less: amount representing interest (imputed at an average rate of 7 %)...........    (6,201)
                                                                                   --------
Present value of minimum lease payments..........................................    36,227
Less current installments........................................................   (10,311)
Less debt shown as current due to financial covenant default installments........    (9,555)
                                                                                   --------

Obligations under capital leases, shown as long-term.............................  $ 16,361
                                                                                   ========

          In connection with certain of the Company's acquisitions, the Company entered into agreements for the sale and leaseback of medical diagnostic equipment. Included in future minimum lease payments listed above are $1,782,000 for each of the years 1998, 1999, 2000, 2001 and $803,000 for 2002, relating to these transactions.

     The Company leases its corporate offices and certain centers for periods generally ranging from three to ten years. These leases include rent escalation clauses generally tied to the consumer price index and contain provisions for additional terms at the option of the tenant. The leases generally require the Company to pay utilities, taxes, insurance and other costs. Rental expense under such leases was approximately $6,585,000, $2,597,000 and $2,238,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Ten of the offices are subleased to affiliated Physicians. By reason of the sublease arrangements, if the respective Physicians should be unable to pay the rental on the site, the Company would be contingently liable. As of December 31, 1997, the Company has subleased the operating sites to the Physicians for the base rental as stipulated in the original lease. The related sublease income has been offset by the lease rent expense. The Company also has operating leases for diagnostic imaging equipment installed in certain of its imaging centers. In addition, StarMed leases temporary housing for its per diem employees under operating leases with terms of one to six months. Total rent expense for temporary housing amounted to approximately $2,083,000, $1,744,000 and $1,757,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases and the Company's corporate rentals. As of December 31, 1997, the aggregate future minimum lease payments and sublease rentals are as follows (in thousands):

Year Ended December 31,
--------------------------------------------------------
                            Leases                Original               Net
                          -----------             Subleases              ---
                                                  ---------
1998                          $11,900              $  707            $11,193
1999                           10,106                 626              9,480
2000                            9,069                 643              8,426
2001                            8,280                 267              8,013
2002                            5,874                  96              5,778
thereafter                      6,538                 228              6,310
                              -------              ------            -------
                              $51,767              $2,567            $49,200
                              =======              ======            =======

Contingencies

          Between November 1997 and January 1998, several lawsuits were commenced against the Company, certain of the Company's Directors and certain officers concerning the related party transactions investigated by the Special Committee of the Board of Directors ("Special Committee"). The complaints in each action assert that the Company and the named defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company. Each action seeks unspecified compensatory damages, with interest, and the costs and expenses incurred in bringing the action. On February 9, 1998, the above-mentioned class actions were consolidated for all purposes in federal district in New Jersey. On March 31, 1998, the lead plaintiffs in the consolidated class actions served their Consolidated Class Action Complaint, asserting that the Company and the named defendants violated
Section 10(b) of the Exchange Act, and that certain named defendants violated Sections 20(a) and 20A of the Exchange Act. The Company intends to defend vigorously against the allegations.

          As previously announced by the Company the U.S. Attorney for the District of New Jersey commenced an investigation in connection with the disclosures regarding the related party transactions referred to above. In addition, as previously disclosed, the Company has also received an inquiry from the SEC, but no formal proceedings have been commenced by the SEC. The Company has cooperated fully with these authorities and provided all information requested by them.

          On November 7, 1997, the Company accepted the resignations of William
D. Farrell, as President and Chief Operating Officer of the Company and as Director, and Gary I. Fields, as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of alleged false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. The Company intends to defend vigorously against the allegations.

          On November 8, 1997, the Company removed John P. O'Malley III, the Company's Chief Financial Officer, for failure to fulfill certain of his functions as Chief Financial Officer. Mr. O'Malley has filed a complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and members of the Board of Directors, as defendants, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and defamation. Mr. O'Malley alleges that the Company terminated his employment in retaliation for voicing the concerns of shareholders and senior management regarding related-party transactions and because the Company did not want to make full and adequate disclosure of the facts and circumstances surrounding such transactions. In addition, Mr. O'Malley alleges that the Company published false and defamatory statements about him. Mr. O'Malley seeks unspecified compensatory and punitive damages, interest and costs of bringing the action. On April 8, 1998, the Company filed its Answer to the Complaint, and asserted a counterclaim against Mr. O'Malley for breach of fiduciary duties. The Company intends to defend vigorously against the allegations.

     In 1996, an individual and his spouse brought an action in the Supreme Court of the State of New York, King's County against Advanced MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12,500,000 million. The plaintiff alleges negligent operations, improper supervision and hiring practices and the failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurance will pursue the defense of this matter, however such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery.

          The legal proceedings described above are in their preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of these proceedings.

          In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the such other litigation will not have an material adverse effect on the Company's financial position, cash flows or results of operations.


          In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During January 1, 1998 through May 26, 1998, the Company paid $3,275,000 to sellers who exercised their rights to have 179,000 shares of Common Stock repurchased. In addition, the Company expects to pay an additional $5,763,000 during the remainder of 1998 in connection with the settlement of certain repurchase obligations of the Company, (representing 414,000 shares of Common Stock) subject under certain circumstances, to the consent of the Senior Notes holders.

     In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay (in additional shares and/or cash) to the sellers an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Based upon the closing sales price of the Company's Common Stock on May 26, 1998 ($3 1/16 per share), such shortfall would be approximately $9,634,000, which amount may be reduced by up to $5,977,000 to the extent certain sellers exercise their repurchase rights referred to above.

     In addition, in connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differs for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration, and in other cases, the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both.


12. RELATED PARTY TRANSACTIONS

  During 1997, in connection with the placement of the Preferred Stock, the Company paid $967,000 in fees and expenses to Arnhold & S. Bleichroeder, Inc., of which Gary Fuhrman, a director of the Company, is an executive officer and director. Also during 1997, for legal services rendered to the Company, the Company paid legal fees in the amount of $971,000 to Werbel & Carnelutti, of which Stephen Davis, a director of the Company, is a partner. In addition, during 1997, the Company reimbursed the managing underwriter of the Company's October public offering $84,000 in charter fees for the use by the managing underwriter and the Company of an airplane owned by an affiliate of the Chairman of the Board during the public offering roadshow.

          In 1997 and previous years, the Company paid an annual financial advisory fee to 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board (the "Affiliate"). Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate. Such fees amounted to $112,500, $102,000 and $225,000 in the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, the Company also paid transaction related advisory fees and expenses (including fees associated with the issuance of the Senior Notes) to the Affiliate of $1,761,000 and issued to the Affiliate warrants to purchase 675,000 shares of the Company's Common Stock exercisable at between $10.31 and $12.59 per share for financial advisory services rendered to the Company in connection with such transactions. As discussed below, pursuant to recommendations made by the Special Committee, the Affiliate has reimbursed the Company $1,536,000 of the fees paid to the Affiliate for services rendered in 1997 and waived $112,500 of fees payable in 1997.

          In order to incentivize officers, directors, employees and consultants to the Company, the Company from time to time has granted options at fair market value to such individuals. As of December 31, 1997, stock options to purchase 1,468,666 shares of the Company's Common Stock have been issued to the Chairman and Mr. Koffler. Included in this amount are stock options to purchase 750,000 shares and 15,000 shares of the Company's Common Stock which were granted to the Chairman and Mr. Koffler, respectively, under the Company's 1997 Stock Option Plan (the "1997 Plan"). As discussed below, the Chairman and Mr. Koffler have agreed to relinquish the stock options that were granted to them under the 1997 Plan.

          In September 1997, the Company acquired, for $3,250,000 , a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partner's business uses and for third party charter flights. The general partner of the Partnership is Dune Jet Services, Inc., a Delaware corporation, the sole stockholder of which is the Company's Chairman. In October 1997, following discussions among management (members of which expressed objections to such acquisition), the Special Committee, and other members of the Board of Directors (including the Chairman), the Company's interest in the partnership was repurchased by the partnership at cost plus interest.

          In October 1997, members of the Company's management communicated to the Board that certain Company stockholders had questioned them regarding the manner in which related-party transactions are scrutinized by the Company and its Board. Management stated that it shared the concerns of these stockholders and had engaged counsel to conduct a review of such transactions.

          In order to address and satisfy the concerns management had communicated, the Company instituted a special investigation to review related-party transactions and the adequacy of the disclosure of the same. The review also was to seek to develop recommendations as to what changes, if any, should be made to the Company's procedures regarding related-party transactions.

          The Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report. Accordingly, the Committee recommended and the Affiliate agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to the Affiliate for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Committee's investigations. In addition, the committee recommended and the Affiliate agreed to allow the Company to terminate its relationship with the Affiliate.

          The Committee responded to the directors that it had determined that:
(i) there was no evidence of any federal or state crimes or securities law violations in connection with the related party transactions in question; (ii) all related-party matters were disclosed in public filings. (iii) the Affiliate performed acquisition advisory services fully consistent with the expectations and understanding of the committee of outside directors that had approved the Affiliate's acquisition fees; and (iv) the acquisition advisory fees paid to the Affiliate in connection with the Company's acquisitions in 1997 were within the range of customary acquisition advisory fees paid to investment bankers on transactions of similar size.


          The Chairman and Mr. Koffler also agreed voluntarily to relinquish 765,000 stock options that were granted to them in May 1997 and permit the Board's Compensation Committee, with the assistance of compensation experts, to determine the appropriate director compensation for 1997.

          In addition, for the year ended December 31, 1996, the Company paid transaction related advisory fees and expenses to the Affiliate of $363,000 and issued to the Affiliate warrants to purchase 120,000 shares of the Company's common stock exercisable at $9.00 per share for services rendered to the Company, including services in connection with the NMR acquisition, the public offering of the Company's common stock in October 1996 and other transactions. See Note 11 of notes to Consolidated Financial Statements for discussion of litigation matters regarding related party transactions.

13. SEGMENT INFORMATION

          The Company operates in two industry segments--diagnostic imaging services and temporary staffing services. The operations of the diagnostic imaging segment involves operating and managing diagnostic imaging centers. The Company's diagnostic imaging segment also develops and sells radiology industry information systems through its subsidiary, Dalcon Technologies, Inc. The operations of the temporary staffing segment involves providing temporary staffing of registered nurses, technicians and other medical industry personnel to acute and sub acute care facilities.

          The following table shows net revenues, operating income (loss) and other financial information by industry segment for the years ended December 31 (in thousands):

                                        1997       1996      1995
                                     ----------  --------  --------
Net revenues:
     Diagnostic imaging centers....  $ 144,412   $ 64,762   $35,860
     Temporary staffing services...     57,974     29,023    16,133
                                     ---------   --------   -------

       Total.......................  $ 202,386   $ 93,785   $51,993
                                     =========   ========   =======

   Operating income (loss):
     Diagnostic imaging centers....   ($21,297)  $ 13,700   $ 7,194
     Temporary staffing services...      2,161        993       313
                                     ---------   --------   -------

       Total.......................   ($19,136)  $ 14,693   $ 7,507
                                     =========   ========   =======

   Identifiable assets:
     Diagnostic imaging centers....  $ 314,477   $154,415   $36,550
     Temporary staffing services...     24,479     10,099     7,586
                                     ---------   --------   -------

       Total.......................  $ 338,956   $164,514   $44,136
                                     =========   ========   =======


   Depreciation and amortization:
     Diagnostic imaging centers....  $  18,733   $  6,964   $ 4,274
     Temporary staffing services...        601        502       293
                                     ---------   --------   -------
       Total.......................  $  19,334   $  7,466   $ 4,567
                                     =========   ========   =======

   Capital expenditures:
     Diagnostic imaging centers....  $   5,245   $    910   $   771
     Temporary staffing services...        184        160       106
                                     ---------   --------   -------

       Total.......................  $   5,429   $  1,070   $   877
                                     =========   ========   =======




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

                                                                                 December 31, 1997
                                                                        -----------------------------------
(in thousands)                                                            Carrying Amount      Fair Value
                                                                        --------------------  -------------

Assets:
   Cash and cash equivalents                                                     $ 23,198         $ 23,198
   Restricted cash                                                                  1,073            1,073
   Patient receivables and due from physician associations, net                    65,887           65,887
Liabilities:
   Notes payable, line of credit and mortgages                                    119,802          111,085
   Capital lease obligations                                                       36,227           35,281
   Convertible debentures                                                               -                -

                                                                                 December 31, 1996
                                                                        -----------------------------------
                                                                          Carrying Amount      Fair Value
                                                                        --------------------  -------------
Assets:
   Cash and cash equivalents                                                      $15,346          $15,346
   Short-term investments                                                           6,163            6,163
   Restricted cash                                                                  1,045            1,045
   Patient receivables and due from physician associations, net                    39,878           39,878
Liabilities:
   Notes Payable, line of credit and mortgages                                     19,367           19,093
   Capital lease obligations                                                       14,365           14,681
   Convertible debentures                                                           6,988            6,972



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

15. ACQUISITIONS

1997 Acquisitions
-----------------

          On January 10, 1997, the Company, through its wholly owned subsidiary, StarMed, acquired the assets of National Health Care Solutions, Inc. a medical staffing company in Detroit, Michigan for approximately $50,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $311,000 and is being amortized on a straight-line basis over 20 years.

          On January 16, 1997, the Company acquired a diagnostic imaging center located in Melbourne, Florida (the "Melbourne" center) for approximately $1,125,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $1,311,000 and is being amortized on a straight-line basis over 20 years.

          On January 28, 1997, the Company acquired two diagnostic imaging centers in southern California (the "California" centers); a multi-modality imaging center in San Clemente, California and an imaging facility in Oceanside, California for approximately $1,030,000 payable in cash and contingent consideration based on the centers achieving certain financial objectives during the one-year period subsequent to the closing of the transaction. Of the contingent consideration payable, up to $2,600,000 of such consideration may be payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The measurement period ended February 28, 1998, and the Company and the seller are currently in negotiations regarding the contingent consideration due and payable. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $4,604,000 and is being amortized on a straight-line basis over 20 years.

          On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida (the "Jacksonville" center) for 215,000 shares of the Company's Common Stock valued at $2,333,000 and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs, including 32,000 warrants, with an exercise price of $10.31, valued (for accounting purposes only) at $150,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,245,000 and is being amortized on a straight-line basis over 20 years.

          On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,986,000 in cash, plus $825,000 of deferred consideration which was paid in March 1998. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. This option has not been exercised. The excess of the purchase price and direct acquisition costs, including 137,000 warrants, with an exercise price of $10.60, valued (for accounting purposes only) at $662,000 issued to the Affiliate for financial advisory services, over the fair value of net liabilities assumed amounted to approximately $14,299,000 and is being amortized on a straight-line basis over 20 years.

          On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida (the "Palm Beach" center) for approximately $3,459,000 in cash and 56,670 shares of the Company's Common Stock valued at approximately $600,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($10.59 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any deficiency in such price by the issuance of additional shares of Common Stock. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs, including 57,000 warrants, with an exercise price of $10.64, valued (for accounting purposes only) at $276,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,178,000 and is being amortized on a straight-line basis over 20 years.

     On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California (the "Rancho Cucamonga" center) for approximately $3,948,000 in cash and 44,016 shares of the Company's Common Stock valued at $500,000. The shares of the Company's Common Stock are subject to registration rights. The excess of the purchase price and direct acquisition costs, including 55,000 warrants with an exercise price of $11.25 valued (for accounting purposes only) at $282,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,073,000 and is being amortized on a straight-line basis over 20 years.

     Effective May 1, 1997, the Company acquired Capstone Management Group, Inc. ("Capstone") for approximately $6,934,000 in cash and 397,204 shares of the Company's Common Stock valued at $6,696,000 and contingent consideration based on the centers achieving certain financial objectives during the one year period beginning June 1997. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the issuance price, as adjusted ($17.925 per share). The Company must satisfy any deficiency in cash. In November 1997, the Company and the sellers agreed that the sellers would have the right to require the Company to repurchase up to 317,763 shares of Common Stock (obligations related to repurchase of 79,441 shares have expired) at various intervals in the event the Company failed to register the shares of Common Stock prior to such intervals. As of May 26, 1998, the Company had purchased 111,576 shares of Common Stock from the sellers for aggregate consideration of $2,000,000 and will be required on June 3, 1998 to repurchase the remaining 206,187 shares of Common Stock for aggregate consideration of approximately $3,696,000. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. Capstone owned and operated ten diagnostic imaging centers, nine of which are located in the northeast and one located in Ohio. The excess of the purchase price and direct acquisition costs, including 160,000 warrants, with an exercise price of $12.59, valued (for accounting purposes only) at $1,158,000 issued to the Affiliate for financial advisory services, over the fair value of net liabilities assumed amounted to approximately $15,292,000 and is being amortized on a straight-line basis over 20 years.

     On May 7, 1997, the Company acquired ATI Centers, Inc. ("ATI") for approximately $13,558,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,500,000 is payable within 90 days of the end of the measurement period. ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The excess of the purchase price and direct acquisition costs, including 168,000 warrants, with an exercise price of $11.06, valued (for accounting purposes only) at $847,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $13,445,000 and is being amortized on a straight-line basis over 20 years.

     On May 7, 1997, the Company acquired two diagnostic imaging centers located in Maryland (the "Maryland" centers) for approximately $2,830,000 in cash and 119,166 shares of the Company's Common Stock valued at $1,500,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($12.59 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional unregistered shares of Common Stock or by the payment of cash. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs, including 66,000 warrants, with an exercise price of $12.59, valued (for accounting purposes only) at $478,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,404,000 and is being amortized on a straight-line basis over 20 years.

     On June 24, 1997, the Company, acquired the assets of Wesley Medical Resources, Inc. ("Wesley") a medical staffing company in San Francisco, California for 137,222 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. In the event that substantially all of the capital stock or assets of Wesley are sold by the Company prior to the completion of the measurement period, the measurement period shall be deemed to be completed as of the date of such sale. The shares issued in connection with the acquisition are subject to registration rights. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,448,000 and is being amortized on a straight-line basis over 20 years.

     On June 24, 1997 the Company announced it had invested $1,000,000 in a joint venture for a multi-modality imaging center located in Manhattan, New York. The Company will own approximately 51% of the center which is expected to open in June 1998.

     On June 30, 1997, the Company acquired three diagnostic imaging centers in New York (the "New York" centers) for approximately $4,338,000 in cash and 152,356 shares of the Company's Common Stock valued at $2,546,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights. In the event that the registration statement was not declared effective by December 30, 1997, the sellers may sell the shares back to the Company for $2,546,000. In March 1998, the Company issued an interest bearing convertible promissory note in the amount of $2,546,000 payable in ten monthly installments in exchange for the shares of Common Stock issued in connection with the acquisition. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $6,709,000 and is being amortized on a straight-line basis over 20 years.

     On July 31, 1997, the Company acquired a diagnostic imaging center in Hollywood, Florida (the "Hollywood" center) for approximately $1,532,000 in cash and 37,539 shares of the Company's stock valued at $674,000 plus the assumption of indebtedness and additional consideration based on the center's performance over a three year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($18.00 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional shares of Common Stock or by the payment of cash. In the event that the registration statement is not declared effective by February 1, 1998, the seller may sell the shares back to the Company for $674,000. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,071,000 and is being amortized on a straight-line basis over 20 years.

     On August 1, 1997, the Company acquired Coral Way MRI, Inc. ("Coral Way MRI") a diagnostic imaging center in Miami, Florida for $684,000 in cash and 92,243 shares of the Company's stock valued at $1,650,000 plus the assumption of indebtedness and additional consideration based on the center's performance over a two year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with any additional consideration are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,062,000 and is being amortized on a straight-line basis over 20 years.

     On August 13, 1997, the Company acquired MRI of Jupiter, Inc. a diagnostic imaging center in Jupiter, Florida for approximately $2,000,000 in cash and 7,337 shares of the Company's stock valued at $125,000 plus additional consideration based on the center's performance over the one year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($17.00 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional registered shares of Common Stock or by the payment of cash. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,541,000 and is being amortized on a straight-line basis over 20 years.

     On August 21, 1997, the Company acquired four diagnostic imaging centers (the "Presgar" centers) on the west coast of Florida for approximately $5,575,000 in cash and up to $3,700,000 in promissory notes, due August 21, 1998 and convertible into the Company's Common Stock, of which $1,200,000 in principal amount is contingent upon the occurrence of certain events, plus the assumption of indebtedness. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $8,514,000 and is being amortized on a straight-line basis over 20 years.

     On August 29, 1997, the Company acquired a controlling interest in a limited partnership and a limited liability company which each operate an imaging center located in San Jose, California (the "San Jose" centers) for approximately $3,037,000 in cash and 43,415 shares of the Company's stock valued at $693,000 plus the assumption of indebtedness and additional consideration based on each center's performance over the one year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($15.96 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional shares of Common Stock or by the payment of cash. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. As a result of the failure to have the registration statement declared effective by February 28, 1998, the seller is entitled to sell the shares back to the Company at their issuance price. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $4,198,000 and is being amortized on a straight-line basis over 20 years.

     On September 4, 1997, the Company acquired Germantown MRI Center ("Germantown MRI") a diagnostic imaging center located in Germantown, Pennsylvania for approximately $805,000 in cash plus the assumption of indebtedness . The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $279,000 and is being amortized on a straight-line basis over 20 years.

     On September 5, 1997, the Company acquired MRI Imaging Center of Charlotte County a diagnostic imaging center in Port Charlotte, Florida (the "Port Charlotte" center) for $1,293,000 in cash and 75,281 shares of the Company's stock valued at $1,340,000 plus the assumption of indebtedness and contingent consideration based on the center's performance over the two year period subsequent to the closing of the transaction. The shares of the Company Common Stock issued in connection with any contingent consideration are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,608,000 and is being amortized on a straight-line basis over 20 years.

     On September 16, 1997, the Company acquired one diagnostic imaging center located in Bronx, New York and one diagnostic imaging center located in Queens, New York (the "Bronx and Queens" centers) for approximately $1,750,000 in cash and 102,715 shares of the Company's stock valued at $1,750,000 plus the assumption of indebtedness. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($17.00 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional unregistered shares of Common Stock or by the payment of cash. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,444,000 and is being amortized on a straight-line basis over 20 years.

     On September 24, 1997, the Company acquired Dalcon Technologies, Inc. ("Dalcon") located in Nashville, Tennessee a software developer and provider of radiology information systems for $645,000 in cash and 107,166 shares of the Company's stock valued at $1,934,000. The shares of the Company's Common Stock issued at the closing are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $2,615,000 and is being amortized on a straight-line basis over 5 years.

     On October 4, 1997, the Company acquired six diagnostic imaging centers located in Ohio (the "Ohio" centers) for approximately $8,018,000 in cash and a $1,750,000 promissory note, due October 3, 1998 and convertible at the Company's option into shares of Common Stock. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $7,791,000 and is being amortized on a straight-line basis over 20 years.

     Each of the above acquisitions consummated in 1997 (the "1997 Acquisitions") was accounted for under the purchase method of accounting. The operations of these acquisitions are included in the Consolidated Financial
Statements from the date of purchase.   With respect to the 1997 Acquisitions,
the fair value of the assets acquired and liabilities assumed, in the aggregate, was approximately $64,759,000 and $64,908,000, respectively. Contingent consideration associated with acquisitions is recorded as additional purchase price.

     As recommended by the Special Committee, the Affiliate has repaid to the Company $1,424,000 representing all of the financial advisory fees paid by the Company to the Affiliate with respect to the acquisition of Wesley, Manhattan, New York, MRI of Jupiter, Presgar, San Jose, Germantown, Port Charlotte and Bronx and Queens centers. See Note 12 of Notes to Consolidated Financial Statements.

1996 Acquisitions
-----------------

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

     On January 12, 1996, the Company consummated the acquisition of the common stock of NurseCare Plus, Inc. ("NurseCare"), a California corporation based in Oceanside, California, which provides supplemental healthcare staffing services for clients including hospitals, clinics and home health agencies in Southern California. The NurseCare acquisition was consummated pursuant to a Stock Purchase Agreement dated as of January 11, 1996 by and among StarMed Staffing, Inc. ("StarMed") and NurseCare. Pursuant to the NurseCare agreement, StarMed acquired from NurseCare all of the common stock of NurseCare for $2,514,000 payable $1,264,000 in cash and a note payable for $1,250,000 bearing interest at prime plus one percent due January 12, 1999. The excess of the purchase price over the fair value of net assets acquired amounted to $2,087,000 and is being amortized on a straight line basis over 20 years.

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

     On August 30, 1996, the Company consummated the NMR Acquisition. NMR was engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR Common Stock was converted into 0.6875 shares of the Company's Common Stock resulting in the issuance of 4,456,500 shares of the Company's Common Stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs (including $200,000 in fees and 120,000 warrants, with an exercise price of $9.00, valued (for accounting purposes only) at $325,000 for financial advisory services issued to the Affiliate) over the fair value of net assets acquired amounted to approximately $35,286,000 and is being amortized on a straight line basis over twenty years.

     On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York (the "Long Island" centers). Pursuant to the acquisition agreement, the Company acquired certain assets and liabilities for a $4,500,000 convertible promissory note due January 9, 1997 and $1,900,000 in cash. The convertible promissory note converted into 533,175 shares of the Company's Common Stock upon registration of the shares in accordance with its terms at a conversion price of $8.44. The excess of the purchase price and direct acquisition costs, including $60,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight line basis over 20 years.

     On December 16, 1996, the Company acquired the Imaging Center of the Ironbound in Newark, New Jersey (the "Ironbound" center) from TME, Inc. for $216,000 in cash and 18,868 shares of Company Common Stock valued at $200,000. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $440,000 and is being amortized on a straight line basis over 20 years.

     Each of the above acquisitions consummated in 1996 (the "1996 Acquisitions") were accounted for under the purchase method of accounting. The operations of these acquisitions are included in the Consolidated

Financial Statements from the date of purchase. Contingent consideration associated with acquisitions is recorded as additional purchase price.

1995 Acquisitions
-----------------

     On February 24, 1995, the Company consummated a merger (the "Merger") with Maternity Resources, Inc. ("Maternity Resources"), a Delaware corporation engaged in the wholesale, manufacture and retail sale of maternity apparel. The merger was consummated pursuant to a Stock Purchase Agreement (the "Agreement") dated as of February 24, 1995 by and among the Company, Maternity Resources and the other parties named therein (the "Sellers"). Maternity Resources was formed on December 27, 1994 for the sole purpose of acquiring Maternity Retail Partners, L.P. and Kik Kin, L.P. Pursuant to the Agreement, the Company acquired
(i) 100% of the issued and outstanding common stock of Maternity Resources from the Sellers in exchange for an aggregate of 480,000 shares of the Company's Common Stock, par value $0.01 and (ii) 100% of the issued and outstanding shares of Series B and Series C Preferred Stock of Maternity Resources from the holders thereof in exchange for shares of the Company's Series A Preferred Stock and Series B Preferred Stock. At the time of the Merger, the Company and Maternity Resources were under common control through stock ownership and, as a result, the Merger was accounted for as a transfer between entities under common control. Under this method of accounting, when entities are under common control, the assets, liabilities and operations are combined at historical cost
in a manner similar to that in pooling of interests accounting.   In November
1995, the Company sold its Maternity Resources subsidiaries and consequently transferred all of Maternity Resources liabilities to unaffiliated third parties. The Company has no material contingent liabilities remaining with respect to Maternity Resources. Since the Maternity operations have been sold, Maternity Resources has been reported as a discontinued operation.

     Maternity apparel revenues were recognized on an accrual basis as earned and realizable and consisted of net revenue derived from the wholesale and retail sale of maternity clothing and apparel. Maternity apparel revenues amounted to approximately $11,057,000 for the year ended December 31, 1995. The initial purchase price of $4,076,000 (the aggregate recorded fair value of the Common Stock and the Preferred Stock issued by the Company in connection with the Merger) exceeded the book value of net assets acquired of $1,120,000 by $2,955,000. This amount could be considered a distribution to shareholders. On December 27, 1995, preferred shares, which were included as part of the $4,076,000 having a potential redemption value of $2,392,000 were redeemed by the Company for an agreed upon aggregate amount of $24,000. The net amount paid in excess of the net assets acquired after the redemption amounted to $564,000, The acquisition of Maternity was accounted for in a manner similar to that in a pooling of interests. This accounting resulted in certain adjustments directly to stockholders' equity. A credit of $1,022,000 was made to paid-in-capital related to the forgiveness of certain debt owed by Maternity to affiliated organizations that is accounted for as a capital contribution due to the related party nature. A credit of $570,000 was made to retained deficit that represents a portion of Maternity's January 1995 losses attributable to a subsidiary. These losses were included in the Company's 1994 operations in recognition of the then full year's operating results for the specific subsidiary's year ended January 31, 1995. Accordingly, the amount duplicated in 1995 operating results is reversed. A charge of $269,000 to paid-in-capital relates to a cash redemption by Maternity of its then outstanding redeemable preferred stock prior to the merger. Maternity Retail Partners L.P. has also been included in the Company's consolidated operating results for the twelve months ended December 31, 1995.

     On May 26, 1995, the Company consummated the acquisition of the business operations of New England MRI, Inc. ("New England MRI"), a Florida corporation based in Fort Myers, Florida, which owned and managed two diagnostic imaging centers (the "Centers"). The acquisition was consummated pursuant to an Asset Purchase Agreement (the "Agreement") dated as of May 17, 1995 by and among two of the Company's wholly owned subsidiaries--Fort Myers Resources, Inc. ("FMR") and Central Fort Myers Resources, Inc. ("CFMR"), and "New England MRI".
Pursuant to the Agreement, FMR acquired substantially all of the assets of one of the centers and CFMR acquired all of the assets of the other center through the issuance of 1,200,000 shares of the Company's Common Stock valued at $3,449,000. Of the 1,200,000 shares, 600,000 shares were issued at closing with the remaining 600,000 shares to be issued within two years of closing (600,000 of such shares were issued in 1997). The centers achieved certain earnings objectives and as a result, an additional 200,000 shares were issued in September 1997, to New England MRI, in accordance with the additional consideration provisions in the purchase agreement. The market value of the shares upon issuance was recorded as additional goodwill subject to amortization over the stated period. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $5,746,000 and is being amortized on a straight line basis over 20 years. The accompanying Consolidated Financial Statements include the operations of FMR and CFMR from the above date of acquisition. The shares issued to New England MRI as consideration for the purchased assets are subject to certain registration rights.

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

     The following table summarizes the unaudited pro forma results of operations for the years ended December 31, 1997 and 1996, assuming all of the foregoing 1997 acquisitions had occurred on January 1, 1997 and 1996 and the foregoing 1996 acquisitions had occurred on January 1, 1996 (in thousands, except per share data):

                                                            1997          1996
                                                         (unaudited)   (unaudited)
                                                        -------------  -----------

Revenue, net..........................................      $243,359     $225,135
Operating income (loss)...............................       (15,162)(a)   27,201
Income (loss) before income taxes.....................       (28,326)      11,169
Net income (loss).....................................       (30,626)       6,651
Basic net income (loss) per share.....................        ($1.51)    $   0.33

     (a) 1997 pro forma results include a $12,962,000 loss on the impairment of goodwill and other long-lived assets and other unusual charges of $9,723,000. See Note 3 of the Notes to the Consolidated Financial Statements for further details.


16. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly consolidated financial results for the years ended December 31, 1997 and 1996 (in thousands except per share amounts):

                                         First   Second    Third    Fourth
                                        Quarter  Quarter  Quarter   Quarter
                                        -------  -------  -------  ---------
1997
   Revenue, net.......................  $39,987  $50,678  $57,559  $ 54,162
   Operating income (loss)............    7,322    6,335   10,154   (42,947)
   Net income (loss)..................    3,602    2,783    4,287   (41,911)
   Basic earnings (loss) per share....     0.19     0.14     0.20     (2.02)
   Diluted earnings (loss) per share       0.18     0.13     0.19     (2.02)

                                  First   Second    Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter
                                 -------  -------  -------  -------
   1996
   Revenue, net................  $18,098  $18,678  $24,774  $32,235
   Operating income............    2,328    3,027    3,927    5,411
   Net income..................    1,298    1,606    1,845    2,505
   Basic earnings per share....     0.16     0.18     0.17     0.15
   Diluted earnings per share       0.15     0.16     0.16     0.14


          In the table above, the second quarter of 1997 has been restated to include a non-cash charge of $2,305,000 for compensation expense resulting from stock options granted in 1996 and early 1997 that were approved by the Company's stockholders in May 1997.

          The fourth quarter of 1997 includes a $12,962,000 loss on the impairment of goodwill and other long-lived assets and other unusual charges of $9,723,000. See Note 3 of the Notes to the Consolidated Financial Statements for further details.

     Quarterly results are generally affected by the timing of acquisitions.

                            Medical Resources, Inc.

                Schedule II - Valuation and Qualifying Accounts
                                (In Thousands)

                                   Balance at      Additions                         Balance
                                  Beginning of    Charged to                          at End
        Description                  Period         Expense       Deductions (1)    of Period
-----------------------------     ------------    ----------      --------------    ---------
Year ended December 31, 1995
 Total Allowances for Doubtful
 Accounts                          $ 2,881         $ 3,378           $   427        $ 5,832

Year ended December 31, 1996
 Total Allowances for Doubtful
 Accounts                            5,832           4,783               247         10,368

Year ended December 31, 1997
 Total Allowances for Doubtful
 Accounts                           10,368          20,656            12,102         18,922

(1) Uncollectible accounts written off, net of recoveries.