Form 10-Q
period 1998-05-31
MEDICAL RESOURCES INC /DE/
filed 1998-06-12
CIK 725151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                    Yes [X]        No  [ ]

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

                            Medical Resources, Inc.
                                     Index


                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets at March 31, 1998 and
            December 31, 1997                                            3
         Consolidated Statements of Operations for the three months
            ended March 31, 1998 and 1997                                5
         Consolidated Statements of Cash Flows for the three
            months ended March 31, 1998 and 1997                         6
         Notes to Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial Conditions
            and Results of Operations                                   16

PART II. OTHER INFORMATION                                              23

                           MEDICAL RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                         March 31,      December 31,
                                                           1998            1997
                                                       ------------     ------------
                        ASSETS
Current Assets:
     Cash and cash equivalents                            $  13,032         $ 23,198
     Cash and short-term investments, restricted                241              600
     Accounts receivable, net                                71,296           65,887
     Other receivables                                        7,957            5,430
     Prepaid expenses                                         6,970            7,027
     Income taxes recoverable                                 6,275            6,504
     Deferred tax assets, net                                 2,492            2,492
                                                       ------------     ------------
          Total current assets                              108,263          111,138

     Property and equipment, net                             60,934           64,343
     Goodwill, net                                          148,286          149,624
     Other intangible assets, net                             6,336            6,836
     Other assets                                             3,994            4,189
     Deferred tax assets, net                                 2,353            2,353
     Restricted cash                                            473              473
                                                       ------------     ------------
          Total assets                                    $ 330,639        $ 338,956
                                                       ============     ============


  The accompanying notes are an integral part of the consolidated financial statements.

                               MEDICAL RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                       March 31,        December 31,
                                                                         1998              1997
                                                                     -------------     -------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Senior Notes due 2001 through 2005, classified as curret         $  78,000            $  78,000
    Notes and mortgages payable, classified as current                   2,985                3,206
    Capital lease obligations, classified as current                     8,831                9,555
    Current portion of notes and mortgages payable                      14,746               13,313
    Current portion of capital lease obligations                        10,460               10,311
    Borrowings under line of credit                                      6,591                3,744
    Accounts payable                                                    13,557               13,141
    Accrued expenses                                                    24,455               28,018
    Common stock subject to redemption                                   7,187                9,734
    Other current liabilities                                              494                  290
                                                                     -------------     -------------
        Total current liabilities                                      167,306              169,312

Notes and mortgages payable, less current portion                       19,549               21,539
Obligations under capital leases, less current portion                  14,498               16,361
Other long term liabilities                                                882                  178
                                                                     -------------     -------------
        Total liabilities                                              202,235              207,390

Minority interest                                                        4,803                4,662

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000 shares,
        21,942 issued and outstanding at March 31, 1998 and
        21,889 issued and outstanding at December 31, 1997                 219                  219
     Series C Convertible Preferred Stock, $1,000 per share stated
         value; 18 shares issued and outstanding (liquidation
        preference of 3% per annum)                                     18,377               18,242
     Additional paid-in capital                                        140,100              138,664
     Accumulated deficit                                               (35,095)             (30,221)
                                                                     -------------     -------------
        Total stockholders' equity                                     123,601              126,904
                                                                     -------------     -------------
Total liabilities and stockholders' equity                           $ 330,639            $ 338,956
                                                                     =============     =============


  The accompanying notes are an integral part of the consolidated financial statements.

                          MEDICAL RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (IN THOUSANDS; EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                      Quarter ended March 31,
                                                      -----------------------
                                                       1998            1997
                                                      --------       --------

Net service revenues                                  $ 67,102       $ 39,987
Imaging center and staffing operating costs:
   Technical services payroll and related expenses      27,307         15,389
   Medical supplies                                      2,999          1,390
   Diagnostic equipment maintenance                      2,860          1,509
   Independent contractor fees                           2,567          1,311
   Administrative expenses                               7,135          3,902
   Other center level costs                              3,204          1,053
Provision for uncollectible accounts receivable          3,693          1,825
Corporate general and administrative                     7,679          3,364
Depreciation and amortization                            6,648          2,921
Unusual charges                                          3,760             -
                                                      --------       --------
     Operating income (loss)                              (750)         7,323
Interest expense, net                                    3,668            930
                                                      --------       --------
Income (loss) before minority interest
  and income taxes                                      (4,418)         6,393
Minority interest income                                   181            235

Income (loss) before income taxes                       (4,599)         6,158
Provision for income taxes                                 140          2,556

Net income (loss)                                       (4,739)         3,602
Charges related to convertible preferred stock            (135)            -
                                                      --------       --------
Net income (loss) applicable to common
   stockholders                                       $ (4,874)      $  3,602
                                                      ========       ========
Income (loss) per common share applicable to common
  stockholders:

  Basic -                                             $  (0.22)      $   0.19
                                                      ========       ========
  Diluted -                                           $  (0.22)      $   0.18
                                                      ========       ========

  The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Quarter ended March 31,
                                                        -----------------------
                                                           1998          1997
                                                        -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ (4,739)    $ 3,602
                                                          ---------    -------
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                          6,648       2,921
      Provision for uncollectible accounts receivable        3,693       1,825
      Deferred income tax provision                              -         526
      Expense incurred in connection with warrants and
        notes issued to preferred stockholders               2,094           -
      Other, net                                               370         235
Changes in operating assets and liabilities:
   Accounts receivable                                      (9,102)     (8,912)
   Other receivables                                        (2,527)        486
   Prepaid expenses                                             57      (1,110)
   Income taxes recoverable or payable                         229        (340)
   Other assets                                                175        (431)
   Accounts payable and accrued expenses                    (2,831)     (1,778)
   Other current liabilities                                   204         118
   Other long-term liabilities                                 704        (319)
                                                          ---------    -------
      Total adjustments                                       (286)     (6,779)
                                                          ---------    -------
        Net cash provided by (used in) operating
          activities                                         (5,025)    (3,177)
                                                          ---------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (919)     (1,736)
Acquisition of diagnostic imaging centers, net of cash
  acquired                                                       -     (12,725)
Acquisition of temporary staffing offices, net of cash
  acquired                                                       -         (50)
Contingent consideration related to prior year
  acquisitions                                                (334)          -
Costs associated with refinancing of assets under capital
  leases                                                         -      (1,461)
Sale (purchase) of short-term investments, net                   -      (4,562)
                                                            -------    --------
      Net cash used in investing activities                 (1,253)    (20,534)
                                                            -------    --------

  The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Quarter ended March 31,
                                                        -----------------------
                                                           1998          1997
                                                         ---------    ---------
Cash flows from financing activities:
Proceeds from Senior Notes, net of issuance costs                -      51,113
Repurchase of Common Stock subject to redemption            (2,547)
Proceeds from borrowing under notes payable                      -         309
Borrowings under line of credit                              2,847           -
Proceeds from exercise of options and warrants                 128         160
Note and capital lease repayments in connection with
   acquisitions                                                  -      (7,001)
Note and capital lease repayments in connection with
   Senior Notes transaction                                      -     (13,764)
Principal payments under capital lease obligations          (2,438)     (1,331)
Principal payments on notes and mortgages payable           (1,878)     (1,634)
Other, net                                                      -          (19)
                                                           -------     -------
     Net cash provided by (used in) financing activities    (3,888)     27,833
                                                           -------     -------

Net increase (decrease) in cash and cash equivalents       (10,166)      4,122

Cash and cash equivalents at beginning of year              23,198      15,346
                                                           -------     -------
Cash and cash equivalents at March 31,                    $ 13,032    $ 19,468
                                                           =======     =======

  The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                            -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

1.  DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

General

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

  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1997.

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

     Type III - The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical service performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors.

     Revenues derived from Medicare and Medicaid are subject to audit by such agencies. The Company is not aware of any pending audits.

     The Company also recognizes revenue from temporary nurse staffing and radiology information systems. Such revenues are recognized on an accrual basis as earned.

Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings Per Share

     Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus the potentially issuable common shares related to outstanding stock options, warrants and convertible debt. Earnings per share amounts for the quarter ended March 31, 1997 have been restated to conform to the requirements of SFAS No. 128. The computations of basic earning per share and diluted earnings per share for the quarters ended March 31, were as follows (in thousands, except per share amounts):



                                                     1998            1997
                                               ----------------  -------------
Basic earnings per share information
------------------------------------
Net income (loss)                                 $(4,739)           $ 3,602

Charges related to convertible preferred             (135)                 -
  stock                                           -------            -------

Net income (loss) applicable to common
  stockholders                                    $(4,874)           $ 3,602
                                                  =======            =======
Weighted average number of common shares           21,859             19,067
                                                   ======            =======
Basic earnings (loss) per share                    $(0.22)             $0.19
                                                   ======              =====

                                                     1998              1997
                                                 ------------      ------------
Diluted earnings per share information
--------------------------------------
Net income (loss)                                  $(4,739)           $3,602
Interest savings from conversion of convertible
   subordinated debentures                               -                92
Charges related to convertible preferred stock        (135)                -
                                                   -------            ------
Net income (loss) applicable to common
   stockholders after assumed conversions          $(4,874)           $3,694
                                                   =======            ======
Weighted average number of common shares            21,859            19,067
Incremental shares issuable on exercise of
  warrants and options                                   -               709
Incremental shares issuable on conversion of
   convertible subordinated debentures                   -             1,104
                                                   -------            ------
Weighted average number of diluted common shares    21,859            20,880
                                                    ======            ======
Diluted earnings (loss) per share                   $(0.22)            $0.18
                                                    ======             =====



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

  In the event that the Senior Note holders or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at March 31, 1998 and December 31, 1997. Accordingly, the Company has a deficit in working capital of $59,043,000 at March 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Senior Note lenders in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following: (i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels, and (ii) it has retained the investment banking firm of SBC Warburg Dillon Read to assist the Company in exploring a possible sale of the Company's StarMed temporary staffing subsidiary.

  The financial statements, however, do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

3. UNUSUAL CHARGES

   During the first quarter of 1998, the Company recorded $3,760,000 of unusual charges consisting of (i) $313,000 for defense costs relating to shareholder and employee lawsuits, (ii) $2,227,000 ($1,194,000 of which was a non-cash charge related to the issuance of 350,000 common stock warrants) for penalties associated with delays in the registration of the Company's Common Stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and (iv) $337,000 for management termination benefits and related costs.

  The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of current negotiations regarding defaults under the Seior Notes and penalties associated with the failure to register the Company's Common Stock as well as the outcome of certain litigation.

4.  ACCOUNTS RECEIVABLE, NET

   Accounts receivable, net, is comprised of the following (in thousands):


                                                        March 31,   December 31,
                                                          1998         1997
                                                       ----------   ------------
Management fee receivables (net of contractual
     allowances)
   Due from unaffiliated physicians (Type I revenues)     $38,923       $35,540
   Due from affiliated physicians (Type III revenues)       6,995         8,585
Patient and third party payor accounts receivable
     (Type II revenues)                                    31,865        27,284
Temporary staffing service accounts receivable             14,544        13,400
                                                          -------       -------
Gross accounts receivable                                  92,327        84,809

Less:  Allowance for doubtful accounts                    (21,031)      (18,922)
                                                          -------       -------
                                                          $71,296       $65,887
                                                          =======       =======


     Accounts receivable is net of contractual allowances which represent standard fee reductions negotiated with certain third party payors. Contractual allowances amounted to approximately $28,850,000 and $8,462,000 for the quarters ended March 31, 1998 and 1997, respectively.

5. SEGMENT INFORMATION

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

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. This new standard increases financial reporting disclosures, but will have no impact on the Company's financial position or results of operations. The Company has adopted SFAS No. 131 effective January 1, 1998.

     The following table shows net revenues, operating income (loss) and other financial information by industry segment for the quarters ended March 31 (in thousands):


                                        1998       1997
                                     ----------  --------
Net revenues:
     Diagnostic imaging centers....  $  47,286   $ 26,841
     Temporary staffing services...     19,816     13,146
                                     ---------   --------
       Total.......................  $  67,102   $ 39,987
                                     =========   ========

   Operating income (loss):
     Diagnostic imaging centers....   ($ 1,742)  $  6,713
     Temporary staffing services...        992        610
                                     ---------   --------
       Total.......................   ($   750)  $  7,323
                                     =========   ========

   Identifiable assets:
     Diagnostic imaging centers....  $ 303,245   $227,617
     Temporary staffing services...     27,394     10,495
                                     ---------   --------
       Total.......................  $ 330,639   $238,112
                                     =========   ========

   Depreciation and amortization:
     Diagnostic imaging centers....  $   6,477   $  2,790
     Temporary staffing services...        171        131
                                     ---------   --------
       Total.......................  $   6,648   $  2,921
                                     =========   ========

Capital expenditures:
     Diagnostic imaging centers....  $     849   $  1,716
     Temporary staffing services...         70         20
                                     ---------   --------
       Total.......................  $     919   $  1,736
                                     =========   ========


6. COMMITMENTS AND CONTINGENCIES

     Between November 1997 and January 1998, several lawsuits were commenced against the Company, certain of the Company's Directors and certain officers concerning the related party transactions investigated by the Special Committee of the Board of Directors ("Special Committee"). The complaints in each action assert that the Company and the named defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company. Each action seeks unspecified compensatory damages, with interest, and the costs and expenses incurred in bringing the action. On February 9, 1998, the above-mentioned class actions were consolidated for all purposes in federal district court in New Jersey. On March 31, 1998, the lead plaintiffs in the consolidated class actions served their Consolidated Class Action Complaint, asserting that the Company and the named defendants violated Section 10(b) of the Exchange Act, and that certain named defendants violated Sections 20(a) and 20A of the Exchange Act. The Company intends to defend vigorously against the allegations.


     The Special Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report. Accordingly, the Special Committee recommended and 712

Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board (the "Affiliate), agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to the Affiliate for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Special Committee's investigations. All such amounts have been paid or reimbursed to the Company. In addition, the Special Committee recommended and the Affiliate agreed to allow the Company to terminate its relationship with the Affiliate.

     The Special Committee reported to the directors that it had determined that: (i) there was no evidence of any federal or state crimes or securities law violations in connection with the related party transactions in question; (ii) all related-party matters were disclosed in public filings; (iii) the Affiliate performed acquisition advisory services fully consistent with the expectations and understanding of the committee of outside directors that had approved the Affiliate's acquisition fees; and (iv) the acquisition advisory fees paid to the Affiliate in connection with the Company's acquisitions in 1997 were within the range of customary acquisition advisory fees paid to investment bankers on transactions of similar size.

     As previously announced by the Company, the U.S. Attorney for the District of New Jersey commenced an investigation in connection with the disclosures regarding the related party transactions referred to above. In addition, the Company has also received an inquiry from the SEC, but there have been no formal proceedings commenced by the SEC. The Company has cooperated fully with these authorities and provided all information requested by them.

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

     In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that such other litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the SEC within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of March 31, 1998, the Company had reflected $7,187,000 of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the first quarter of 1998, the Company paid $2,547,000 to sellers who exercised their rights to have shares of Common Stock repurchased. Furthermore, from April 1, 1998 through May 26, 1998, the Company paid an additional $728,000 to such sellers. In addition, the Company expects to pay an additional $5,763,000 during the remainder of 1998 ($3,695,000 of which was due and payable on June 3, 1998 (the "June 1998 Repurchase Obligation") but has not yet been paid by the Company) in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Note holders. With respect to the June 1998 Repurchase Obligation which remains due and payable, the Company is in discussions with the sellers to whom such obligations are owed and the Senior Note holders regarding the timing and satisfaction of the June 1998 Repurchase Obligation.

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

  Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement, dated July 21, 1997, and the Registration Rights Agreement, dated July 21, 1997, between the Company and RGC International, LDC ("RGC") (hereinafter referred to as the "RGC Agreements"), the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC. Under the RGC Agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement on Form S-3 not later than October 1997. The RGC Agreements provide for monthly penalties ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to October 1997 with such penalties continuing until such time as the Conversion Shares are registered as required by the RGC Agreements.

  As a result of the Company's continued failure to register the RGC Conversion Shares, the Company: (i) issued warrants to RGC to acquire 1,167,000 shares of Common Stock at an exercise prices ranging from $11.62 to $12.95 per share (such warrants having an estimated value, for accounting purposes, of $3,245,000); (ii) issued interest bearing promissory notes, due May 1, 1998 (the "RGC Penalty Notes"), in the aggregate principal amount of $1,440,000; and (iii) is incurring additional penalties of $540,000 per month (payable at the option of RGC in cash or additional shares of Common Stock). On May 1, 1998, the Company did not pay RGC the $1,440,000 that was then due and payable under the RGC Penalty Notes. Additionally, on May 1, 1998, as a result of the Company's failure to register the Conversion Shares on or before such date, RGC was entitled under the RGC Agreements to demand a one-time penalty of $1,800,000 (the "May 1998 Penalty") payable, at the option of RGC, in cash or additional shares of Common Stock. The Company has not received notice of a demand for payment or other satisfaction of the RGC Penalty Notes and the May 1998 Penalty, and the Company and RGC are currently in discussions regarding the restructuring of the RGC Penalty Notes, the May 1998 Penalty and the on-going monthly penalties. There can be no assurance, however, that the Company will be successful in restructuring such obligations on terms favorable to the Company or its shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Type I - The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated
uncollectible amount.   Type I net service revenues for the quarter ended March
31, 1998 were $24,365,000 or  52% of Diagnostic Imaging segment revenues.

     Type II - The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physicians fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount. Type II net service revenues for the quarter ended March 31, 1998 were $19,168,000 or 41% of Diagnostic Imaging segment revenues.

     Type III - The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors. Type III net service revenues for the quarter ended March 31, 1998 were $3,440,000 or 7% of Diagnostic Imaging segment revenues.

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

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

  For the quarter ended March 31, 1998, total Company net service revenues were $67,102,000 versus $39,987,000 for the quarter ended March 31, 1997, an increase of $27,115,000 or 68%.

  Net service revenues for the Diagnostic Imaging segment increased $20,445,000, or 76%, to $47,286,000 during the first quarter of 1998 from $26,841,000 for the first quarter of 1997, due primarily to the timing of various 1997 acquisitions which contributed $ 22,420,000 of the increase. Revenues at imaging centers that were operated by the Company for all of 1997 decreased $1,975,000, or 8%, to $22,181,000 for the quarter ended March 31, 1998 from $24,156,000 for the same period in 1997. This decrease in revenues was the net result of higher contractual allowances in relation to gross billings in the first quarter of 1998, partially offset by the beneficial effects of increased procedure volumes.

  Contractual allowances are largely dependent upon reimbursement rates from third party payors, including Medicare, Medicaid and managed care providers. Management believes that it is likely that the Company's overall reimbursement rates will continue to gradually decline for some period of time, due to factors such as the expansion of managed care organizations and continued national healthcare reform efforts. The Company will endeavor to mitigate the impact of any decline in reimbursement rates by decreasing costs and increasing referral volumes. If the rate of decline in reimbursement rates were to increase materially, or if the Company is unsuccessful in reducing its costs or increasing its volume, the Company's results could be materially and adversely affected.

  Diagnostic Imaging segment revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 24% of the Diagnostic Imaging business net service revenues for the quarter ended March 31, 1998. Automobile insurance carriers generally pay the non-deductible non-co-pay portion of the charge, with the remaining balance payable by the individual. The timing of collection from the individual is partially dependent upon the outcome and timing of any settlement or judgment of the injury claim. Accordingly, such receivables typically require a longer period of time to collect compared to the Company's other receivables, and in the experience of the Company incur a higher bad debt expense. If the Company were to become less successful in its efforts in collecting these receivables, the Company's results could be materially and adversely affected.

  Net service revenues for the Temporary Staffing segment increased to $19,816,000 in the first quarter of 1998 from $13,146,000 in the first quarter of 1997, an increase of $6,670,000 or 51%. Internal growth in the staffing business, consisting primarily of the opening of new per diem offices, accounted for $2,401,000 of the increase in revenues. Revenues at per diem offices acquired prior to March 31, 1997 accounted for $2,735,000 of the increase and revenues of $1,534,000 were contributed by per diem offices acquired after March 31, 1997.

  Imaging center and staffing operating costs for the three months ended March 31, 1998 were $46,072,000 compared to $24,554,000 for the three months ended March 31, 1997, an increase of $21,518,000 or 88%.

  Imaging center operating costs for the Diagnostic Imaging segment increased $16,530,000, or 120%, to $30,347,000 for the quarter ended March 31, 1998 from
$13,817,000 for the quarter ended March 31, 1997, due primarily to the addition of operating costs of $13,932,000 from centers acquired during 1997. Operating costs at imaging centers operated by the Company for all of 1997 increased $2,598,000, or 21%, to $14,964,000 for the three months ended March 31, 1998 from $12,366,000 for the three months ended March 31, 1997, primarily as a result of increased payroll and related costs.

  Operating costs for the Temporary Staffing segment for the three months ended March 31, 1998 were $15,725,000 compared to $10,737,000 for the three months ended March 31, 1997, an increase of $4,988,000 or 46%. Internal growth in the staffing business accounted for $1,841,000 of the increase in operating costs. Increased costs at per diem offices opened or acquired during 1997 accounted for $3,147,000 of the additional operating costs.

  Center operating margins, which represent net service revenue less imaging center and staffing operating costs as a percent of net revenue, decreased for the quarter ended March 31, 1998 to 31% from 39% for the quarter ended March 31, 1997. Center operating margins for the Diagnostic Imaging segment decreased for the quarter ended March 31, 1998 to 36% from 49% for the quarter ended March 31, 1997 due primarily to higher contractual allowances as a percentage of gross billings and generally higher payroll and administrative costs. Center operating margins in the Temporary Staffing business increased for the three months ended March 31, 1998 to 21% from 18% for the three months ended March 31, 1997 due primarily to improved profitability of per diem offices opened or acquired prior to 1997.

  The provision for uncollectible accounts receivable for the quarter ended March 31, 1998 was $3,693,000, an increase of $1,868,000 from first quarter 1997 provision of $1,825,000. This increase was essentially entirely attributable to the Company's Diagnostic Imaging segment. The Company's Diagnostic Imaging segment provision for uncollectible accounts receivable for the first quarter of 1998 was $3,621,000, or 8%, of related net service revenues, compared to the first quarter of 1997 provision of $1,821,000, or 7%, of related net service revenues. The increase in the dollar amount of the provision for uncollectible accounts receivable was primarily due to higher revenue levels in the first quarter of 1998.

  Corporate general and administrative expense for the three months ended March 31, 1998 was $7,679,000, an increase of $4,315,000 from the $3,364,000 recorded for the three months ended March 31, 1997. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during 1997 in the Diagnostic Imaging segment. In March 1998, the Company announced a workforce reduction and follow-on attrition program that is expected to result in reduced payroll costs of approximately $5,000,000 per annum.

  Depreciation and amortization expense for the first quarter of 1998 was $6,648,000, compared to $2,921,000 for the first quarter of 1997, or an increase of $3,727,000 attributable almost entirely to the Company's Diagnostic Imaging business. The increase was due primarily to higher equipment depreciation of $2,207,000 primarily resulting from 1997 acquisitions and increased goodwill amortization of $1,384,000.

   During the first quarter of 1998, the Company recorded $3,760,000 of unusual charges consisting of (i) $313,000 for shareholder and employee lawsuits, and
(ii) $2,227,000 ($1,194,000 of which was a non- cash charge related to the issuance of 350,000 Common Stock warrants) for penalties associated with delays in the registration of the Company's Common Stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and (iv) $337,000 for management termination benefits and related costs.

  The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of current negotiations regarding defaults under the Senior Notes and penalties associated with the failure to register the Company's Common Stock, as well as the outcome of certain litigation.

  Net interest expense for the three months ended March 31, 1998 was $3,668,000 as compared to $930,000 for the three months ended March 31, 1997, an increase of $2,738,000. This increase was primarily attributable to higher outstanding debt, including the issuance of $78,000,000 of

Senior Notes during 1997, notes payable of $36,505,000 and capital lease obligations totaling $26,612,000 assumed in connection with the Company's 1997 acquisitions.

  The Company's income for the quarter ended March 31, 1998 was decreased by $181,000 attributable to minority interests, as compared to a reduction in the Company's income of $235,000 for the quarter ended March 31, 1997.

  The provision for income taxes for the three months ended March 31, 1998 decreased $2,416,000 to $140,000 as compared to $2,556,000 for the comparable period last year. The provision for income taxes for the three months ended March 31, 1998 consists entirely of estimated state income taxes. During the first quarter of 1998, a benefit for income taxes has not been recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred tax assets.

  The Company's net loss for the quarter ended March 31, 1998 was $4,739,000 compared to net income for the quarter ended March 31, 1997 of $3,602,000. The net loss applicable to common stockholders (used in computing loss per common share) in the first quarter of 1998 includes charges of $135,000 as a result of the accretion of the Company's preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 1998, the Company's primary source of cash flow was from reductions in the Company's cash balances of $10,166,000 and borrowings under the Company's line of credit of $2,847,000. The primary use of cash was the repayment of principal amount of capital lease obligations and notes and mortgages payable of $4,316,000, and repurchase of Common Stock subject to redemption as a result of the exercise of puts provided by the Company in connection with 1997 acquisitions of $2,547,000. Operating activities resulted in a net use of cash of $5,025,000 during the first quarter of 1998 due primarily to increases in accounts receivable.

  During the first quarter of 1997, the Company's primary source of cash flow was from financing activities, as a result of net proceeds from the Senior Notes of $51,113,000. The primary use of cash was to fund acquisitions that totaled $12,725,000 and to fund the repayment of certain notes and capital lease obligations of $20,765,000. Operating activities resulted in a net use of cash of $3,177,000 during the first quarter of 1997 due primarily to increases in accounts receivable.

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

  In the event that the Senior Note lenders or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at March 31, 1998 and December 31, 1997 and the Company has a deficit in working capital more fully described below. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Senior Note lenders in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following:
(i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels, and (ii) it has retained the investment banking firm of SBC Warburg Dillon Read to assist the Company in exploring a possible sale of the Company's StarMed temporary staffing subsidiary. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

     The Company has a working capital deficit of $59,043,000 at March 31, 1998 compared to a working capital deficit of $58,174,000 at December 31, 1997. The deficit in both periods is primarily due to $78,000,000 of Senior Notes due 2001 through 2005 and other debt and capital leases shown as current liabilities as a result of financial covenant defaults under such agreements.

     In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that a registration statement covering the relevant shares is not declared effective by the SEC within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of June 10, 1998, the Company had not registered any shares of Common Stock issued in connection with the Company's 1997 acquisitions under a registration statement declared effective by the SEC. As of March 31, 1998, the Company had reflected $7,187,000 of Common Stock subject to redemption on its Consolidated Balance Sheets related to shares that the Company is, has agreed to or may be required to repurchase. During the first quarter of 1998, the Company paid $2,547,000 to sellers who exercised their rights to have shares of Common Stock repurchased. Furthermore, from April 1, 1998 through May 26, 1998, the Company paid an additional $728,000 to such sellers. In addition, the Company expects to pay an additional $5,763,000 during the remainder of 1998 ($3,695,000 of which was due and payable on June 3, 1998 (the "June 1998 Repurchase Obligation") but has not yet been paid by the Company) in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Notes holders. With respect to the June 1998 Repurchase Obligation which remains due and payable, the Company is in discussions with the sellers to whom such obligations are owed and the Senior Note holders regarding the timing and satisfaction of the June 1998 Repurchase Obligation.

     In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the sellers (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Based upon the closing sales price of the Company's Common Stock on May 26, 1998 ($3-1/16 per share), such shortfall would be approximately $9,634,000, which amount may be reduced by up to $5,977,000 to the extent certain sellers exercise their repurchase rights referred to above.

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

  Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement, dated July 21, 1997, and the Registration Rights Agreement, dated July 21, 1997, between the Company and RGC International, LDC ("RGC") (hereinafter referred to as the "RGC Agreements"), the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC. Under the RGC Agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement on Form S-3 not later than October 1997. The RGC Agreements provide for monthly penalties ("RGC Registration Penalties") in the event that the Company fails to register the Conversion Shares prior to October 1997 with such penalties continuing until such time as the Conversion Shares are registered as required by the RGC Agreements.

  As a result of the Company's failure to register the RGC Conversion Shares as of May 26, 1998, the Company: (i) issued warrants to RGC to acquire 1,167,000 shares of Common Stock at an exercise prices ranging from $11.62 to $12.95 per share (such warrants having an estimated value, for accounting purposes, of $3,245,000); (ii) issued interest bearing promissory notes, due May 1, 1998 (the "RGC Penalty Notes"), in the aggregate principal amount of $1,440,000; and (iii) is incurring additional penalties of $540,000 per month (payable at the option of RGC in cash or additional shares of Common Stock). On May 1, 1998, the Company did not pay RGC the $1,440,000 that was then due and payable under the RGC Penalty Notes. Additionally, on May 1, 1998, as a result of the Company's failure to register the Conversion Shares on or before such date, RGC was entitled under the RGC Agreements to demand a one-time penalty of $1,800,000 (the "May 1998 Penalty") payable, at the option of RGC, in cash or additional shares of Common Stock. As of May 26, 1998, RGC had not demanded payment or other satisfaction of the RGC Penalty Notes and the May 1998 Penalty, and the Company and RGC are currently in discussions regarding the restructuring of the RGC Penalty Notes, the May 1998 Penalty and the on-going monthly penalties. There can be no assurance, however, that the Company will be successful in restructuring such obligations on terms favorable to the Company or its shareholders.

    In addition to matters discussed above, the Company is subject to litigation that may require additional future cash outlays.

  On May 14, 1998, management appeared before the Nasdaq Qualifications Hearing Panel (the "Panel"). This hearing resulted from the Company's failure to file timely its Form 10-K for 1997 and was held to determine if the Company's Common Stock should continue to be listed on The Nasdaq Stock Market. On May 29, 1998, the Company was advised that the Panel determined to continue the listing of the Company's Common Stock on the Nasdaq Stock Market subject to certain conditions. The Company must file its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 on or before June 12, 1998 and must evidence compliance with either Nasdaq's minimum net tangible assets test or one of Nasdaq's alternative requirements by July 24, 1998.

  Based on the closing price for the Company's Common Stock on May 26, 1998 ($3-1/16) and the Company's net tangible assets as of March 31, 1998, the Company does not currently satisfy either Nasdaq's minimum net tangible assets requirement or one of the alternative requirements for continued listing, which include, among other things, a minimum bid price for the Common Stock of $5.00 per share. In order to satisfy the continued listing requirements, on or before July 24, 1998, the Company intends to submit for shareholder approval a reverse stock split, if necessary, in order to meet or exceed the $5.00 minimum bid price. In the event the Company does not satisfy either the minimum net tangible assets requirement or is unable to effect a reverse stock split sufficient to meet or exceed the $5.00 per share requirement, the Panel will consider moving the Common Stock to The Nasdaq SmallCap Market, provided the Company is able to demonstrate compliance with the applicable maintenance criteria. There can be no assurance that the Common Stock will meet the continued listing requirements for The Nasdaq Stock Market.

  The Company's sources of liquidity consist of its cash balances and its ability to enter into operating leases to fund expansions and equipment replacement at its centers. At March 31, 1998 and May 29, 1998, the Company's cash and cash equivalents were $13,032,000 and $10,711,000 respectively. In addition, in March of 1998, the Company announced its intention to explore strategic alternatives for (and the possible sale of) its StarMed temporary staffing subsidiary, which the Company expects may result in cash proceeds to Medical Resources, Inc. Assuming that the Company (i) reaches satisfactory resolution with the Senior Note lenders regarding the financial covenant defaults, and (ii) sells its Temporary Staffing and Per Diem business over the next several months, while no assurance can be given, the Company believes that it will have sufficient funds available to finance its working capital requirements through 1998.

Seasonality and Inflation

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

Disclosure Regarding Forward Looking Statements

  Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to effectively integrate the operations and information systems of businesses acquired in 1997 and earlier; the ability of the Company to generate net positive cash flows from operations; the payment timing and ultimate collectibility of accounts receivable (including purchased accounts receivable) from different payor groups (including Personal Injury-type); the economic impact of involuntary share repurchases and other payments (including price protection payments and penalty payments) caused by the delay in the effectiveness of the Company's pending Registration Statement and by the recent decline in the Company's share price; the ability of the Company to cure any defaults under its debt agreements and/or other obligations, in general, and in a manner that avoids significant common stock dilution; the impact of a changing and increasing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the ultimate economic impact of recent litigation including shareholder and former management lawsuits against the Company and certain of its Directors; the availability of debt and/or equity capital, on reasonable terms, to finance operations as needed and to finance growth; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

 (c) Set forth below is a list of equity securities sold by the Company during the three months ended March 31, 1998 which, pursuant to the exemptions covered by Section 4 (2) of the Securities Act of 1933, as amended (the "Act"), were not registered under the Act.

     In January 1998, the Company issued to RGC International, LDC ("RGC") warrants to purchase 350,000 shares of Common Stock at an exercise price of $12.95 per share in payment of certain monthly penalties payable to RGC as a result of the failure by the Company to register the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock held by RGC.

     In February 1998, the Company issued to Robert Kupchak ("Kupchak") 25,624 shares of Common Stock. Kupchak had been the seller of a certain diagnostic imaging center located in Hollywood, Florida in July 1997 and, at the closing of such sale, received shares of Common Stock from the Company as partial consideration for such center (the "Closing Shares"). The shares issued in February 1998 were issued as a result of the election by Kupchak of his right to have the Company pay the shortfall (approximately $275,000) with respect to the market value of his Closing Shares as of February 1, 1998 compared to the market value of his Closing Shares at the time of the closing of the relevant acquisition.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a. Exhibits
        --------

        None.


     b. Reports on Form 8-K
        -------------------

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


                                        Medical Resources, Inc.



                                        BY   /s/ Duane C. Montopoli
                                            -----------------------------
                                               Duane C. Montopoli
                                               Chief Executive Officer
                                               (Principal Executive Officer)



                                        BY  /s/ Geoffrey A. Whynot
                                            ------------------------------
                                              Geoffrey A. Whynot
                                              Chief Financial Officer and Senior
                                              Vice President  Finance
                                              (Principal Accounting Officer)



Date: June 12, 1998