Form 10-Q
period 1998-06-30
MEDICAL RESOURCES INC /DE/
filed 1998-08-14
CIK 725151

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                    Yes [X]         No  [   ]


     At July 31, 1998, 7,922,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $53,367,000



                      DOCUMENTS INCORPORATED BY REFERENCE

                         Not Applicable.

                            MEDICAL RESOURCES, INC.
                                     INDEX


                                                                     Page

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets at June 30, 1998 and
              December 31, 1997                                       3-4

            Consolidated Statements of Operations for the three
              and six months ended June 30, 1998 and 1997             5-6

            Consolidated Statements of Cash Flows for the six
              months ended June 30, 1998 and 1997                     7-8

            Notes to Consolidated Financial Statements                9-17

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             18-26


PART II.   OTHER INFORMATION                                          27

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                   (in thousands, Except per share amounts)
                                  (unaudited)

                                                                 June 30,           December 31,
                                                                  1998                 1997
                                                               --------            ------------
                                  ASSETS
Current Assets:
     Cash and cash equivalents                                  $ 14,085             $ 23,198
     Cash and short-term investments, restricted                   1,744                  600
     Accounts receivable, net                                     74,761               65,887
     Other receivables                                            10,497                5,430
     Prepaid expenses                                              6,004                7,027
     Income taxes recoverable                                      4,155                6,504
     Deferred tax assets, net                                      2,492                2,492
                                                               ----------           ---------
          Total current assets                                   113,738              111,138

Property and equipment, net                                       57,072               64,343
Goodwill, net                                                    147,580              149,624
Other intangible assets, net                                       6,220                6,836
Other assets                                                       3,890                4,189
Deferred tax assets, net                                           2,353                2,353
Restricted cash                                                      473                  473
                                                               ----------           ---------
     Total assets                                              $ 331,326            $ 338,956
                                                               ==========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                            Medical Resources, Inc.
                    Consolidated Balance Sheets (continued)
                   As of June 30, 1998 and December 31, 1997
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                               June 30,           December 31,
                                                                                 1998                 1997
                                                                               --------            -----------
                   Liabilities and Stockholders' Equity
Current Liabilities:
     Senior Notes due 2001 through 2005, classified as current                  $ 78,000             $ 78,000
     Notes and mortgages payable, classified as current                            2,725                3,206
     Capital lease obligations, classified as current                              7,671                9,555
     Current portion of notes and mortgages payable                               14,842               13,313
     Current portion of capital lease obligations                                  9,507               10,311
     Borrowings under line of credit                                              10,591                3,744
     Accounts payable                                                             11,925               13,141
     Accrued expenses                                                             25,978               28,018
     Common stock subject to redemption                                            5,509                9,734
     Other current liabilities                                                     2,882                  290
                                                                               ---------             --------
        Total current liabilities                                                169,630              169,312

Notes and mortgages payable, less current portion                                 20,294               21,539
Obligations under capital leases, less current portion                            11,739               16,361
Other long term liabilities                                                          515                  178
                                                                               ---------             --------
        Total liabilities                                                        202,178              207,390

Minority interest                                                                  5,370                4,662

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000 shares,
        7,687 issued and outstanding at June 30, 1998 and
        7,296 issued and outstanding at December 31, 1997                             77                   73
     Series C Convertible Preferred Stock, $1,000 per share stated
         value; 16 and 18 shares issued and outstanding at
         June 30, 1998 and December 31, 1997, respectively (liquidation
         preference of 3% per annum)                                              16,016               18,242
     Additional paid-in capital                                                  143,770              138,810
     Accumulated deficit                                                         (36,085)             (30,221)
                                                                               ---------             --------
        Total stockholders' equity                                               123,778              126,904
                                                                               ---------             --------
Total liabilities and stockholders' equity                                     $ 331,326            $ 338,956
                                                                               =========            =========

The accompanying notes are an integral part of the consolidated financial statements.

                            Medical Resources, Inc.
                     Consolidated Statements of Operations
               For the Three Months ended June 30, 1998 and 1997
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                             Three Months Ended June 30,
                                                                           -----------      --------------
                                                                               1998               1997
                                                                           -----------      --------------
Net service revenues                                                         $ 46,626          $ 37,877
Imaging center operating costs:
   Technical services payroll and related expenses                              9,928             7,937
   Medical supplies                                                             2,920             2,494
   Diagnostic equipment rental and maintenance                                  4,491             2,448
   Independent contractor fees                                                  2,046             1,514
   Administrative expenses                                                      8,292             5,793
   Other center level costs                                                     2,084             1,727
Provision for uncollectible accounts receivable                                 3,686             1,932
Corporate general and administrative                                            2,599             1,543
Stock-option based compensation                                                   114             2,305
Depreciation and amortization                                                   6,158             4,288
Unusual charges                                                                 1,640                -
                                                                           -----------      --------------
     Operating income                                                           2,668             5,896
Interest expense, net                                                           3,426             1,847
                                                                           -----------      --------------
     Income (loss) from continuing operations before minority
       interest and income taxes                                                 (758)            4,049
Minority interest (benefit)                                                       462              (428)
                                                                           -----------      --------------

     Income (loss) from continuing operations before income taxes              (1,220)            4,477
Provision for income taxes                                                        222             1,849
                                                                           -----------      --------------
     Income (loss) from continuing operations                                  (1,442)            2,628
Income from discontinued operations, net of tax                                   592               155
                                                                           -----------      --------------
     Net income (loss)                                                           (850)            2,783
Charges related to convertible preferred stock                                   (139)               -
                                                                           -----------      --------------
     Net income (loss) applicable to common
        stockholders                                                           $ (989)          $ 2,783
                                                                            ===========     ==============
Income (loss) per common share applicable to common
  stockholders:
  Basic -
     Continuing operations                                                     $(0.22)           $ 0.39
     Discontinued operations                                                     0.08              0.02
                                                                           -----------      --------------
       Net income (loss) per common share                                     $ (0.14)           $ 0.41
                                                                            ===========     ==============

  Diluted -
     Continuing operations                                                    $ (0.22)           $ 0.36
     Discontinued operations                                                     0.08              0.02
                                                                           -----------      --------------
       Net income (loss) per common share                                     $ (0.14)           $ 0.38
                                                                            ===========     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                             Medical Resources, Inc.
                                      Consolidated Statements of Operations
                                  For the Six Months ended June 30, 1998 and 1997
                                     (in thousands, except per share amounts)
                                                   (unaudited)

                                                                               Six Months ended June 30,
                                                                               -------------------------
                                                                               1998               1997
                                                                              ------            -------
Net service revenues                                                         $ 93,648          $ 64,718
Imaging center operating costs:
   Technical services payroll and related expenses                             21,510            12,590
   Medical supplies                                                             5,919             3,884
   Diagnostic equipment rental and maintenance                                  8,724             4,131
   Independent contractor fees                                                  4,349             2,825
   Administrative expenses                                                     16,920            10,248
   Other center level costs                                                     3,915             2,606
Provision for uncollectible accounts receivable                                 7,307             3,753
Corporate general and administrative                                            5,815             2,689
Stock-option based compensation                                                   228             2,305
Depreciation and amortization                                                  12,635             7,079
Unusual charges                                                                 5,400                -
                                                                              --------           --------
     Operating income                                                             926            12,608
Interest expense, net                                                           6,912             2,733
                                                                              --------           --------
     Income (loss) from continuing operations before minority
       interest and income taxes                                               (5,986)            9,875
Minority interest (benefit)                                                       643              (193)
                                                                              --------           --------

     Income (loss) from continuing operations before income taxes              (6,629)           10,068
Provision for income taxes                                                        301             4,078
                                                                              --------           --------
     Income (loss) from continuing operations                                  (6,930)            5,990
Income from discontinued operations, net of tax                                 1,341               395
                                                                              --------           --------
     Net income (loss)                                                         (5,589)            6,385
Charges related to convertible preferred stock                                   (274)               -
                                                                              --------           --------
     Net income (loss) applicable to common
        stockholders                                                         $ (5,863)          $ 6,385
                                                                             ==========         =========
Income (loss) per common share applicable to common
  stockholders:
  Basic -
     Continuing operations                                                    $ (0.99)           $ 0.91
     Discontinued operations                                                     0.19              0.06
                                                                              --------           --------
       Net income (loss) per common share                                     $ (0.80)           $ 0.97
                                                                             ==========         =========

  Diluted -
     Continuing operations                                                    $ (0.99)           $ 0.86
     Discontinued operations                                                     0.19              0.06
                                                                              --------           --------
       Net income (loss) per common share                                     $ (0.80)           $ 0.92
                                                                             ==========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                            Medical Resources, Inc.
                     Consolidated Statements of Cash Flows
                For the Six Months ended June 30, 1998 and 1997
                                (in thousands)
                                  (unaudited)

                                                                          Six Months ended June 30,
                                                                          ------------------------
                                                                            1998             1997
                                                                           ------           ------
Cash flows from operating activities:
Net income (loss)                                                        $ (5,589)         $ 6,385
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                        12,969            7,341
      Provision for uncollectible accounts receivable                       7,455            3,762
      Deferred income tax provision                                             -              649
      Stock-option based compensation                                         228            2,305
      Expense incurred in connection with warrants and notes
        issued to preferred stockholders                                    3,334                -
      Other, net                                                              708             (425)
Changes in operating assets and liabilities:
   Accounts receivable                                                    (16,330)         (15,333)
   Other receivables                                                       (5,067)          (2,272)
   Prepaid expenses                                                         1,023           (2,014)
   Income taxes recoverable or payable                                      2,349             (886)
   Other assets                                                               336           (1,219)
   Accounts payable and accrued expenses                                   (3,244)           5,997
   Other current liabilities                                                2,592            1,331
   Other long-term liabilities                                                337           (2,686)
                                                                          ---------       ----------
      Total adjustments                                                     6,690           (3,450)
                                                                          ---------       ----------
        Net cash provided by operating activities                           1,101            2,935
                                                                          ---------       ----------

Cash flows from investing activities:
Purchase of property and equipment, net of disposals                       (1,086)          (4,233)
Acquisition of diagnostic imaging centers, net of cash acquired                 -          (37,908)
Acquisition of temporary staffing offices, net of cash acquired                 -              176
Investment in Diagnostic Imaging Center Joint Venture                           -           (1,000)
Contingent consideration related to prior year acquisitions                (1,201)               -
Costs associated with refinancing of assets under capital leases                -           (1,461)
Sale (purchase) of short-term investments, net                                  -            5,848
Increase in restricted cash                                                (1,144)              -
                                                                          ---------       ----------
      Net cash used in investing activities                                (3,431)         (38,578)
                                                                          ---------       ----------

The accompanying notes are an integral part of the consolidated financial statements.

                            Medical Resources, Inc.
               Consolidated Statements of Cash Flows (continued)
                For the Six Months ended June 30, 1998 and 1997
                                (in thousands)
                                  (unaudited)

                                                                          Six Months ended June 30,
                                                                          -------------------------
                                                                            1998             1997
                                                                           ------           -----
Cash flows from financing activities:
Proceeds from Senior Notes, net of issuance costs                               -           77,113
Proceeds from sale/leaseback transactions                                       -            7,856
Repurchase of Common Stock subject to redemption                           (3,311)               -
Proceeds from borrowing under notes payable                                   103              309
Borrowings under line of credit                                             6,847            1,500
Proceeds from exercise of options and warrants                                128              308
Note and capital lease repayments in connection with
   acquisitions                                                                 -           (7,659)
Note and capital lease repayments in connection with
   Senior Notes transaction                                                     -          (13,764)
Note and capital lease repayments in connection with
   sale/leaseback transaction                                                   -           (2,314)
Principal payments under capital lease obligations                         (5,743)          (1,791)
Principal payments on notes and mortgages payable                          (4,807)          (3,427)
Other, net                                                                     -               (19)
                                                                        -------------    -------------
     Net cash (used in) provided by financing activities                   (6,783)          58,112
                                                                        -------------    -------------
Net increase (decrease) in cash and cash equivalents                       (9,113)          22,469

Cash and cash equivalents at beginning of year                             23,198           15,346
                                                                        -------------    -------------
Cash and cash equivalents at end of period                               $ 14,085         $ 37,815
                                                                        =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                            ----------------------

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

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1997 and in conjunction with Form S-1 filed with the SEC on July 23, 1998.

     During July 1998, the Company's shareholders approved a reverse stock split of the Company's outstanding shares of Common Stock. As a result of the reverse stock split, each three outstanding shares of Common Stock were automatically converted into one share of new Common Stock. The Company effected the reverse stock split in order to meet the minimum bid price requirement for continued listing on the Nasdaq Stock Market. The share data included in this Form 10-Q have been adjusted to reflect the impact of the reverse stock split.


The Company

     The Company operates and manages primarily fixed-site, free-standing outpatient medical diagnostic imaging centers (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company, through its wholly-owned subsidiary, Dalcon Technologies, Inc., also develops and markets software products and systems for the diagnostic imaging industry.

     Through the Per Diem and Travel Nursing divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), the Company provides temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On July 8, 1998, the Company entered into a definitive agreement to sell the StarMed business, in the form of a stock sale, to RehabCare Group, Inc. (NASDAQ:RHBC) for $33,000,000 (the "StarMed Sale"). Closing of the StarMed Sale, which is subject to the satisfaction of customary conditions and approval by the Company's Senior Note lenders, is expected to occur in August of this year. Due to the pending StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations (see Note 6).


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

     Type II - The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physician fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount.

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

     The Company also recognizes revenue from the sale of radiology information systems. Such revenues are recognized on an accrual basis as earned.


Reclassification and Restatement

     The Consolidated Statement of Operations for the three month and six month periods ended June 30, 1997 have been restated to include a non-cash charge of $2,305,000 for compensation expense resulting from stock options granted in 1996 and early 1997 that were approved by the Company's stockholders in May 1997. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.


Earnings Per Share

     Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus the potentially issuable common shares related to outstanding stock options, warrants and convertible debt. Earnings per share amounts for the three and six months ended June 30, 1997 have been restated to conform to the requirements of SFAS No. 128.

     The computations of basic earning per share and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 were as follows (in thousands, except per share amounts):

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                         June 30,
                                                                       ---------                         --------
                                                                  1998         1997                 1998           1997
                                                             ----------  ------------            ----------     ---------
Basic earnings (loss) per share information
--------------------------------------------
Income (loss) from continuing operations                        (1,442)         2,628               (6,930)         5,990
Income from discontinued operations                                592            155                1,341            395
                                                                ------         ------              -------         ------
Net income (loss)                                               $ (850)        $2,783              $(5,589)        $6,385
Charges related to convertible preferred stock                    (139)             -                 (274)             -
                                                                ------         ------              -------         ------
Net income (loss) applicable to common                          $ (989)        $2,783              $(5,863)        $6,385
   stockholders                                                 ======         ======              =======         ======

Weighted average number of common shares                         7,321          6,745                7,304          6,549

Net income (loss) per share before discontinued operations      $(0.22)        $ 0.39              $ (0.99)        $ 0.91
Discontinued operations                                           0.08           0.02                 0.19           0.06
                                                                ------         ------              -------         ------
Basic earnings (loss) per share                                 $(0.14)        $ 0.41              $ (0.80)        $ 0.97
                                                                ======         ======              =======         ======
Diluted earnings (loss) per share information
----------------------------------------------------
Income (loss) from continuing operations                        (1,442)         2,628               (6,930)         5,990
Income from discontinued operations                                592            155                1,341            395
                                                                ------         ------               ------         ------
Net income (loss)                                               $ (850)        $2,783              $(5,589)        $6,385
Interest savings from conversion of convertible
   subordinated debentures                                           -             23                    -             43
Charges related to convertible preferred stock                    (139)             -                 (274)             -
                                                                ------         ------              -------         ------
Net income (loss) applicable to common                          $ (989)        $2,806              $(5,863)        $6,428
   stockholders after assumed conversions                       ======         ======              =======         ======
Weighted average number of common shares                         7,321          6,745                7,304          6,549
Incremental shares issuable on exercise of warrants
   and options                                                       -            432                    -            461
Incremental shares issuable on conversion of
   convertible subordinated debentures                               -            103                    -              -
                                                                ------         ------              -------         ------
Weighted average number of diluted common shares                 7,321          7,280                7,304          7,010
                                                                ======         ======              =======         ======

Net income (loss) per share before discontinued operations      $(0.22)          0.36              $ (0.99)          0.86
Discontinued operations                                           0.08           0.02                 0.19           0.06
                                                                ------         ------              -------         ------
Diluted earnings (loss)  per share                              $(0.14)        $ 0.38              $ (0.80)        $ 0.92
                                                                ======         ======              =======         ======


2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under its $78,000,000 of Senior Notes. Management and the Senior Note lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Senior Note lenders will provide the Company with an amendment or waiver of the defaults. In addition, certain medical equipment notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

  In the event that the Senior Note lenders or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at June 30, 1998 and December 31, 1997.
Accordingly, the Company has a deficit in working capital of $55,892,000 at June 30, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Senior Note lenders in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following: (i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels, and (ii) has entered into a definitive agreement to sell the StarMed business, in the form of a stock sale, for $33,000,000.

  The financial statements, however, do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


3. UNUSUAL CHARGES

   During the three months ended June 30, 1998, the Company recorded $1,640,000 of unusual charges consisting of (i) $1,240,000 for penalties associated with delays in the registration of the Company's Common Stock issuable upon conversion of convertible preferred stock and (ii) $400,000 for defense costs relating to shareholder and employee lawsuits.

   During the six months ended June 30, 1998, the Company recorded $5,400,000 of unusual charges consisting of (i) $3,467,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with delays in the registration of the Company's Common Stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (ii) $713,000 for defense costs relating to shareholder and employee lawsuits, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and (iv) $337,000 for management termination benefits and related costs.

  The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of current negotiations regarding penalties associated with the failure to register the Company's Common Stock and waivers or amendments of the financial covenants under its Senior Notes, and the outcome of certain litigation.


4.  ACCOUNTS RECEIVABLE, NET

   Accounts receivable, net, is comprised of the following (in thousands):

                                                                                   June 30, 1998           December 31, 1997
                                                                                   -------------           -----------------
Management fee receivables (net of contractual allowances)
   Due from unaffiliated physicians (Type I revenues)                                  $ 39,477                 $ 35,540
   Due from affiliated physicians (Type III revenues)                                     7,198                    8,585
Patient and third party payor accounts receivable (Type II
   revenues)                                                                             34,678                   27,284
Temporary staffing service accounts receivable                                           15,533                   13,400
                                                                                       --------                 --------
Gross accounts receivable                                                                96,886                   84,809
Less:  Allowance for doubtful accounts                                                  (22,125)                 (18,922)
                                                                                       --------                 --------
                                                                                       $ 74,761                 $ 65,887
                                                                                       ========                 ========

     Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances amounted to approximately $30,415,000 and $20,094,000 for the three months ended June 30, 1998 and 1997, respectively, and approximately $59,265,000 and $31,093,000 for the six months ended June 30, 1998 and 1997, respectively.


5. COMMITMENTS AND CONTINGENCIES

     Between November 1997 and January 1998, several lawsuits were commenced against the Company, certain of the Company's Directors and certain officers concerning certain related party transactions that have since been investigated by a Special Committee of the Board of Directors ("Special Committee"). The complaints in each action assert that the Company and the named defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company. Each action seeks unspecified compensatory damages, with interest, and the costs and expenses incurred in bringing the action. On February 9, 1998, the above-mentioned class actions were consolidated for all purposes in federal district court in New Jersey. On March 31, 1998, the lead plaintiffs in the consolidated class actions served their Consolidated Class Action Complaint, asserting that the Company and the named defendants violated Section 10(b) of the Exchange Act, and that certain named defendants violated Sections 20(a) and 20A of the Exchange Act. The Company intends to defend vigorously against the allegations.

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

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of June 30, 1998 and December 31, 1997, the Company had reflected $5,509,000 and $9,734,000, respectively, of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the first six months, ended June 30, 1998, the Company paid $3,311,000 to sellers who exercised their rights to have shares of Common Stock repurchased. The Company expects to pay an additional $5,509,000 during the remainder of 1998 ($3,696,000 of which was due and payable on June 3, 1998 (the "June 1998 Repurchase Obligation") but has not been paid by the Company) in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Note holders. With respect to the June 1998 Repurchase Obligation which remains due and payable, the Company is in discussions with the sellers to whom such obligations are owed and the Senior Note lenders regarding the timing and satisfaction of the June 1998 Repurchase Obligation.

  In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the sellers (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Based upon the closing sales price of the Company's Common Stock on July 31, 1998 ($7.81 per share), such shortfall would be approximately $3,801,000, excluding Price Protection obligations related to the shares which have repurchase obligations, referred to above.

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

     Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement, dated July 21, 1997, and the Registration Rights Agreement dated July 21, 1997, as amended, between the Company and RGC International, LDC ("RGC") (hereinafter referred to as the "RGC Agreements"), the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC. Under the RGC Agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement on Form S-3 not later than October 1997. As amended, the RGC Agreements provide for monthly penalties ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to October 1997 with such penalties continuing until July 23, 1998.

  On June 18, 1998 2,500 shares of Series C Preferred Stock were converted into 373,000 shares of Common Stock. Accordingly, as of June 30, 1998, 15,500 shares of the Company's Series C Preferred Stock were issued and outstanding. Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $20.70 or (ii) the average of the daily closing bid prices for the Common Stock for the (5) five consecutive trading days ending five (5) trading days prior to the date of conversion.

  As a result of the Company's continued failure to register the RGC Conversion Shares, the Company: (i) issued warrants to RGC to acquire 389,000 shares of Common Stock at an exercise prices ranging from $34.86 to $38.85 per share, subject to reset in November 1998 (such warrants having an estimated value, for accounting purposes, of $3,245,000); and (ii) issued interest bearing promissory notes (the "RGC Penalty Notes") in the aggregate principal amount of $2,450,000 due the earlier of (x) January 4, 1999 and (y) the later of (A) five business days following the sale of StarMed and (B) October 15, 1998 in the event the sale of StarMed occurs before October 15, 1998. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock. Pursuant to an amendment to the RGC Agreements entered into June 1998, the Company will no longer incur any monthly penalties for failure to register the RGC Conversion Shares following July 23, 1998. However, if the RGC Conversion Shares are not registered as of September 15, 1998, RGC may demand a one-time penalty of $1,550,000 (the "September 1998 Penalty"), payable, at the option of RGC, in cash or additional shares of Common Stock. There can be no assurance that the Company will be able to register the RGC Conversion Shares by such date or that the Company will be able to pay the RGC Penalty Notes when due or the September 1998 Penalty, if such payment becomes due. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Series C Preferred Stock and the RGC Penalty Notes and the exercise of such warrants. The shares of Series C Preferred Stock are not registered and may be sold only if registered under the Act or sold in accordance with an applicable exemption from registration, such as Rule 144.


6. DISCONTINUED OPERATIONS

     On July 8, 1998, the Company entered into a definitive agreement to sell StarMed, in the form of a stock sale, to RehabCare Group, Inc. for $33,000,000 (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

     Net cash proceeds from the StarMed Sale will be used to repay approximately $14,000,000 of StarMed's outstanding third-party debt (in accordance with the terms of sale) and will increase the Company's consolidated cash balance by approximately $15,000,000. $2,000,000 of the $33,000,000 sale price will be placed in escrow at closing to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company; subject to actual claims, part or all of this amount will be payable to the Company over time. For accounting purposes, a pretax gain from the StarMed Sale of approximately $5,000,000 is expected to be reported in the third quarter of 1998.

    The following table shows summary balance sheets for StarMed as of June 30, 1998 and December 31, 1997 (in thousands):

                                                             June 30, 1998  December 31, 1997
                                                             -------------  -----------------
                Assets
     Current Assets:
     Cash and cash equivalents                                  $ 6,022            $   455
     Accounts receivable, net                                    14,934             12,657
     Other current assets                                           613                279
                                                                -------            -------
        Total current assets                                     21,569             13,391
     Property and equipment, net                                    458                428
     Goodwill, net                                                9,993             10,442
     Other assets                                                   118                218
                                                                -------            -------
        Total assets                                            $32,138            $24,479
                                                                =======            =======

     LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
     Current notes and mortgages payable                        $   492            $   850
     Borrowings under line of credit                             10,591              3,744
     Debt due parent                                              4,000              4,000
     Accounts payable and accrued expenses                        2,110              2,229
                                                                -------            -------
        Total current liabilities                                17,193             10,823
     Notes and mortgages payable, less current portion            2,702              2,827
     Debt due parent                                              6,352              6,279
     Equity                                                       5,891              4,550
                                                                -------            -------
        Total liabilities and stockholder's equity              $32,138            $24,479
                                                                =======            =======

     The following table shows summary statements of operations for StarMed for the three and six month periods ended June 30 (in thousands):

                                                          Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                         ------------------              ----------------
                                                      1998              1997               1998     1997
                                                     -------          -------             -----     -----
     Net service revenues                           $20,490             $12,801           $40,307  $25,947
     Office level operating costs and provisions
        for uncollectible accounts receivable        16,400              10,408            32,197   21,148
     Corporate general and administrative             3,056               1,822             5,912    3,488
     Depreciation and amortization                      163                 132               334      263
                                                    -------             -------           -------  -------
        Operating income                                871                 439             1,864    1,048
     Interest expense, net                              223                  73               406      116
                                                    -------             -------           -------  -------
     Income before income taxes                         648                 366             1,458      932
     Provision for income taxes                          56                 211               117      537
                                                    -------             -------           -------  -------
     Net income                                     $   592             $   155           $ 1,341  $   395
                                                    =======             =======           =======  =======

     In June 1998, an individual filed a complaint against the Company, StarMed, Wesley Medical Resources, Inc., a subsidiary of the Company ("Wesley"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. The complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose material adverse information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, recission of the sale of Wesley. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously. In July 1998, the Company and the named defendants filed a motion to dismiss the plaintiff's complaint on numerous grounds. The legal proceeding described above is in its preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of such proceeding.

7. SUBSEQUENT EVENT

  During July 1998, the Company completed its review of under-performing centers and has determined to sell or close approximately eight imaging centers during the third and fourth quarters of 1998. The Company expects to incur a charge of between $3,000,000 and $4,000,000 during the third quarter of 1998 related to these imaging centers. Such charge will primarily relate to the write-off of fixed assets and other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

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

     Type I - The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount. Type I net service revenues for the three months and six months ended June 30, 1998 were $25,869,000 and $50,283,000, respectively, or 55% and 54% of revenues, respectively.

     Type II - The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physician fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount. Type II net service revenues for the three months and six months ended June 30, 1998 were $17,450,000 and $36,618,000, respectively, or 37% and 39% of revenues, respectively.

     Type III - The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physicians association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors. Type III net service revenues for the three months and six months ended June 30, 1998 were $3,307,000 and $6,747,000, respectively, or 8% and 7% of revenues, respectively.

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

QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

  For the quarter ended June 30, 1998, total Company net service revenues were $46,626,000 versus $37,877,000 for the quarter ended June 30, 1997, an increase of $8,749,000 or 23%.

  The increase in net service revenues is due primarily to the timing of various 1997 acquisitions which contributed $12,479,000 of the increase. Revenues at imaging centers that were operated by the Company for all of 1997 decreased $4,100,000 or 16%, to $20,992,000 for the quarter ended June 30, 1998 from
$25,092,000 for the same period in 1997, primarily as a result of higher contractual allowances, as a percentage of gross billings, in the 1998 second quarter, and a modality mix change toward lower priced procedures. Aggregate procedure volumes for these imaging centers were relatively constant in the second quarter of 1998 as compared to the second quarter of 1997.

  Contractual allowances are largely dependent upon reimbursement rates from third party payors, including Medicare, Medicaid and managed care providers. Management believes that it is likely that the Company's overall reimbursement rates will gradually decline for some period of time, due to factors such as the expansion of managed care organizations and continued national healthcare reform efforts. The Company intends to attempt to mitigate the impact of any decline in reimbursement rates by decreasing costs and increasing referral volumes. If the rate of decline in reimbursement rates were to increase materially, or if the Company is unsuccessful in reducing its costs or increasing its volumes, the Company's results could be materially and adversely affected.

  Diagnostic Imaging revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 18% of the Diagnostic Imaging business net service revenues for the quarter ended June 30, 1998. Automobile insurance carriers generally pay the non-deductible non-co-pay portion of the charge, with the remaining balance payable by the individual. The timing of collection from the individual is partially dependent upon the outcome and timing of any settlement or judgment of the injury claim. Accordingly, such receivables typically require a longer period of time to collect compared to the Company's other receivables, and in the experience of the Company incur a higher bad debt expense. If the Company were to become less successful in its efforts in collecting these receivables, the Company's results could be materially and adversely affected.

   Operating costs for the three months ended June 30, 1998 were $29,761,000 compared to $21,913,000 for the three months ended June 30, 1997, an increase of $7,848,000 or 36% due to an increase in operating costs of $8,466,000 related to centers acquired during 1997. Operating costs at imaging centers operated by the Company for all of 1997 decreased $618,000, or 5%, to $12,653,000 for the three months ended June 30, 1998 from $13,271,000 for the three months ended June 30, 1997.

  Center operating margins, which represent net service revenue less operating costs as a percent of net revenue, decreased for the quarter ended June 30, 1998 to 36% from 42% for the quarter ended June 30, 1997 due primarily to higher contractual allowances and generally higher payroll and administrative costs.

  The provision for uncollectible accounts receivable for the quarter ended June 30, 1998 was $3,686,000 an increase of $1,754,000 from second quarter 1997 provision of $1,932,000. The Company's provision for uncollectible accounts receivable for the second quarter of 1998 represented 8% of related net service revenues, compared to the second quarter of 1997 provision, which represented 5% of related net service revenues. The increase in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due to an increase in the estimated rate of bad debts, primarily related to personal injury claim receivables. If and to the extent that personal injury claim receivables decline as a percentage of total net service revenues over time, and provided the Company improves its cash collections of outstanding accounts receivables on an ongoing basis, this provision should fall below 8% of net service revenues in the future. Although outstanding accounts receivables increased during the second quarter of 1998, cash collections since mid-June have improved.

  Corporate general and administrative expense for the three months ended June 30, 1998 was $2,599,000, an increase of $1,056,000 from the $1,543,000 recorded for the three months ended June 30, 1997. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during 1997. The second quarter of 1998 benefited from lower general and administrative expense as a result of the Company's workforce reduction and follow-on attrition program implemented at the end of the first quarter of 1998. Results for the second quarter of 1998 and 1997 include non-cash charges of $114,000 and $2,305,000, respectively, for compensation expense resulting from stock options granted in 1996 and early 1997 that were approved by the Company's stockholders in May 1997. Such compensation expense represents the difference between the exercise price of the options and the market price of the Company Common Stock on the date of plan approval, attributable to vested shares.

  Depreciation and amortization expense for the second quarter of 1998 was $6,158,000, compared to $4,288,000 for the second quarter of 1997, or an increase of $1,870,000. The increase was due primarily to higher equipment depreciation resulting from 1997 acquisitions and increased goodwill amortization.

   During the second quarter of 1998, the Company recorded $1,640,000 of unusual charges consisting of (i) $1,240,000 for penalties associated with delays in the registration of the Company's Common Stock issuable upon conversion of convertible preferred stock, and (ii) $400,000 for the estimated net costs associated with the resolution of the shareholder and employee lawsuits.

  The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of current negotiations regarding penalties associated with the failure to register the Company's Common Stock and waivers or amendments of the financial covenants under its Senior Notes, and the outcome of certain litigation.

  Net interest expense for the three months ended June 30, 1998 was $3,426,000 as compared to $1,847,000 for the three months ended June 30, 1997, an increase of $1,579,000. This increase was primarily attributable to debt assumed in connection with the Company's 1997 acquisitions and additional borrowings under the Company's Senior Notes.

  The Company's income for the quarter ended June 30, 1998 was decreased by $462,000 attributable to minority interests, as compared to an increase in the Company's income of $428,000 for the quarter ended June 30, 1997.

  The provision for income taxes for the three months ended June 30, 1998 decreased $1,627,000 to $222,000 as compared to $1,849,000 for the comparable
period last year.   The provision for income taxes for the three months ended
June 30, 1998 consists entirely of estimated state income taxes. During the second quarter of 1998, a benefit for income taxes has not been recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred tax assets.

  The Company's net loss from continuing operations for the quarter ended June 30, 1998 was $1,442,000 compared to net income from continuing operations for the quarter ended June 30, 1997 of $2,628,000.

    The net loss applicable to common stockholders (used in computing loss per common share) in the second quarter of 1998 includes charges of $139,000 as a result of the accretion of the Company's preferred stock.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

  For the six months ended June 30, 1998, total Company's net service revenues were $93,648,000 versus $64,718,000 for the six months ended June 30, 1997, an increase of $28,930,000 or 45%.

  The increase is due to the timing of various 1997 acquisitions which were responsible for $35,093,000 of the increase. Offsetting this increase were centers that were operated by the Company for all of 1997 which decreased $7,340,000, or 15%, to $42,223,000 for the six months ended June 30, 1998 from
$49,563,000 for the same period in 1997, primarily as a result of higher contractual allowances, as a percentage of gross billings, in the 1998 second quarter, and a modality mix change toward lower priced procedures. Aggregate procedure volumes for these imaging centers were relatively constant in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

  Operating costs for the six months ended June 30, 1998 were $61,337,000 compared to $36,284,000 for the six months ended June 30, 1997, an increase of $25,053,000 or 69%. Primarily, this is due to an increase in operating costs of $22,718,000 related to centers acquired during 1997. Operating costs at imaging centers operated by the Company for all of 1997 increased $2,335,000, or 9%, to $28,524,000 for the six months ended June 30, 1998 from $26,189,000 for the six months ended June 30, 1997, primarily as a result of increased payroll costs.

  Center operating margins, which represent net service revenue less imaging center and staffing operating costs as a percent of net revenue, decreased for the six months ended June 30, 1998 to 35% from 44% for the six months ended June 30, 1997, due primarily to higher contractual allowances and generally higher payroll and administrative costs.

  The provision for uncollectible accounts receivable for the six months ended June 30, 1998 was $7,307,000, an increase of $3,554,000 from six months ended 1997 provision of $3,753,000. The Company's provision for uncollectible accounts receivable for the six months ended 1998 was 8% of related net service revenues, compared to the first six months of 1997, which represented 6% of related net service revenues. The increase in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due to an increase in the estimated rate of bad debts, primarily related to personal injury claim receivables. If and to the extent that personal injury claim receivables decline as a percentage of total net service revenues over time, and provided the Company improves its cash collections of outstanding accounts receivables on an ongoing basis, this provision should fall below 8% of net service revenues in the future. Although outstanding accounts receivables increased during the second quarter of 1998, cash collections since mid-June have improved.

  Corporate general and administrative expense for the six months ended June 30, 1998 was $5,815,000, an increase of $3,126,000 from the $2,689,000 recorded for the six months ended June 30, 1997. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during 1997. Results for the six months ended June 30, 1998 and 1997 include non-cash charges of $228,000 and $2,305,000, respectively, for compensation expense resulting from stock options granted in 1996 and early 1997 that were approved by the Company's stockholders in May 1997. Such compensation expense represents the difference between the exercise price of the options and the market price of the Company Common Stock on the date of plan approval, attributable to vested shares.

  Depreciation and amortization expense for the first six months of 1998 was $12,635,000 compared to $7,079,000 for the first six months of 1997, or an increase of $5,556,000 attributable almost entirely to the Company's Diagnostic Imaging business. The increase was due primarily to higher equipment depreciation resulting from 1997 acquisitions and increased goodwill amortization.

   During the six months ended June 30, 1998, the Company recorded $5,400,000 of unusual charges consisting of (i) $3,467,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 Common Stock warrants) for penalties associated with delays in the registration of the Company's Common Stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (ii) $713,000 for the estimated net costs associated with the resolution of the shareholder and employee lawsuits, (iii) $883,000 for costs associated with the investigation of related party transactions and (iv) $337,000 for management termination benefits and related costs.

  The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of current negotiations regarding penalties associated with the failure to register the Company's Common Stock and waivers or amendments of the financial covenants under its Senior Notes, and the outcome of certain litigation.

  Net interest expense for the six months ended June 30, 1998 was $6,912,000 as compared to $2,733,000 for the six months ended June 30, 1997, an increase of $4,179,000. This increase was primarily attributable to higher outstanding debt, including the issuance of $78,000,000 of Senior Notes during 1997, notes payable of $36,505,000 and capital lease obligations totaling $26,612,000 assumed in connection with the Company's 1997 acquisitions.

  The Company's income for the six months ended June 30, 1998 was decreased by $643,000 attributable to minority interests, as compared to an increase in the Company's income of $193,000 for the six months ended June 30, 1997.

  The provision for income taxes for the six months ended June 30, 1998 decreased $3,777,000 to $301,000 as compared to $4,078,000 for the comparable period last year. The provision for income taxes for the six months ended June 30, 1998 consists entirely of estimated state income taxes. During the first six months of 1998, a benefit for income taxes has not been recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred tax assets.

  The Company's net loss from continuing operations for the six months ended June 30, 1998 was $6,930,000 compared to net income from continuing operations for the six months ended June 30, 1997 of $5,990,000.

  The net loss applicable to common stockholders (used in computing loss per common share) in the first half of 1998 includes charges of $274,000 as a result of the accretion of the Company's preferred stock.

   During July 1998, the Company completed its review of under-performing centers and has determined to sell or close approximately eight imaging centers during the third and fourth quarters of 1998. The Company expects to incur a charge of between $3,000,000 and $4,000,000 during the third quarter of 1998 related to these imaging centers. Such charge will primarily relate to the write-off of fixed assets and other assets.

RESULTS OF DISCONTINUED OPERATIONS

 QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

   Net service revenues for StarMed increased to $20,490,000 in the second quarter of 1998 from $12,801,000 in the second quarter of 1997, an increase of $7,689,000 or 60%. Internal growth in the staffing business, consisting primarily of the opening of new Per Diem division offices, accounted for $6,386,000 of the increase in revenues. Revenues at Per Diem division offices acquired during 1997 accounted for $1,303,000 of the increase.

   Operating costs for StarMed for the three months ended June 30, 1998 were $16,400,000 compared to $10,408,000 for the three months ended June 30, 1997, an increase of $5,992,000 or 58%. Internal growth in the staffing business accounted for $4,986,000 of the increase in operating costs. Increased costs at Per Diem division offices acquired during 1997 accounted for $1,006,000 of the additional operating costs.

   Net earnings related to StarMed increased to $592,000 in the second quarter of 1998 from $155,000 in the second quarter of 1997.

 SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   Net service revenues for StarMed increased to $40,307,000 for the six months ended June 30, 1998 from $25,947,000 for the six months ended June 30, 1997, an increase of $14,360,000 or 55%. Internal growth in the staffing business, consisting primarily of the opening of new Per Diem division offices, accounted for $11,483,000 of the increase in revenues. Revenues at Per Diem division offices acquired during 1997 accounted for $2,877,000 of the increase.

   Operating costs for StarMed for the six months ended June 30, 1998 were $32,197,000 compared to $21,148,000 for the six months ended June 30, 1997, an increase of $11,049,000 or 52%. Internal growth in the staffing business accounted for $8,940,000 of the increase in operating costs. Increased costs at Per Diem division offices acquired during 1997 accounted for $2,109,000 of the additional operating costs.

   Net earnings related to StarMed increased to $1,341,000 for the six months ended June 30, 1998 from $395,000 for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, the Company's primary source of cash flow was from reductions in the Company's cash balances of $9,113,000 and borrowings under the Company's line of credit of $6,847,000. The primary use of cash was the repayment of principal amount of capital lease obligations and notes and mortgages payable of $10,550,000, and repurchase of Common Stock subject to redemption as a result of the exercise of puts provided by the Company in connection with 1997 acquisitions of $3,311,000. Operating activities provided cash of $1,101,000 during the six months ended June 30, 1998. Cash flow from operating activities was adversely effected by an increase of $8,874,000 in accounts receivable, net of allowance for bad debts. From mid-June through early August of this year, cash collections have improved and, during this period, outstanding accounts receivable has decreased.

      During the six months ended June 30, 1997, the Company's primary source of cash flow was from financing activities, as a result of net proceeds from the Senior Notes of $77,113,000. The primary use of cash was to fund acquisitions which totaled approximately $38,732,000 and to fund the repayment of certain notes and capital lease obligations of $28,955,000. Operating activities provided cash of $2,935,000 during the first half of 1997.

   The Company has never declared a dividend on its Common Stock and under the Company's Senior Note agreement, the payments of such dividends is not permitted.

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under its $78,000,000 of Senior Notes. Management and the Senior Note lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Senior Note lenders will provide the Company with an amendment or waiver of the defaults. In addition, certain medical equipment notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

  In the event that the Senior Note lenders or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at June 30, 1998 and December 31, 1997 and the Company has a deficit in working capital which is more fully described below. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Senior Note lenders in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following: (i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels, and (ii) on July 8, 1998, the Company entered into a definitive agreement to sell StarMed, in the form of a stock sale, to RehabCare Group, Inc. (NASDAQ:RHBC) for $33,000,000. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

     The Company has a working capital deficit of $55,892,000 at June 30, 1998 compared to a working capital deficit of $58,174,000 at December 31, 1997. The deficit in both periods is primarily due to $78,000,000 of Senior Notes due 2001 through 2005 and other debt and capital leases shown as current liabilities as a result of financial covenant defaults under such agreements.

     On July 8, 1998, the Company entered into a definitive agreement to sell StarMed, in the form of a stock sale, to RehabCare Group, Inc. for $33,000,000 (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations. Net cash proceeds from the StarMed Sale will be used to repay approximately $14,000,000 of StarMed's outstanding third-party debt (in accordance with the terms of sale) and will increase the Company's consolidated cash balance by approximately $15,000,000. $2,000,000 of the $33,000,000 sale price will be placed in escrow at closing to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company; subject to actual claims, part or all of this amount will be payable to the Company over time. For accounting purposes, a pretax gain from the StarMed Sale of approximately $5,000,000 is expected to be reported in the third quarter of 1998.

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of June 30, 1998 and December 31, 1997, the Company had reflected $5,509,000 and $9,734,000, respectively, of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the first six months, ended June 30, 1998, the Company paid $3,311,000 to sellers who exercised their rights to have shares of Common Stock repurchased. The Company expects to pay an additional $5,509,000 during the remainder of 1998 ($3,696,000 of which was due and payable on June 3, 1998 (the "June 1998 Repurchase Obligation") but has not been paid by the Company) in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Note holders. With respect to the June 1998 Repurchase Obligation which remains due and payable, the Company is in discussions with the sellers to whom such obligations are owed and the Senior Note lenders regarding the timing and satisfaction of the June 1998 Repurchase Obligation.

  In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the sellers (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Based upon the closing sales price of the Company's Common Stock on July 31, 1998 ($7.81 per share), such shortfall would be approximately $3,801,000, excluding Price Protection obligations related to the shares which have repurchase obligations, referred to above.

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

     Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement, dated July 21, 1997, and the Registration Rights Agreement dated July 21, 1997, as amended, between the Company and RGC International, LDC ("RGC") (hereinafter referred to as the "RGC Agreements"), the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC. Under the RGC Agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement on Form S-3 not later than October 1997. As amended, the RGC Agreements provide for monthly penalties ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to October 1997 with such penalties continuing until July 23, 1998.

  On June 18, 1998 2,500 shares of Series C Preferred Stock were converted into 373,000 shares of Common Stock. Accordingly, as of June 30, 1998, 15,500 shares of the Company's Series C Preferred Stock were issued and outstanding. Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $20.70 or (ii) the average of the daily closing bid prices for the Common Stock for the (5) five consecutive trading days ending five (5) trading days prior to the date of conversion.

  As a result of the Company's continued failure to register the RGC Conversion Shares, the Company: (i) issued warrants to RGC to acquire 389,000 shares of Common Stock at an exercise prices ranging from $34.86 to $38.85 per share, subject to reset in November 1998 (such warrants having an estimated value, for accounting purposes, of $3,245,000); and (ii) issued interest bearing promissory notes (the "RGC Penalty Notes") in the aggregate principal amount of $2,450,000 due the earlier of (x) January 4, 1999 and (y) the later of
(A) five business days following the sale of StarMed and (B) October 15, 1998 in the event the sale of StarMed occurs before October 15, 1998. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock. Pursuant to an amendment to the RGC Agreements entered into June 1998, the Company will no longer incur any monthly penalties for failure to register the RGC Conversion Shares following July 23, 1998. However, if the RGC Conversion Shares are not registered as of September 15, 1998, RGC may demand a one-time penalty of $1,550,000 (the "September 1998 Penalty"), payable, at the option of RGC, in cash or additional shares of Common Stock. There can be no assurance that the Company will be able to register the RGC Conversion Shares by such date or that the Company will be able to pay the RGC Penalty Notes when due or the September 1998 Penalty, if such payment becomes due. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Series C Preferred Stock and the RGC Penalty Notes and the exercise of such warrants. The shares of Series C Preferred Stock are not registered and may be sold only if registered under the Act or sold in accordance with an applicable exemption from registration, such as Rule 144.

    In addition to matters discussed above, the Company is subject to litigation that may require additional future cash outlays.

  During July 1998, the Company's shareholders approved a reverse stock split of the Company's outstanding shares of Common Stock. As a result of the reverse stock split, each three outstanding shares of Common Stock were automatically converted into one share of new Common Stock. The Company effected the reverse stock split in order to meet the minimum bid price requirement for continued listing on the Nasdaq Stock Market. The share data included in this Form 10-Q has been adjusted to reflect the impact of the reverse stock split. There can be no assurance that in the future the Common Stock will meet the continued listing requirements for The Nasdaq Stock Market.

  The Company's sources of liquidity consist of its cash balances and its ability to enter into operating leases to fund expansions and equipment replacement at its centers. At June 30, 1998 and December 31, 1997, the Company's cash and cash equivalents were $14,085,000 and $23,198,000, respectively. Assuming that the Company (i) reaches satisfactory resolution with the Senior Note lenders regarding the financial covenant defaults, and (ii) completes the sale of StarMed, while no assurance can be given, the Company believes that it will have sufficient funds available to finance its working capital requirements through 1998.


Seasonality and Inflation

  The Company believes that its business is generally unaffected by seasonality. The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Management is aware of general inflationary expectations and growing health care cost containment pressures, and believes that the Company may not be able to raise the prices for its diagnostic imaging procedures by an amount sufficient to offset such negative effects. While the Company has responded to these concerns in the past by increasing the volume of its business there can be no assurance that the Company will be able to increase its volume of business in the future. In addition, current discussions within the Federal Government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The implementation of this reform could have a material effect on the financial results of the Company.

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

  The Company has completed an assessment of its material financial and billing computer systems. The Company is in the process of upgrading these systems to be Year 2000 compliant and expects to complete this process by late 1998 or early 1999. The cost to be incurred related to Year 2000 compliance for these systems is currently not expected to be material.

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

II. OTHER INFORMATION



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



                           Medical Resources, Inc.

                           /s/  Duane C. Montopoli
                           -----------------------
                           Duane C. Montopoli
                           Chief Executive Officer
                             (Principal Executive Officer)


                           /s/  Geoffrey A. Whynot
                           ---------------------------
                           Geoffrey A. Whynot
                           Chief Financial Officer and Senior
                             Vice President  Finance
                             (Principal Accounting Officer)


Date: August 14, 1998