Form 10-K/A
period 1997-12-31
MEDICAL RESOURCES INC /DE/
filed 1998-09-29
CIK 725151

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                    Yes [  ]        No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At May 26, 1998, 7,641,759 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $50,920,781.

     The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is hereby amended and restated in entirety by this Amendment No. 1 on Form 10K/A (as so amended the "Report on Form 10-K"). On July 24, 1998, the Registrant effected a one-for-three reverse stock split of its Common Stock. The information set forth in this Form 10-K gives effect to such reverse stock split.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not Applicable.


================================================================================

ITEM 1. BUSINESS

                                   BUSINESS

GENERAL

  Medical Resources, Inc. ("Medical Resources" and collectively with its subsidiaries, affiliated partnerships and joint ventures, the "Company") specializes in the operation and management of fixed-site outpatient diagnostic imaging centers, and also provides temporary healthcare staffing services to acute and sub-acute care facilities. Through its Diagnostic Imaging division, the Company currently operates 94 outpatient diagnostic imaging centers located in the Northeast (56), Southeast (24), the Midwest (9) and California (5), and provides network management services to managed care organizations. The Company has grown rapidly and has increased the number of diagnostic imaging centers it operates from 39 at December 31, 1996 to 94 at September 1, 1998. The Company, through its wholly-owned subsidiary, Dalcon Technologies, Inc. ("Dalcon"), also develops and markets software products and systems for the diagnostic imaging industry.

  Until August 1998, the Company, through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), provided temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold the stock of StarMed to RehabCare Group, Inc. for $33 million (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements Of Operations as discontinued operations.

  Diagnostic Imaging Division. The Company's diagnostic imaging centers provide diagnostic imaging services in a comfortable, service-oriented outpatient environment to patients referred by physicians. At each of its centers, the Company provides management, administrative, marketing and technical services, as well as equipment, technologists and facilities, to physicians who interpret scans performed on patients. Medical services at the Company's imaging centers are provided by board certified interpreting physicians, generally radiologists, with whom the Company enters into contracts. Of the Company's 94 centers, 82 provide magnetic resonance imaging. Many of the Company's centers also provide some or all of the following services: computerized tomography, ultrasound, nuclear medicine, general radiology, fluoroscopy and mammography.

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

  Dalcon is a developer and provider of software system applications to diagnostic imaging center operators. Through its proprietary radiology information system, ICIS, Dalcon provides the Company's imaging centers, as well as imaging centers owned and/or operated by third-parties, with information system development, service and support specifically designed for the administration and operation of imaging centers, including patient scheduling, registration, transcription, film tracking, billing, and insurance claim processing. The Company purchased Dalcon in September 1997. As of June 1998, the substantial majority of the Company's imaging centers had been fully integrated and operating on Dalcon's ICIS system. In addition, in February 1998, Dalcon entered into a multi-year agreement with HealthSouth Corporation, pursuant to which Dalcon is to install its ICIS information system at all of HealthSouth's imaging centers not currently using it.

  Per Diem and Travel Nursing Divisions. The Company's temporary staffing business, StarMed, was founded in 1978 and acquired by the Company in August 1994. StarMed's Per Diem staffing division provided registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities through 35 offices located in 16 states as of March 31, 1998. StarMed's Travel Nursing division operated from a central office in Clearwater, Florida and provided registered nurses and operating room technicians for periods usually ranging from 8 to 26 weeks. StarMed commenced its Per Diem operations in March 1995 and, since that time, it had opened 31 offices, acquired 4 staffing companies operating six additional offices and consolidated the operations of two other offices. Due to the August 1998 sale of StarMed, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Discontinued Operations."

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

IMAGING CENTER LOCATION AND OWNERSHIP STRUCTURE

  The following table sets forth certain information concerning the imaging centers operated by the Company as of September 1998. Imaging centers that are not 100% owned by the Company, through a wholly-owned subsidiary, are typically owned by limited partnership or other business entities in which a subsidiary of the Company is the sole general partner or manager. The equity ownership interest shown includes general and limited partnership interests or other equity interests owned by the Company. For the centers not wholly owned by the Company, the Company is generally paid a management fee based on services provided under management agreements with the imaging center's ownership entity.

                                                    OPERATED
       LOCATION                 NAME               SINCE (1)    OWNERSHIP(2)      MODALITIES(3)
       --------                 ----             -------------- ------------ -----------------------
 Northeast Region(56)
  Englewood, NJ...... Englewood Imaging Center   December 1979       100%    MR, CT, US, R, F, M
  Marlton, NJ........ MRImaging of South         July 1984          91.0%    MR
                       Jersey
  Union, NJ.......... Open MRI of Union          August 1984        79.7%    MR
  Morristown, NJ..... MRImaging of Morristown    December 1984      94.2%    MR
  Philadelphia, PA... Academy Imaging Center     January 1986       97.7%    MR, CT, US, NM, R, F, M
  Allentown, PA...... MRImaging of Lehigh        May 1986           95.9%    MR
                       Valley
  Clifton, NJ........ Clifton Medical Imaging    June 1987           100%    MR, CT, US, NM, R, F, M
                       Center
  Yonkers, NY........ Inter-County Imaging       September 1987     65.0%    MR, CT, US, R, F, M
  West Orange, NJ(4). Northfield Imaging         January 1991        100%    MR, CT, US, NM, R, F, M
  Bel Air, MD........ Colonnade Imaging Center   November 1991      62.9%    MR, CT, US, NM, R, F, M
  Jersey City, NJ.... M.R. Institute at          July 1992           100%    MR
                       Midtown
  Brooklyn, NY....... Advanced MRA Imaging       January 1993        100%    MR, CT, US, NM, R, F, M
                       Associates
  Seabrook, MD....... Seabrook Radiological      April 1995         87.1%    MR, CT
                       Center
  Hackensack, NJ..... Hackensack Diagnostic      June 1995           100%    MR, CT, US, R, F, M
                       Imaging
  Bronx, NY.......... Westchester Square         January 1996        100%    MR, CT
                       Imaging
  New York, NY....... MRI-CT Scanning of         January 1996        100%    MR, CT, US, R, M
                       Manhattan
  Centereach, NY..... Open MRI of Centereach     July 1996           100%    MR
  Garden City, NY.... Open MRI at Garden City    November 1996       100%    MR
  East Setauket, NY.. Open MRI at Smith Haven    November 1996       100%    MR

                                                       OPERATED
        LOCATION                   NAME               SINCE (1)    OWNERSHIP(2)      MODALITIES(3)
        --------                   ----             -------------- ------------ -----------------------
                         The MRI Center at
  North Bergen, NJ...... Palisades                  March 1997          9.0%    MR
                         West Hudson MRI
  Kearny, NJ............ Associates                 March 1997         25.0%    MR
                         Cranford Diagnostic
  Cranford, NJ.......... Imaging                    March 1997         75.0%    MR, CT, US, M
  Montvale, NJ.......... Montvale Medical Imaging   March 1997         13.8%    MR, CT, US, R, F, M
  Randolph, NJ.......... Morris-Sussex MRI          March 1997         20.0%    MR
                         Advantage Imaging at
  Totowa, NJ............ Totowa Road                March 1997         15.0%    MR
  Dedham, MA............ MRI of Dedham              March 1997         35.0%    MR
  Seekonk, MA........... RI-MASS MRI                March 1997          5.0%    MR
  Chelmsford, MA........ MRI of Chelmsford          March 1997         65.0%    MR
                         Parlin Diagnostic
  Parlin, NJ............ Imaging                    May 1997            100%    CT, US, R, F, M
  Vineland, NJ.......... South Jersey MRI           May 1997            100%    MR
  Baltimore, MD......... Baltimore Open MRI         May 1997            100%    MR
                         Accessible MRI of
  Silver Springs, MD.... Montgomery Cty             May 1997            100%    MR
                         Accessible MRI of
  Towson, MD............ Baltimore County           May 1997            100%    MR, CT
  Trevose, PA........... Bensalem Open MRI          May 1997            100%    MR
  Philadelphia, PA...... Callowhill Open MRI        May 1997            100%    MR
  Broomall, PA.......... Mainline Open MRI          May 1997            100%    MR
                         Oxford Valley Diagnostic
  Langhorn, PA.......... Center                     May 1997            100%    MR, CT, US, NM, R, F, M
                         Springfield Diagnostic
  Springfield, PA....... Imaging Center             May 1997            100%    MR, CT, US, NM, R, F, M
  Philadelphia, PA...... Lansdowne Medical Center   May 1997            100%    R
  Havertown, PA......... Manoa Radiology            May 1997            100%    CT, US, NM, R, F, M
  Havertown, PA......... Haverford MRI              May 1997            100%    MR
                         Lawrence Park Radiology
  Broomall, PA.......... Center                     May 1997            100%    R
  Philadelphia, PA...... Northeast Imaging          May 1997            100%    MR, CT, US, NM, R, F, M
                         South Philadelphia
  Philadelphia, PA...... Radiology Center           May 1997            100%    MR, CT, US, NM, R, F, M
  Philadelphia, PA...... Union Health Radiology     May 1997            100%    R, M
  Philadelphia, PA...... Juaniata Park              May 1997            100%    R
  Albany, NY............ Albany Open MRI            May 1997            100%    MR
  Syracuse, NY.......... Syracuse Open MRI          May 1997            100%    MR
                         Brooklyn Medical Imaging
  Brooklyn, NY--Ave P... Center                     June 1997           100%    MR, CT, US, NM, R, F, M
                         Brooklyn Medical Imaging
  Brooklyn, NY--Midwood. Center                     June 1997           100%    US, R, F, M
                         Meadows Mid-Queens
  Flushing, NY.......... Imaging Center             June 1997           100%    MR, CT, US, R, M
                         Staten Island Medical
  Staten Island, NY..... Imaging Center             June 1997           100%    MR, CT
  Bronx, NY............. MRI of the Bronx           September 1997      100%    MR, CT
  Flushing, NY.......... MRI of Queens              September 1997      100%    MR
  Philadelphia, PA...... Germantown MRI Center      September 1997      100%    MR
  Philadelphia, PA...... Diamond Radiology          September 1997      100%    R
 Southeast(24)
                         Magnetic Resonance
  St. Petersburg, FL.... Associates                 July 1984          80.2%    MR
  Naples, FL............ Gulf Coast MRI             June 1993           100%    MR
  Fort Myers, FL........ Fort Myers MRI Riverwalk   July 1998            50%    MR, CT, R, M
  Fort Myers, FL........ Fort Myers MRI South       May 1995            100%    MR
  Cape Coral, FL........ Cape Coral MRI             September 1996      100%    MR
  Naples, FL............ Naples MRI                 September 1996      100%    MR
  Titusville, FL........ MRI of North Brevard       September 1996      100%    MR
  Sarasota, FL.......... Sarasota Outpatient MRI
                         & Diagnostic Center        September 1996      100%    MR, CT
  Tampa, FL............. Americare MRI              May 1996            100%    MR
  Tampa, FL............. Americare Imaging          May 1996            100%    CT, US, R, F, M
  Clearwater, FL........ Access Imaging             May 1996            100%    MR, CT
  Melbourne, FL......... South Brevard Imaging      January 1997        100%    MR
                         MRI Center of
  Jacksonville, FL...... Jacksonville               February 1997       100%    MR
  West Palm Beach, FL... The Magnet of Palm Beach   March 1997          100%    MR, CT, US, NM, R, F, M
  Monticello, AR(5)..... Monticello Center          May 1997             (5)    R
  Ocala, FL(5).......... Ocala Center               May 1997             (5)    R
  Miami, FL............. Coral Way MRI              August 1997         100%    MR
  Sarasota, FL.......... Gulf Side Open MRI         August 1997         100%    MR
  Jupiter, FL........... MRI of Jupiter             August 1997         100%    MR, R
                         Magnetic Imaging Center
  Bradenton, FL......... of Manatee                 August 1997         100%    MR
                         Open MRI of South
  Hollywood, FL......... Florida                    August 1997         100%    MR

                                                      OPERATED
        LOCATION                  NAME               SINCE (1)    OWNERSHIP(2)      MODALITIES(3)
        --------                  ----             -------------- ------------ -----------------------
  Tampa, FL............ Northside Imaging &
                        Breast Care Center         August 1997         100%    MR
                        Venice Imaging & MRI
  Venice, FL........... Center                     August 1997         100%    MR, CT, US, R, F, M
                        The MRI Center of
  Port Charlotte, FL... Charlotte County           September 1997      100%    MR
 Midwest(9)
  Chicago, IL.......... MRImaging of Chicago       April 1987         87.2%    MR
  Chicago, IL.......... Open MRI of Chicago        June 1992          79.6%    MR, CT, US, NM, R, F, M
                        Oak Lawn MR & Imaging
  Oak Lawn, IL......... Center                     January 1994        100%    MR, CT, US, R, F, M
  Des Plaines, IL...... Golf MRI & Diagnostic
                        Imaging Center             January 1995       75.0%    MR, CT, US, NM, R, F, M
                        Libertyville Imaging
  Libertyville, IL..... Center                     January 1995        100%    MR
  Centerville, OH...... Dayton Open MRI            May 1997            100%    MR
                        Advanced
  Warren, OH........... Radiology/Access MRI       October 1997        100%    MR, CT, US, R, F, M
  Boardman, OH......... Boardman X-Ray/MRI         October 1997        100%    MR, CT, US, R, F, M
                        Western Reserve Imaging
  Youngstown, OH....... Center                     October 1997        100%    CT, US, R, F, M
 California(5)
  Long Beach, CA....... Pacific MRI                January 1997        100%    MR
                        OceanView Radiology
  San Clemente, CA..... Center                     January 1997        100%    MR, CT, US, R, F, M
  Rancho Cucamonga, CA. Grove Diagnostic Imaging   March 1997          100%    MR, CT, US, NM, R, F, M
                        Diagnostic Imaging
  San Jose, CA......... Network                    August 1997          51%    MR, CT, US, NM, R, F, M
  San Jose, CA......... O'Connor MRI               August 1997          60%    MR, CT

--------
(1) Operated by the Company or NMR of America, Inc. since such date.
(2) Represents the Company's ownership interest in the respective centers.
(3) Modalities are magnetic resonance imaging (MR), computerized tomography
    (CT), ultrasound (US), nuclear medicine (NM), radiology (R), fluorscopy
    (F) and mammography (M).
(4) Includes the operation of the Livingston Breast Care mammography unit which is located at the Northfield Imaging Center.
(5) The Company manages the operations of a radiology facility under the terms of a management agreement.

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

  Apply Sophisticated Operating, Financial and Information Systems and Procedures. The Company provides management expertise, financial and operating controls, and capital resources to its centers in an attempt to optimize their performance. The financial systems and operating procedures of acquired centers are, over time, integrated with those of the Company. In that regard, as of June 1998 the Company completed the installation of the ICIS system developed by Dalcon in substantially all of its centers. The ICIS system will enable the Company to standardize reporting of each center and provide management with on-line access to its centers nationwide. In addition, the Company is able to achieve economies of scale and provide cost savings in developing managed care contracts and negotiating group purchasing of goods and services.

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

CENTER OPERATIONS AND IMAGING SERVICES PROVIDED BY THE COMPANY

  General. The Company's diagnostic imaging centers provide diagnostic imaging services in a comfortable, service-oriented environment located mainly in an outpatient setting to patients referred by physicians. Of the Company's 94 centers, 82 provide magnetic resonance imaging, which accounts for a majority of the Company's diagnostic imaging revenues. Many of the Company's centers also provide some or all of the following services: Computerized Tomography, Ultrasound, Nuclear Medicine, General Radiology and Fluoroscopy and Mammography.

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

  Managed Care Capitation Agreements. The Company has entered into a number of "capitated contracts" with third party payors which typically provide for the payment of a fixed fee per month on a per member basis, without regard to the amount or scope of services rendered. Because the obligations to perform service are not related to the payments, it is possible that either the cost or the value of the services performed may significantly exceed the fees received, and there may be a significant period between the time the services are rendered and payment is received. While only approximately 2% of the Company's 1997 net service revenues were derived from capitated contracts, and although prior to entering into any such contracts the Company carefully analyzes the potential risks of capitation arrangements, there can be no assurances that any capitated contracts to which the Company is or may in the future become a party will not generate significant losses to the Company.

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

  Management Information Systems. The Company acquired Dalcon in September 1997. As of June 1998, a substantial majority of the Company's imaging centers had been fully operating on Dalcon's ICIS radiology information system. The ICIS radiology information system is designed to, among other things, enhance the efficiency and productivity of the Company's centers, lower operating costs, facilitate financial controls, increase reimbursement and assist in the analysis of sales, marketing and referral data. The ICIS system provides on-line, real-time information, reporting and access to managers with respect to billing, patient scheduling, marketing, sales, accounts receivable, referrals and collections, as well as other matters.

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

ACQUIRED CENTERS; COMMON STOCK REPURCHASE OBLIGATIONS

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

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that a registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission (the "SEC") within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of September 1, 1998, the Company had not registered any shares of Common Stock issued in connection with the Company's 1997 acquisitions under a registration statement declared effective by the SEC. As of December 31, 1997 and June 30, 1998, the Company had reflected $9,734,000 and $5,509,000, respectively, of Common Stock subject to redemption on its Consolidated Balance Sheets related to shares that the Company may be required to repurchase. During the first six months of 1998, the Company paid $3,311,000 to sellers who exercised their rights to have shares of Common Stock repurchased. In addition, the Company expects to become obligated to pay an additional $5,509,000 during the remainder of 1998 in connection with the settlement of certain repurchase obligations of the Company subject to, under certain circumstances, the consent of the Senior Note holders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement. Based upon the closing sales price of the Company's Common Stock on September 1, 1998 ($4.00 per share), such shortfall would be approximately $3,351,000, excluding Price Protection obligations related to the shares which have repurchase obligations referred to above.

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


COMPETITION

  The Company's business is highly competitive. In the Company's diagnostic imaging business, competition focuses primarily on attracting physician referrals at the local market level and, increasingly, referrals through relationships with managed care and physician/hospital organizations. The Company believes that principal competitors in each of the Company's markets are hospitals, independent or management company-owned imaging centers, individual-owned imaging centers and mobile MR units. Many of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. Competition for referrals can also be affected by the ownership or affiliation of competing centers or hospitals.

GOVERNMENT REGULATION

  The healthcare industry is highly regulated at the Federal, state and local levels. The following factors affect the Company's operation and development activities:

 Certificates Of Need, Licensing And Certification

  Many of the states in which the Company currently operates or may operate have laws that may require a certificate of need ("CON") in certain circumstances to establish, construct, acquire or expand healthcare facilities and services or for the purchase, expansion or replacement of major movable equipment, including outpatient diagnosis imaging centers utilizing MR or other major medical equipment. At the present time, the CON laws of New York, Illinois, Florida, Maryland and California pertain to the Company's activities. In states with CON programs, regulatory approvals are frequently required for capital expenditures exceeding certain amounts, if such expenditures relate to certain types of medical services or equipment.

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


DISCONTINUED OPERATIONS OF STARMED

  Until August 1998, the Company, through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), provided temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold the stock of StarMed to RehabCare Group, Inc. for $33 million. Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements Of Operations as discontinued operations.

  StarMed commenced its Per Diem operations in March 1995 and, since that time, it had opened 31 offices, acquired 4 staffing companies operating six additional offices and consolidated the operations of two other offices. StarMed's per diem staffing division provided registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities through 35 offices located in 16 states as of March 31, 1998. StarMed's Travel Nursing Division operated from a central office in Clearwater, Florida and provided registered nurses and operating room technicians for periods ranging from 8 to 26 weeks.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 1,277 full time employees. This number does not include the healthcare personnel contracted by StarMed for its Per Diem and Travel Nursing divisions as of such date. The Company is not a party to any collective bargaining agreements and considers its relationship with its employees to be good.

INSURANCE

  The nature of the services provided by the Company expose the Company to risk that certain parties may attempt to recover from the Company for alleged wrongful acts committed by others. As a result of this risk, the Company maintains workmen's compensation insurance, comprehensive and general liability coverage, fire, allied perils coverage and professional liability insurance in amounts deemed adequate by management to cover all potential risk. There can be no assurance that potential claims will not exceed the coverage amounts, that the cost of coverage will not substantially increase or require the Company to insure itself or that certain coverage will not be reduced or become unavailable.

ITEM 2.  PROPERTIES

  The Company leases its 36,133 square foot principal and executive offices pursuant to two leases with terms of five years and four years, respectively, remaining. The building also houses the Company's Hackensack imaging center. The Company's 94 imaging centers range in size from approximately 1,500 to 11,400 square feet. Each center consists of a waiting/reception area and one room per modality, dressing rooms, billing/administration rooms and radiologist interpreting rooms. The Company owns the real property in which certain of its centers operate, and leases its remaining centers under leases which expire from December 1997 through October 2002 and, in certain instances, contain options to renew. The Company believes that if it were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3.  LITIGATION

  As described below, the Company and certain of its officers and directors have been named as defendants in several actions filed in state and federal court arising out of the events also described under "Certain Relationships and Related Transactions", involving, among other matters, allegations against the Company with respect to related-party transactions and securities fraud.

  On November 5, 1997, ZPR Investments, Inc., ZP Investments, Inc., Wyoming Valley Physicians Imaging Center, L.P., Camp Hill Physicians Imaging Center, L.P., Wexford Radiology, P.C., Sanoy Medical Group, Ltd., Reading Open Imaging, P.A., Yonas Zegeye, M.D., and Hirut Seleshi, parties who had agreed to sell to the Company five related imaging centers located in Pennsylvania, brought action in the Court of Chancery of the State of Delaware, New Castle County, against the Company and five recently formed subsidiaries of the Company, seeking specific performance of the acquisition agreements and unspecified breach of contract damages. The plaintiffs alleged that the Company and the subsidiaries failed to consummate the acquisition in accordance with the terms of the acquisitions agreements. The aggregate purchase price for the acquisitions is $8.4 million in cash and $5.6 million payable in shares of Company Common Stock based upon the average price for the five business days preceding September 21, 1997 (approximately 106,666 shares). Pursuant to the acquisition agreement, the shares of Common Stock issued in connection with such acquisition are subject to price protection of the issuance price compared to the market price at effectiveness of the registration statement. In December 1997, the Company entered into an amended agreement to settle such action and therein agreed to purchase the centers for $1 million in cash, a promissory note for $7.4 million, plus interest, $5.6 million payable in shares of Company Common Stock, and the payment of certain fees. The plaintiffs have announced that they do not intend to go forward with the sale, although they continue to claim that the Company is in breach of the acquisition agreements. The litigation in the Court of Chancery remains stayed.

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

  On November 12, 1997, Mr. Gerald Broder, who claims to be a company stockholder, filed a derivative suit in the Court of Chancery of the State of Delaware, New Castle County, naming the Company and Stephen M. Davis, Gary L. Fuhrman, John H. Josephson, Neil H. Koffler, and Gary N. Siegler as defendants. The complaint alleges that members of the Company's Board of Directors breached their fiduciary duties owed to the Company and its stockholders by allegedly engaging in self-dealing transactions that caused the Company financial harm. The complaint seeks injunctive relief directing such directors to account to the Company for its damages and their profits from the wrongs complained of therein, enjoining them from continuing to engage in self-dealing transactions harmful to the Company and its shareholders, and awarding plaintiff the costs and expenses incurred in bringing the lawsuit. On April 1, 1998, the plaintiffs amended their complaint to add additional factual allegations. The Company intends to defend vigorously against the allegations.

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

  In 1996, Lavina Orsi and Pompeo Orsi brought an action in the Supreme Court of the State of New York, King's County against Advanced MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12.5 million. The plaintiff alleges negligent operations, improper supervision and hiring practices and the failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurance will pursue the defense of this matter, however such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery.

  On June 2, 1998, Mr. Ronald Ash filed a complaint against the Company, StarMed, Wesley Medical Resources, Inc., a subsidiary of the Company ("Wesley"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. The complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose adverse material information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, rescission of the sale of Wesley. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously.

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

                                    PART II

ITEM 5.  FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Market Information and Stock Price

  The Company's Common Stock had been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market, under the symbol MRII, since November 3, 1995, and on the NASDAQ SmallCap Market prior thereto. From April 20, 1998 through June 18, 1998 the Company's Common Stock traded under the symbol MRIIE to reflect the fact that Nasdaq had commenced proceedings to determine whether or not the Company's Common Stock should continue to be traded on the Nasdaq Stock Market as a result of the Company's failure to file its Annual Report on Form 10-K for the year ended December 31, 1997 in a timely manner. On May 29, 1998, the Company was advised that the Panel determined to continue the listing of the Company's Common Stock on The Nasdaq Stock Market subject to certain conditions. The Company was required to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 on or before June 12, 1998, which the Company was able to do, and to evidence compliance with either Nasdaq's minimum net tangible assets test or one of Nasdaq's alternative requirements by July 24, 1998. In order to meet one of Nasdaq's alternative listing requirements, the Company effected a one-for-three reverse stock split of its Common Stock on July 24, 1998. On July 28, 1998, the Panel notified the Company that the Company had complied with Nasdaq's continued listing qualifications and that the Common Stock would continue to be listed on The Nasdaq Stock Market. Nevertheless, there can be no assurance that in the future the Common Stock will meet the continued listing qualifications of The Nasdaq Stock Market.

  The following table sets forth for the periods indicated below the high and low sales prices per share of the Common Stock as reported by NASDAQ and gives effect to the one-for-three reverse stock split of the Common Stock effected on July 24, 1998:

                                                                 HIGH     LOW
                                                                ------- -------
   1996
     First Quarter............................................. $19 1/8 $13 7/8
     Second Quarter............................................ $30 3/4 $18 3/8
     Third Quarter............................................. $27 3/4 $18 3/4
     Fourth Quarter............................................ $35 1/4 $21
   1997
     First Quarter............................................. $37 1/2 $28 1/2
     Second Quarter............................................ $53 5/8 $29 5/8
     Third Quarter............................................. $60 3/4 $45 3/4
     Fourth Quarter............................................ $63     $23 1/4
   1998
     First Quarter............................................. $33 3/8 $14 5/8
     Second Quarter ........................................... $19 1/8 $ 6 3/16
     Third Quarter (through September 2, 1998)................. $12 3/4 $ 3 5/8

  As of the close of business on September 1, 1998, the last reported sales price per share of the Company's Common Stock was $4.00.

  There were 435 holders of record of the Company's Common Stock at the close of business on September 1, 1998. Such number does not include persons, whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

  No cash dividends have been paid on the Company's Common Stock since the organization of the Company and the Company does not anticipate paying dividends in the foreseeable future. The payment by the Company of cash dividends is limited by the terms of the agreement related to its issuance of the Senior Notes. The Company currently intends to retain earnings for future growth and expansion opportunities.

     The following is a list of securities sold by the Company during the period covered by this Report on Form 10-K not previously included in the Company's Quarterly Reports which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act:

     On November 5, 1997, the Company granted to Jay Alix & Associates ("Jay Alix") warrants to purchase 8,333 shares of Common Stock with an exercise price of $54.38 per share, 8,333 shares of Common Stock with an exercise price of $63.00 per share and 8,333 shares of Common Stock with an exercise price of $75.00 per share. The Warrants have an 18-month term and were granted in connection with the execution by Jay Alix of an interim management services agreement with the Company.

     On December 29, 1997, the Company entered into a $15 million credit facility with DVI Financial Services Inc. (the "Facility"). The Facility provides for two advances to the Company, one for $8 million and the other for $7 million. In consideration for making the Facility available to the Company, the lender received warrants to purchase an aggregate of 33,333 shares of Common Stock at a exercise price based upon 110% of the average market prices over a period prior to the issuance of the warrants. In the event that the lender refuses to make the second advance, warrants to purchase 15,556 shares of Common Stock will be canceled.

     On December 30, 1997, the Company issued warrants to acquire 272,333 shares of Common Stock at an exercise price equal to $34.86 per share to RGC International, LDC. The warrants were issued in lieu of certain monetary penalties incurred by the Company as a result of its failure to comply with the provisions of a registration rights agreement entered into in connection with the sale by the Company of $18,000,000 of Series C Convertible Preferred Stock to RGC International, LDC. See ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated historical financial data of the Company is derived from the Company's consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions, and reflects StarMed as a discontinued operation due to its August 1998 sale. The information in the table and the notes thereto should be read in conjunction with "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and notes thereto.


                              FOR THE YEARS ENDED DECEMBER 31,
                         ---------------------------------------------
                           1997      1996     1995     1994     1993
                         --------  -------- -------- --------  -------
                       (IN THOUSANDS EXCEPT SUPPLEMENTAL AND PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA(1)(2):
Net service revenues...  $144,412  $ 64,762 $ 35,860 $ 30,607  $26,934
Operating income
 (loss)................   (21,297)   13,700    7,194    1,169    1,648
Income (loss) from
 continuing operations
 before extraordinary
 item..................   (31,968)    6,983    4,246     (938)    (694)
Income (loss) from
 continuing operations
 per common share:
  Basic(4).............     (4.96)     1.86     1.65     (.39)    (.33)
  Diluted(4)...........     (4.96)     1.72     1.64     (.39)    (.33)
SUPPLEMENTAL DATA(1):
Number of consolidated
 imaging centers at end
 of period.............        98        39       11        8        8
Total procedures at
 consolidated imaging
 centers...............   527,477   209,970  124,302  101,460   86,686
BALANCE SHEET DATA:(1)
Working capital surplus
 (deficit)(3)..........  $(58,174) $ 42,775 $ 10,738 $  5,834  $ 3,365
Total assets...........   338,956   164,514   44,136   40,372   40,881
Long term debt and
 capital lease
 obligations (excluding
 current portion)......    37,900    21,011   11,157   13,415   19,034
Convertible debentures.       --      6,988    4,350      --       --
Stockholders' equity...   126,904   106,384   16,966   11,872   12,939

--------

(1) Statement of Operations Data, Supplemental Data and Balance Sheet Data reflect the impact of a substantial number of acquisitions during 1997 and 1996. See Note 14 of the Notes to Consolidated Financial Statements for the Year Ended December 31, 1997.

(2) Statement of Operations Data has been restated to reflect the financial results of StarMed as discontinued operations. See Note 16 of the Notes to the Consolidated Financial Statements.

(3) As a result of the Company's default of certain financial covenants under the Company's Senior Notes, the Company's Senior Notes and other loans and capital leases also subject to acceleration as a result thereof are shown as current liabilities as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

(4) Earnings per share amounts for 1997 include charges related to restricted common stock and convertible preferred stock of $1,938,000.

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

    Type I--The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount. Type I net service revenues for 1997 were $80,818,000, or 56% of revenues.

    Type II--The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physicians fee as an expense on the Consolidated
  Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount. Type II net service revenues for 1997 were $55,016,000, or 38% of revenues.

    Type III--The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors. Type III net service revenues for 1997 were $8,342,000, or 6% of revenues.

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

  Until August 1998, the Company, through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), provided temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold StarMed to RehabCare Group, Inc. for $33 million (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements Of Operations as discontinued operations.

  On July 24, 1998, the Company effected a one-for-three reverse stock split of its Common Stock. The information in this Report on Form 10-K gives effect to such reverse stock split.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

  For the year ended December 31, 1997, the Company's net service revenues increased $79,650,000, or 123%, to $144,412,000 in 1997 from $64,762,000 in
1996, due primarily to revenues of $60,849,000 contributed by centers acquired during 1997. Revenues at imaging centers acquired during 1996 increased $20,585,000, or 93%, to $42,617,000 in 1997 from $22,032,000 in 1996 primarily as a result of the timing of the 1996 acquisitions, partially offset by an increase of $5,896,000 in the estimated provision for uncollectible amounts related to Type III centers. Revenues at imaging centers that were operated by the Company for all of 1997 and 1996 decreased $1,784,000, or 4%, to $40,946,000 in 1997 from $42,730,000 in 1996, primarily as a result of higher contractual allowances in 1997 and relatively constant procedure volumes.

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

  Revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 24% of net service revenues for 1997. Automobile insurance carriers generally pay the non-deductible non-co-pay portion of the charge, with the remaining balance payable by the individual. The timing of collection from the individual is partially dependent upon the outcome and timing of any settlement or judgment of the injury claim. Accordingly, such receivables typically require a longer period of time to collect compared to the Company's other receivables, and in the experience of the Company incur a higher bad debt expense. If the Company were to become less successful in its efforts in collecting these receivables, the Company's results could be materially and adversely affected.

  Operating costs increased $54,408,000, or 156%, to $89,234,000 in 1997 from $34,826,000 in 1996, due primarily to operating costs of $35,079,000 related to centers acquired during 1997. Operating costs at imaging centers acquired during 1996 increased $18,155,000, or 149%, to $30,325,000 in 1997 from
$12,170,000 in 1996, primarily as a result of the timing of the 1996 acquisitions. Operating costs at imaging centers that were operated by the Company for all of 1997 and 1996 increased $2,166,000, or 10%, to $23,830,000 in 1997 from $21,664,000 in 1996, primarily as a result of higher payroll and related costs.

  Center operating margins, which represent net service revenue less imaging center operating costs as a percent of net revenue, decreased in 1997 to 38% from 46% in 1996 due primarily to higher contractual allowance estimates, including a component related to the ultimate collectibility of amounts related to the Company's Type III revenue, as described above, and generally higher costs.

  The provision for uncollectible accounts receivable in 1997 was $20,364,000, or 14% of related net service revenues, compared to the 1996 provision of $4,705,000 or 7% of related net service revenues. The increase in the provision for uncollectible accounts receivable was due to the deterioration during 1997 in the aging of the Company's accounts receivable and a reassessment by the Company of its expected future collections based upon 1997 collection activity, including analyzing collection experience of its personal injury receivables. Management believes that the deterioration in the aging of accounts receivable occurred primarily during the second half of 1997 and was the result of the Company's substantial acquisition activity in 1997 and the delay in promptly integrating the billing and collection activities with respect to such acquisitions. In addition, the Company was without a permanent President and Chief Financial Officer from October 1997 through February 1998, which allowed the aging of accounts receivable to continue to worsen since management resources were not directed at improving billing and collections. During the fourth quarter of 1997, as the age of the specific bills lengthened, the ability to research and pursue the old receivables worsened and hence it was determined that a reserve was required for a substantial number of these older receivables. Management does not expect further deterioration to occur in 1998 although that will depend on actual collections performance. Accounts receivable before allowances for uncollectibles aged over one-year increased to $21,485,000, or 25% of total receivables in 1997, from $7,016,000, or 14% of total receivables in 1996.

  Management expects its provision for uncollectible accounts receivable as a percentage of revenues to approximate 8% for 1998. An additional reserve of approximately 1% of net imaging revenues for uncollectible patient and third party payors related to the Company's Type III centers is expected to be reflected as a reduction in net revenues for 1998.

  Corporate general and administrative expense in 1997 was $12,157,000, an increase of $7,590,000 from the $4,567,000 recorded in 1996. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during the year. In March 1998, the Company announced a workforce reduction and follow-on attrition program that is expected to result in reduced payroll costs of approximately $5,000,000 per annum from the levels of the fourth quarter of 1997. This reduction in workforce is not expected to adversely impact the ability of the Company to generate future revenue.

  During 1997, the Company recorded $2,536,000 of stock-option based compensation expense. This non-cash charge was related to stock option grants to employees and directors during 1996 and early 1997 that were subsequently approved by the Company's stockholders in May, 1997.

  Depreciation and amortization expense in 1997 was $18,733,080, compared to $6,964,000 in 1996, or an increase of $11,769,000 due primarily to higher equipment depreciation of $6,585,000 resulting from 1997 acquisitions and increased goodwill amortization of $4,638,000.

  During 1997, the Company recorded a $12,962,000 loss from the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $10,425,000, covenants not to compete of $118,000 and fixed assets of $2,419,000. The write-down of fixed assets primarily relates to imaging equipment. Substantially all of the impairment relates to eight of the Company's diagnostic imaging centers which were under performing. The Company has recorded impairment losses for these centers because the sum of the expected future cash flows, determined based on an assumed continuation of current operating methods and structures, does not cover the carrying value of the related long-lived assets. The operating performance of these centers declined during 1997 due primarily to declines in referrals and the Company did not believe that these centers would materially improve in the future.

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

  Net interest expense for 1997 was $8,814,000 as compared to $2,834,000 for 1996, an increase of $5,980,000. This increase was primarily attributable to higher outstanding debt, including the issuance of $78,000,000 of Senior Notes during 1997, notes payable of $36,505,000 and capital lease obligations totaling $26,612,000 assumed in connection with the Company's acquisitions.

  The Company's earnings in 1997 were reduced by $636,000 attributable to minority interests, as compared to $308,000 in 1996. The increase of $328,000 is primarily due to the acquisition of entities during 1997 that operate limited partnerships with minority holdings.

  The provision for income taxes in 1997 was $1,221,000, as compared to $3,575,000 in 1996. During 1997, the income tax benefit calculated based upon the Company's pre-tax loss was reduced by an income tax valuation allowance of $10,700,000. This valuation allowance was recorded due to uncertainty regarding the realization of the full amount of the Company's net deferred income tax assets.

  The Company's net loss from continuing operations for 1997 was $31,968,000 compared to net income from continuing operations for 1996 of $6,983,000.

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

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  For the year ended December 31, 1996, net service revenues amounted to $64,762,000 versus $35,860,000 for the year ended December 31, 1995, an increase of $28,902,000 or 80.6%. Management fee and use revenues for diagnostic imaging services increased $8,270,000 from $31,174,000 for the year ended December 31, 1995 to $39,445,000 for the year ended December 31, 1996. This increase is primarily attributable to an increase of $1,326,000 (4.5%) at centers which were included in revenue for all of 1996 and 1995; $2,752,000 (169%) in revenue at a center acquired during 1995 and $4,192,000 of revenue contributed by imaging centers acquired during 1996.

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

  Technical services payroll and related costs for the year ended December 31, 1996 amounted to $10,836,000 compared to $6,815,000 for the year ended December 31, 1995, an increase of $4,021,000 or 59%.

  Medical supplies amounted to $4,223,000 for the year ended December 31, 1996 as compared to $2,439,000 for the year ended December 31, 1995, an increase of $1,784,000 or 73%. Of this increase $1,725,000 or 97% is attributable to centers acquired during 1995 and 1996.

  For the year ended December 31, 1996 diagnostic equipment maintenance increased $1,627,000 or 99% to $3,274,000 from $1,647,000 for the year ended
December 31, 1995. This increase is primarily due to centers acquired during 1995 and 1996.

  Independent contractor fees amounted to $1,202,000 for the year ended December 31, 1996 as compared to $437,000, for the year ended 1995. This increase of $765,000 or 175% is attributable to the Type II (see Note 1) centers acquired during 1995 and 1996.

  Administrative costs which include facilities rent, marketing costs and personnel costs of employees whose activities relate to the operations of multiple centers increased approximately $6,685,000 or 127% from $5,252,000 for the year ended December 31, 1995 to $11,937,000. This increase is primarily due to costs incurred at imaging centers acquired during 1995 and 1996.

  Other costs increased by $1,924,000 or 134% for the year ended December 31, 1996 to $3,354,000 as compared to $1,430,000 in the prior year primarily due to an increase in accounting, legal and professional fees for the centers.

  Provision for uncollectible accounts receivable increased $1,327,000 or 39% from $3,378,000 from the year ended December 31, 1995 to $4,705,000 for the year ended December 31, 1996. The 1996 provision for uncollectible accounts consists of 7.3% of revenue as compared to 9.4% of revenue in 1995. The decrease in the provision for uncollectible accounts receivable as a percentage of revenues is due to acquired companies having a more favorable collection experience due to differences in payor mix.

  Corporate general and administrative expense increased by $1,573,000 or 53% from $2,994,000 for the year ended December 31, 1995 to $4,567,000 for the year ended December 31, 1996. This increase is primarily due to the expanded business development activities and the resulting growth experienced during the year, particularly following the acquisition of NMR of America, Inc. ("NMR").

  Depreciation and amortization expense was $6,964,000 for the year ended December 31, 1996 compared to $4,274,000 for the year ended December 31, 1995 or an increase of $2,690,000 or 63% due primarily to depreciation expense relating to acquired assets and increased goodwill amortization incurred in connection with such acquisitions.

  Interest expense for the year ended December 31, 1996 was $2,834,000 as compared to $1,829,000 for the prior year, an increase of $1,005,000 or 55%. This increase is primarily attributable to an increase in interest on convertible debentures and lines of credit outstanding during 1996 of $646,000 and increases in interest on debt assumed in acquisitions during 1996 totaling $764,000 offset by decreases in interest expense relating to scheduled reductions in outstanding principal balances.

  Minority interest amounted to $308,000 for the year ended December 31, 1996 as compared to ($124,000) for the year ended December 31, 1995. The increase of $432,000 or 348.4% is attributable to increased profitability at the Company's St. Petersburg, Florida and Yonkers, New York facilities ($383,000) and the acquisition of the NMR facilities ($49,000).

  The provisions for income taxes increased $2,332,000 or 188% for the year ended December 31, 1996 from $1,243,000 to $3,575,000. This increase is attributable to the increased profitability of the Company's existing and acquired businesses during 1996 and an increase in the Company's effective income tax rate. The Company's provision for income taxes resulted in effective tax rates of 33.9% in 1996 and 22.4% in 1995, respectively.

  The 1996 provision was higher than the statutory rate primarily due to state and local income taxes, net of the Federal tax effect (6.3%), the impact on non-deductible goodwill (1.8%) and meals and entertainment, offset by other items amounting to (8.2%). In 1995, the effective tax rate was lower than the statutory rate primarily due to a reduction in the deferred tax asset valuation allowance (27.7%) offset by other items amounting to 16.3%.

  For the reasons described above, the Company's net income from continuing operations for the year ended December 31, 1996 increased $2,737,000 or 64.5% from $4,246,000 for the year ended December 31, 1995 to $6,983,000.

STARMED SALE

  On August 18, 1998, the Company sold the stock of StarMed to RehabCare Group, Inc. for gross proceeds of $33,000,000. Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

  Net cash proceeds from the StarMed Sale were used as follows: (i) $13,786,000 to repay StarMed's outstanding third-party debt (in accordance with the terms of sale) (ii) $2,000,000 was placed in escrow to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company (part or all of this amount may be payable to the Company over time) and (iii) an additional $2,000,000 was placed into escrow to be applied as a partial repayment of the Company's $78,000,000 of Senior Notes. The remaining net proceeds of approximately $13,400,000 increased the Company's consolidated cash balances. For accounting purposes, a pretax gain from the StarMed Sale of approximately $5,000,000 is expected to be reported in the third quarter of 1998.

RESULTS OF DISCONTINUED OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net service revenues for StarMed increased to $57,974,000 in 1997 from $29,023,000 in 1996, an increase of $28,951,000 or 100%. Internal growth in the staffing business, consisting primarily of the opening of new per diem offices, accounted for $5,442,000 of the increase in revenues. Increased revenues at per diem offices opened or acquired during 1996 accounted for $16,861,000 of revenues and revenues of $6,648,000 were contributed by per diem offices acquired during 1997.

  Operating costs for StarMed in 1997 were $46,831,000 compared to $24,238,000 for the year ended December 31, 1996, an increase of $22,593,000 or 93%. Internal growth in the staffing business, accounted for $4,143,000 of the increase in operating costs. Increased costs at per diem offices opened or acquired during 1996 accounted for $11,812,000 of the higher operating costs and operating costs of $5,646,000 were contributed by per diem offices acquired during 1997.

  Center operating margins for StarMed increased in 1997 to 19% from 16% due primarily to improved profitability of per diem offices opened or acquired prior to 1997.

  Net earnings related to StarMed increased to $729,000 in 1997 from $271,000 in 1996.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  StarMed revenues increased $12,890,000 (80.3%) primarily due to internal growth and acquisitions. Internal growth in the staffing segment consisting of the opening of new per diem offices accounted for approximately $3,200,000 of the increase in staffing revenue. Increased revenues at per diem offices opened during 1995, related primarily to improved volume as these offices matured from their start up phase, accounted for approximately $3,400,000 of the increase in staffing revenues. Per diem staffing businesses acquired during 1996 contributed approximately $6,300,000 in revenues during the year.

  Technical services payroll and related costs for StarMed for the year ended December 31, 1996 amounted to $24,238,000 compared to $12,711,000 for the year ended December 31, 1995, an increase of $11,527,000 or 91%. Of this increase $6,569,000 or 42% is attributable to the opening of new per Diem offices and the staffing acquisitions and $2,622,000 increase is due to the maturation of per diem offices opened in 1995.

  Net earnings related to StarMed were $271,000 for 1996, as compared to a net loss of $103,000 for 1995.

  Net loss related to the Company's discontinued maternity apparel subsidiary was $2,453,000 in 1995.

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

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under the agreements for its $78,000,000 of Senior Notes. The financial covenant defaults under the Senior Note agreements entitle the lenders to exercise certain remedies including acceleration of repayment. In addition, certain medical equipment notes, and operating and capital leases of the Company, aggregating $16,685,000 at December 31, 1997 (the "Cross-Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes. In the event that the Senior Note lenders or the holders of the Cross Default Debt elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheet at December 31, 1997. Accordingly, the Company had a deficit in working capital of $58,174,000 at December 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1997 contains an explanatory paragraph with respect to the issues that raise substantial doubt about the Company's ability to continue as a going concern mentioned in Note 2 to the Company's consolidated financial statements. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

  In August 1998, management reached an agreement in principle with the Senior Note lenders with respect to existing covenant defaults and certain covenant modifications. Under the terms of the agreement in principle, the Senior Note lenders have agreed to waive all existing covenant defaults and to modify the financial covenants applicable over the remaining term of the Senior Notes. In consideration for these waivers and covenant modifications, the Company has agreed to increase the effective blended interest rate on the Senior Notes from 7.87% to 9.00%, and issue to the Senior Note lenders warrants to acquire 375,000 shares of the Company's Common Stock at an exercise price of $7.67 per common share. In addition, the Company has agreed to prepay $2,000,000 of principal outstanding on the Senior Notes (without premium) and to pay a fee to the Senior Note lenders of $500,000. The agreement in principle is subject to the execution of definitive documents, which are expected to be completed during September 1998.

  In addition to reaching an agreement in principle with the Senior Note lenders with respect to existing covenant defaults and certain covenant modifications, the Company has taken various actions in response to this situation, including the following: (i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels by approximately $5,000,000 per annum and (ii) sold the Company's temporary healthcare staffing business, StarMed, for $33,000,000 in August 1998. Upon execution of the definitive documents with respect to the Senior Notes, the Senior Notes and the Cross Default Debt will no longer be in default and will be shown as long-term debt beginning with the September 30, 1998 Consolidated Balance Sheet.

        The Company has a working capital deficit of $58,174,000 at December 31, 1997 compared to a working capital surplus of $42,775,000 at December 31, 1996. The deficit is primarily due to $78,000,000 of Senior Notes due 2001 through 2005 and other debt and capital leases shown as current liabilities as a result of financial covenant defaults under such agreements.

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the six months ended June 30, 1998, the Company paid $3,311,000 to sellers who exercised their rights to have shares of Common Stock repurchased. The Company expects to pay an additional $5,509,000 during the remainder of 1998 ($3,696,000 of which was due and payable on June 3, 1998 (the "June 1998 Repurchase Obligation") but has not been paid by the Company) in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Note holders. With respect to the June 1998 Repurchase Obligation which remains due and payable, the Company is in discussions with the sellers to whom such obligations are owed and the Senior Note lenders regarding the timing and satisfaction of the June 1998 Repurchase Obligation.

  In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the sellers (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Any such Price Protection payments will be charged to stockholders' equity. Based upon the closing sales price of the Company's Common Stock on September 1, 1998 ($4.00 per share), such shortfall would be approximately $3,351,000, excluding Price Protection obligations related to the shares which have repurchase obligations, referred to above.

  In addition, in connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differ for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both. Contingent consideration associated with acquisitions is recorded as additional purchase price when resolved.

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

  On June 18, 1998 2,500 shares of Series C Preferred Stock were converted into 373,220 shares of Common Stock. Accordingly, as of June 30, 1998, 15,500 shares of the Company's Series C Preferred Stock were issued and outstanding. Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the (5) five consecutive trading days ending five (5) trading days prior to the date of conversion.

  As a result of the Company's continued failure to register the RGC Conversion Shares, the Company: (i) issued warrants to RGC to acquire 389,000 shares of Common Stock at an exercise prices ranging from $34.86 to $38.85 per share, subject to reset in November 1998 (such warrants having an estimated value, for accounting purposes, of $3,245,000); and (ii) issued interest bearing promissory notes (the "RGC Penalty Notes") in the aggregate principal amount of $2,450,000 due October 15, 1998. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock. Pursuant to an amendment to the RGC Agreements entered into June 1998, the Company will no longer incur any monthly penalties for failure to register the RGC Conversion Shares following July 23, 1998. However, if the RGC Conversion Shares are not registered as of September 15, 1998 (the Company is currently in discussions with RGC to extend such date), RGC may demand a one-time penalty of $1,550,000 (the "September 1998 Penalty"), payable, at the option of RGC, in cash or additional shares of Common Stock. There can be no assurance that the Company will be able to register the RGC Conversion Shares by such date, or any extended date, or that the Company will be able to pay the RGC Penalty Notes when due or the September 1998 Penalty, if such payment becomes due. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Series C Preferred Stock and the RGC Penalty Notes and the exercise of such warrants. The shares of Series C Preferred Stock are not registered and may be sold only if registered under the Act or sold in accordance with an applicable exemption from registration, such as Rule 144.

  In addition to matters discussed above, the Company is subject to litigation that may require additional future cash outlays.

  During 1997, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of June 30, 1998, the Company's debt, including capitalized lease obligations, totaled $155,369,000. The aggregate estimated amounts of principal, interest and capital lease obligations due in each of the years ended December 31, 1998 through 2002 on such debt, including payments associated with the StarMed Sale, is $49,125,000 ($37,980,000 of which has been paid through August 31, 1998), $25,713,000, $27,647,000,
$32,373,000 and $24,177,000, respectively. The Company does not expect to incur significant additional debt in the near future and expects to rely on its existing cash balances, of approximately $18,242,000 at August 31, 1998, and its ability to enter into operating leases to fund expansions and equipment replacement at its centers.

  The Company's sources of liquidity consist of its cash balances and its ability to enter into operating leases to fund expansions and equipment replacement at its centers. At June 30, 1998 and December 31, 1997, the Company's cash and cash equivalents were $14,085,000 and $23,198,000, respectively. As a result of improvements in the Company's billing and collection systems, the Company expects its cash flow from operations, including changes in accounts receivable, to increase from the level achieved in the six months ending June 30, 1998. Assuming that the Company executes definitive documents with respect to the Senior Notes consistent with the agreement in principle, management believes that the positive cash flow from operations, the Company's existing cash balances, and net cash proceeds from the StarMed Sale will provide it with sufficient funds available to finance its needs through 1998.

  In order to meet one of Nasdaq's alternative listing requirements, the Company effected a one-for-three reverse stock split of its Common Stock on July 24, 1998. On July 28, 1998, the Nasdaq Qualifications Listing Panel notified the Company that the Company had complied with Nasdaq's continued listing qualifications and that the Common Stock would continue to be listed on The Nasdaq Stock Market. The share data included in this Report of Form 10-K has been adjusted to reflect the impact of the reverse stock split. There can be no assurance that in the future the Common Stock will meet the continued listing requirements for The Nasdaq Stock Market.

SEASONALITY AND INFLATION

  The Company believes that its imaging business is generally unaffected by seasonality. The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Notwithstanding the foregoing, general inflationary expectations and growing health care cost containment pressures in the future may cause the Company not to be able to raise the prices for its diagnostic imaging procedures by an amount sufficient to offset such negative effects. While the Company has responded to these concerns in the past by increasing the volume of its business there can be no assurance that the Company will be able to increase its volume of business in the future. In addition, current discussions within the Federal Government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The implementation of this reform could have a material effect on the financial results of the Company.

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

  The Company has initiated a program to determine whether the computer applications of its significant payors and suppliers will be upgraded in a timely manner. The Company has also initiated a program to determine whether embedded applications that control certain medical and other equipment will be affected. The Company has not yet completed these reviews. The nature of the Company's business is such that any failure to these types of applications may have a material adverse effect on its business. If the Company determines that certain of its suppliers will not be year 2000 compliant, then the Company will endeavor to find alternative suppliers; however, there can be no assurance that the Company will be able to find alternative suppliers.

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

  Statement Of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project state training costs and data conversion costs for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisition cost.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

  Statements contained in this Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to effectively integrate the operations and information systems of businesses acquired in 1997 and earlier; the ability of the Company to generate net positive cash flows from operations; the payment timing and ultimate collectibility of accounts receivable (including purchased accounts receivable) from different payor groups (including Personal Injury-type); the economic impact of involuntary share repurchases and other payments (including price protection payments and penalty payments) caused by the delay in the effectiveness of the Company's Registration Statement and by the recent decline in the Company's share price; the ability of the Company and its Senior Note Lenders to finalize and execute definitive documents, in general, and consistent with their agreement-in-principle, which cure all existing loan covenant defaults and which modify the financial covenants applicable over the remaining term of the Senior Notes; the impact of a changing and increasing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the extent of Medicare reimbursement reductions effected by the Health Care Financing Administration (HCFA) in line with its recent proposals; the ultimate economic impact of recent litigation including shareholder and former management lawsuits against the Company and certain of its Directors; the availability of debt and/or equity capital, on reasonable terms, to finance operations as needed and to finance growth; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

        The directors, executive officers and certain key employees of the Company as of September 29, 1998 are as follows:

         NAME          AGE POSITION
         ----          --- --------
 Sally W. Crawford....  44 Director
 Peter B. Davis.......  53 Director
 Gary L. Fuhrman......  37 Director
 John H. Josephson....  36 Director
 Duane C. Montopoli...  49 Chief Executive Officer, President and Director
 Gary N. Siegler......  36 Director
                           Chairman of the Board and Director, Chairman of the
 D. Gordon Strickland.  51 Executive Committee
 Gerald H. Allen......  50 Senior Vice President--Diagnostic Imaging Business
                           Senior Vice President--Legal Affairs and
 Christopher J. Joyce.  34 Administration and Secretary
                           Chief Financial Officer and Senior Vice President--
 Geoffrey A. Whynot...  39 Finance

  Sally W. Crawford was appointed a director of the Company by the Board of Directors in June 1998 and is a member of the Board's Audit Committee. Ms. Crawford was the Chief Operating Officer of Healthsource Inc. from 1985 to 1997. Prior thereto, Ms. Crawford was employed by Beacon Health where she was the marketing director. Ms. Crawford is also a director of Harborside Healthcare, Yankee Publishing and CYTYC Corporation.

  Peter B. Davis was appointed a director of the Company by the Board of Directors in June 1998 and is a member of the Board's Compensation Committee. Mr. Davis is the President and the CEO of St. Joseph Hospital in Nashua, New Hampshire. From January 1997 through June 1998, Mr. Davis was the Interim President and CEO of Optima Healthcare, a New Hampshire joint operating company, where he has been employed since January 1997.

  Gary L. Fuhrman has been a director of the Company since 1992 and is a member of the Board's Compensation and Audit Committees. Mr. Fuhrman has been a director and Senior Vice President of Arnhold and S. Bleichroeder, Inc., an investment banking firm, since March 1995 and January 1993, respectively, and a Vice President of such firm for more than five years prior thereto.

  John H. Josephson has been a director of the Company since July 1994 and is a member of the Board's Executive and Compensation Committees. Mr. Josephson is a Vice President and Director of Allen & Company Incorporated, an investment banking firm, and has been with such firm since 1987. Mr. Josephson is also a director of Norwood Promotional Products, Inc.

  Duane C. Montopoli was appointed President and Chief Executive Officer and a director of the Company effective January 30, 1998. Mr. Montopoli is a member of the Board's Executive Committee. Previously, Mr. Montopoli was President and Chief Executive Officer of Chemfab Corporation (NYSE:CFA) which he joined in 1986. Until January 1990, he was also a partner in Oak Grove Ventures which he joined in December 1983. Prior to that time, Mr. Montopoli was employed by Arthur Young & Company (now Ernst & Young LLP) where he was a general partner from October 1982 through December 1983.

  Gary N. Siegler, a director since 1990, served as Chairman of the Board of Directors of the Company from 1990 until June 1998. Mr. Siegler is a member of the Board's Audit Committee. Mr. Siegler is a co-founder and, since January 1989, has been President of Siegler, Collery & Co., a New York-based investment firm ("Siegler Collery"). Mr. Siegler is a principal member of the general partner of The SC Fundamental Value Fund, L.P. ("Fundamental Value Fund"), a fund investing in marketable securities, and an executive officer of SC Fundamental Value BVI, Inc. ("Fundamental Value BVI"), the managing partner of the investment advisor to an offshore fund investing in marketable securities. Mr. Siegler serves as the Chairman of the Board of Directors of National R.V. Holdings, Inc., a manufacturer of motor homes and other recreational vehicles.

  D. Gordon Strickland has been a director of the Company since December 1997 and was appointed Chairman of the Board's Executive Committee in January 1998. He was appointed Chairman of the Board in June 1998. Mr. Strickland is Senior Vice President--Investments for Tauber Enterprises, a private investment holding company. Mr. Strickland was President and Chief Executive Officer of Kerr Group, Inc. ("Kerr Group"), a NYSE-listed manufacturer of plastic packaging products, from 1996 to September 1997. From 1986 to 1996, he served as Senior Vice President, Finance and Chief Financial Officer of Kerr Group.

  Gerald H. Allen was appointed in March 1998 as President of the Imaging Division of the Company (now, Senior Vice President--Diagnostic Imaging Business) and since April 1995 has also held the positions of Senior Vice President--Operations and Senior Vice President--Development. Mr. Allen was employed by the Company in several executive capacities from 1984 to 1993. From 1993 through March 1995, Mr. Allen was the Executive Vice President and Chief Financial Officer of Prime Capital Corporation, a merchant banking company.

  Christopher J. Joyce was appointed Senior Vice President--Legal Affairs and Administration and Secretary in April 1998. Previously, he was Executive Vice President and General Counsel of Alliance Entertainment Corp., a publicly-traded entertainment and music distribution company which filed for protection under Chapter 11 of the United States Bankruptcy Code in July 1997. From February 1992 to July 1995, Mr. Joyce served as Executive Vice President of Business Affairs and General Counsel of Independent National Distributors, Inc., a privately-held independent music distribution company. From September 1988 to February 1992, Mr. Joyce was an associate at the law firm of Willkie Farr & Gallagher.

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

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth all compensation awarded to, earned by or paid for the fiscal years specified below to certain individuals serving as executive officers of the Company (the "Named Officers") during the fiscal year ended December 31, 1997:

                                                                              LONG TERM COMPENSATION
                                                                     -----------------------------------------
                                     ANNUAL COMPENSATION                              AWARDS
                             --------------------------------------- -----------------------------------------
                                                        OTHER ANNUAL RESTRICTED SECURITIES
                                                        COMPENSATION   STOCK    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR SALARY($)    BONUS($)  AWARDS(1)   SARS(#)(2)  OPTIONS    COMPENSATION($)(3)
---------------------------  ---- ---------    -------- ------------ ---------- ----------  ------------------
Lawrence J. Ramaekers        1997 $119,510(5)       --      --          --        25,000(6)          --
 Former Acting President
 and Chief Executive Of-
 ficer(4)
William D. Farrell           1997 $247,342     $150,000     --          --           --           $6,016
 Former President and
 Chief Operating Offi-       1996 $152,415     $150,000     --          --        46,666          $4,093
 cer(7)                      1995 $131,643     $ 60,000     --          --        45,000          $3,245
John P. O'Malley, III        1997 $626,550          --      --          --           --
 Former Executive Vice       1996 $183,333          --      --          --        67,812
 President Finance and
 Chief                                                                                               --
 Financial Officer(8)                                                                                --
Gary I. Fields               1997 $106,542          --      --          --        20,000             --
 Former Senior Vice Pres-
 ident and General Coun-
 sel(7)
Gregory Mikkelsen            1997 $179,867     $ 10,000     --          --           --              --
 President and Chief Ex-     1996 $ 68,955          --      --          --        16,666             --
 ecutive
 Officer of StarMed(9)

--------
(1) The aggregate amount of all perquisites and other personal benefits paid to each Named Individual is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for either such executive.

(2) Due to the fact that the 1997 Plan was not presented to the Company's shareholders for approval within one year of the plan's adoption by the Company, all options granted pursuant to the 1997 Plan have lapsed and such grants are not deemed to be outstanding.

(3) Represents matching contributions under the Company's 401(k) plan.

(4) J. Alix & Associates ("J. Alix") was retained by the Company on November 2, 1997 to provide interim management services to the Company. Mr. Ramaekers, a principal of J. Alix, was appointed Acting President and Chief Executive Officer of the Company on November 2, 1997 and served in such capacity until February 2, 1998.

(5) Represents the portion of the fees paid to J. Alix for Mr. Ramaekers' services during the year ended December 31, 1997.

(6) Represents warrants to purchase 25,000 shares of Common Stock issued to J. Alix in connection with its engagement by the Company to provide interim management services to the Company.

(7) On November 7, 1997, Mr. Farrell and Mr. Fields resigned from their respective positions.

(8) Mr. O'Malley was appointed Executive Vice President--Finance and Chief Financial Officer in September 1996 and removed from such position on November 8, 1997.

(9) Mr. Mikkelsen served as President and Chief Operating Officer of StarMed, which was sold by the Company in August 1998.

EMPLOYMENT AGREEMENTS

  The Company is a party to an employment agreement with Mr. Duane C. Montopoli (the "Montopoli Employment Agreement"). The term of the Montopoli Employment Agreement shall continue until terminated by either the Company or Mr. Montopoli. Pursuant to the Montopoli Employment Agreement, Mr. Montopoli acts as President and Chief Executive Officer of the Company, and is entitled to receive an annual base salary of $275,000. Such annual salary may be increased from time to time in the discretion of the Board of Directors. Mr. Montopoli is eligible to receive a bonus for each calendar year during his term of employment provided he is employed on the last day of the calendar year. The bonus' target amount for any year shall be equal to 50% of Mr. Montopoli's base salary for such year and the actual amount of the bonus shall be determined by the Board of Directors within 60 days following the end of such year. In connection with the execution of the Montopoli

Employment Agreement, the Company granted to Mr. Montopoli ten-year options to purchase 200,000 shares of Common Stock, 133,333 of which have an exercise price of $31.875 and 66,666 of which have an exercise price of $43.50. Such options were to vest in five equal annual installments beginning January 30, 1998, unless sooner accelerated by certain "change of control" events. Under the terms of the Montopoli Employment Agreement, the Company is obligated to pay the premiums with respect to a term life insurance policy with a death benefit payable to Mr. Montopoli's named beneficiaries in the amount of $1 million. In the event Mr. Montopoli's employment is terminated by the Company other than for "Cause" or "Disability" (as such terms are defined in the Montopoli Employment Agreement), or if Mr. Montopoli terminates his employment for "Good Reason" (as defined in the Montopoli Employment Agreement), the Company shall (i) pay Mr. Montopoli a lump sum payment equal to his accrued but unpaid salary and a portion of the bonus he would have received for such year; (ii) continue his base salary for a period of 18 months; and (iii) continue benefits under the Company's employee welfare plans during the salary continuation period unless such benefits are provided by another employer. Mr. Montopoli is prohibited from competing with the Company for a period of 18 months following the termination of the Montopoli Employment Agreement.

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

  The Company is party to a non-competition and consulting agreement with Mr. John P. O'Malley III which expired on August 30, 1998 entered into in connection with the acquisition of NMR in August 1996 (the "NMR Acquisition"). Pursuant to such consulting agreement, Mr. O'Malley receives $550,000 annually, and the Company issued to Mr. O'Malley at the closing of the NMR Acquisition (i) five-year warrants to purchase 16,666 shares of Common Stock at an exercise price of $24.00 per share, and (ii) in exchange of his NMR employee stock options, four separate five-year stock purchase warrants to purchase 3,437; 9,166; 13,750; and 11,458 shares of Common Stock at exercise prices of $12.00, $10.08, $12.54 and $14.19, respectively. Subsequent to the closing of the NMR Acquisition, Mr. O'Malley was appointed Senior Vice President--Finance and Chief Financial Officer of the Company in September 1996 and he was removed from such position on November 8, 1997 for failure to perform certain of his functions as Chief Financial Officer. The Company is in litigation with Mr. O'Malley relating, in part, to Mr. O'Malley's consulting agreement. See "ITEM 3 - Litigation" and "ITEM 13 - Certain Relationships and Related Transactions."

  The Company is a party to an employment agreement with Mr. Geoffrey A. Whynot (the "Whynot Employment Agreement"). The term of the Whynot Employment Agreement shall continue until terminated by either the Company or Mr. Whynot. Pursuant to the Whynot Employment Agreement, Mr. Whynot acts as Senior Vice President--Finance and Chief Financial Officer of the Company, and is entitled to receive an annual base salary of $185,000. Such annual salary may be increased from time to time in the discretion of the Board of Directors. Mr. Whynot is also eligible to receive a bonus for each calendar year during this term of employment provided he is employed on the last day of the calendar year. For calendar year 1998, Mr. Whynot shall receive a bonus in an amount not less than $100,000. For all other calendar years, the target amount of the bonus shall be equal to 50% of Mr. Whynot's base salary for such year and the actual amount of the bonus shall be determined by the Board of Directors at its discretion and paid no later than March 15 of the calendar year following the calendar year for which the bonus is awarded. In connection with the execution of the Whynot Employment Agreement, the Company granted to Mr. Whynot ten-year options to purchase 53,333 shares of Common Stock at an exercise price of $31.875. Such options were to vest in four equal annual installments beginning March 23, 1999, unless sooner accelerated by certain "change of control" events. In the event Mr. Whynot's employment is terminated by the Company other than for "Cause" or "Disability" (as such terms are defined in the Whynot Employment Agreement), or if Mr. Whynot terminates his employment for "Good Reason" (as defined in the Whynot Employment Agreement), the Company shall (i) pay him a lump sum payment equal to his accrued but unpaid salary and a portion of the bonus he would have received for such year; (ii) continue his base salary for a period of 12 months; provided that such amounts will be offset by any compensation received from another employer; further, provided that if such termination occurs within 12 months following a "Change in Control" (as defined in the Whynot Employment Agreement), Mr. Whynot shall receive a lump sum payment equal to 12 months of his then base salary, which amount shall not be subject to reduction for any compensation earned from another employer; and (iii) continue benefits under the Company's employee welfare plans during the salary continuation period unless such benefits are provided by another employer. Mr. Whynot is prohibited from competing with the Company for a period of 12 months following the termination of the Whynot Employment Agreement.

  The Company is a party to an employment agreement with Mr. Christopher J. Joyce (the "Joyce Employment Agreement"). The term of the Joyce Employment Agreement shall continue until terminated by either the Company or Mr. Joyce. Pursuant to the Joyce Employment Agreement, Mr. Joyce acts as Senior Vice President--Legal Affairs and Administration which position includes serving as the Company's General Counsel and Secretary, and is entitled to receive an annual base salary of $170,000. Such annual salary may be increased from time to time in the discretion of the Board of Directors. Mr. Joyce is also eligible to receive a bonus for each calendar year during this term of employment provided he is employed on the last day of the calendar year. For calendar year 1998, Mr. Joyce shall receive a bonus not less than 50% of Mr. Joyce's base salary for such year. For all other calendar years, the target amount of the bonus shall be equal to 50% of Mr. Joyce's base salary for such year and the actual amount of the bonus shall be determined by the Board of Directors, in its discretion, and paid no later than March 15 of the calendar year following the calendar year for which the bonus is awarded. In connection with the execution of the Joyce Employment Agreement, the Company granted to Mr. Joyce ten-year options to purchase 40,000 shares of Common Stock at an exercise price of $31.875. Such options were to vest in four equal annual installments beginning April 6, 1999, unless sooner accelerated by certain "change of control" events. In the event Mr. Joyce's employment is terminated by the Company other than for "Cause" or "Disability" (as such terms are defined in the Joyce Employment Agreement), or if Mr. Joyce terminates his employment for "Good Reason" (as defined in the Joyce Employment Agreement), the Company shall (i) pay him a lump sum payment equal to his accrued but unpaid salary and a portion of the bonus he would have received for such year;
(ii) continue his base salary for a period of 9 months; and (iii) continue benefits under the Company's employee welfare plans during the salary continuation period unless such benefits are provided by another employer. Mr. Joyce is prohibited from competing with the Company for a period of nine months following the termination of the Joyce Employment Agreement.

  Following the Company's 1998 Annual Meeting of Stockholders on July 23, 1998 at which the stockholders approved the Company's 1998 Stock Option Plan (the "1998 Plan"), the Compensation Committee of the Board cancelled all of the options granted to Messrs. Montopoli, Whynot and Joyce in connection with their employment agreements described above. In exchange for such cancellation, on July 23, 1998, the Compensation Committee granted Messrs. Montopoli, Whynot and Joyce options to purchase 150,000, 41,666 and 31,333 shares of Common Stock, respectively (the "New Options"), under the 1998 Plan. The exercise price of $8.625 for all of the New Options granted to Messrs. Whynot and Joyce and 100,000 of the new Options granted to Mr. Montopoli equalled the fair market value of the Common Stock on the date of grant. The remaining 50,000 New Options granted to Mr. Montopoli were granted at an exercise price of $20.25, which represented $11.625 over the fair market value of the Common Stock on the date of grant. The Compensation Committee believes that such cancellation and exchange was warranted in order to continue to provide an appropriate incentive for Messrs. Montopoli, Whynot and Joyce to promote the success of the Company's business, and because each of these executives joined the Company only recently and after the end of the last fiscal year.

STOCK OPTION PLANS

  The information in this Report, including the information below concerning the Company's stock option plans, gives effect to the one-for-three reverse stock split of the Common Stock on July 24, 1998.

 1992 Stock Option Plan

  In July 1992, the Company adopted and approved the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1992 Plan provides for the award of options to purchase up to 80,000 shares of Common Stock, of which 47,334 were subject to outstanding options as of April 1, 1998. The 1992 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1992 Plan, full authority to select Company individuals eligible to participate in the 1992 Plan, including officers, directors (whether or not employees) and consultants. The 1992 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1992 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1992 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, no options were granted under the 1992 Plan.

 1995 Stock Option Plan

  In March 1995, the Company adopted and approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1995 Plan provides for the award of options to purchase up to 133,333 shares of Common Stock, of which 43,410 were subject to outstanding options as of April 1, 1998. The 1995 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1995 Plan, full authority to select Company individuals eligible to participate in the 1995 Plan, including officers, directors (whether or not employees) and consultants. The 1995 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1995 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1995 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, no options were granted under the 1995 Plan.

 1996 Stock Option Plan

  In February 1996, the Company adopted and approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Plan provides for the award of options to purchase up to 74,666 shares of Common Stock, of which 51,721 were subject to outstanding options as of April 1, 1998. The 1996 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1996 Plan, full authority to select Company individuals eligible to participate in the 1996 Plan, including officers, directors (whether or not employees) and consultants. The 1996 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1996 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1996 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, no options were granted under the 1996 Plan.

 1996 Stock Option Plan B

  In February 1996, the Company adopted and approved the 1996 Stock Option Plan B (the "1996 B Plan"). The 1996 B Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 B Plan provides for the award of options to purchase up to 333,333 shares of Common Stock, of which 160,109 were subject to outstanding options as of April 1, 1998. The 1996 B Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1996 B Plan, full authority to select Company individuals eligible to participate in the 1996 B Plan, including officers, directors (whether or not employees) and consultants. The 1996 B Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1996 B Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1996 B Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1997, 5,000 options were granted under the 1996 B Plan.

 1997 Stock Option Plan

  On May 27, 1997, the Company adopted and approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan was designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. As of April 1, 1998, there were 580,333 shares of Common Stock subject to outstanding options granted under the 1997 Plan. Due to the fact that the 1997 Plan was not presented to the Company's shareholders for approval within one year of the plan's adoption by the Company, all options granted pursuant to the 1997 Plan have lapsed and such grants are not deemed to be outstanding.

 1998 Stock Option Plan

  In July 1998, the Company's Board of Directors adopted and approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1998 Plan provides for the award of options to purchase up to 500,000 shares of Common Stock, of which 361,166 shares were subject to outstanding options as of September 1, 1998. The 1998 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1998 Plan, full authority to select eligible employees, consultants and directors of the Company and its subsidiaries that may participate in the 1998 Plan and the type, extent and terms of the options granted to them. The 1998 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1998 Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1998 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option.

1998 Non-Employee Director Stock Option Plan

  In July 1998, the Company's Board of Directors adopted and approved the 1998 Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan is designed to serve as an incentive for retaining qualified persons who are neither employees nor officers of the Company to service as members of the Board of Directors. The Directors Plan provides for the award of options to purchase up to 66,666 shares of Common Stock, of which 20,000 shares were subject to outstanding options as of September 1, 1998. The Directors Plan can be administered by either the Board of Directors or the Compensation Committee. Unless otherwise determined by the Compensation Committee, the Directors Plan provides for automatic grants of options to purchase up to 3,333 shares of Common Stock at the time a person becomes a non-employee director and on an annual basis thereafter. The options granted pursuant to the Directors Plan are not intended to be incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986). Options granted pursuant to the Directors Plan will have exercise prices equal to the fair market value of the Common Stock on the date of grant, will expire ten years from the date of grant and generally vest in equal quarterly installments over a one-year period.

OPTIONS AND WARRANTS GRANTED IN LAST FISCAL YEAR

  The following table sets forth certain information concerning options and warrants granted during fiscal 1997 to the Named Officers.

                                                                                  POTENTIAL
                                    INDIVIDUAL GRANTS                             REALIZABLE
                                           (1)                                     VALUE AT
                                    -----------------                           ASSUMED ANNUAL
                                    PERCENT OF TOTAL                            RATES OF STOCK
                                      OPTIONS/SARS                            PRICE APPRECIATION
                                       GRANTED TO     EXERCISE OR            FOR OPTION TERM (2)
                         OPTIONS      EMPLOYEES IN    BASE PRICE  EXPIRATION --------------------
          NAME           GRANTED       FISCAL YEAR      ($/SH)       DATE     5% ($)    10% ($)
          ----           -------    ----------------- ----------- ---------- --------- ----------
Lawrence Ramaekers......  8,333(3)            (4)       $54.375     5/2/99   $   7,507 $   40,798
                          8,333(3)            (4)       $ 63.00     5/2/99   $       0 $        0
                          8,333(3)            (4)       $ 75.00     5/2/99   $       0 $        0
William D. Farrell......    --             --               --         --          --         --
John P. O'Malley, III...    --             --               --         --          --         --
Gary I. Fields..........  8,333               (4)       $ 36.00    5/19/02   $  82,884 $  183,153
                         11,666               (4)       $ 42.00    5/19/02   $  46,038 $  186,414
Gregory Mikkelsen           --             --               --         --          --         --

--------
(1) Due to the fact that the 1997 Plan was not presented to the Company's shareholders for approval within one year of the plan's adoption by the Company, all options granted pursuant to the 1997 Plan have lapsed and such grants are not deemed to be outstanding.
(2) The 5% and 10% assumed annual rates of appreciation of the grant date market prices are mandated by rules of the Securities and Exchange Commission ("SEC") and do not reflect estimates or projections of future Common Stock prices. There can be no assurance that the amounts reflected in this table will be achieved.

(3) Represents warrants to purchase 25,000 shares of Common Stock issued to J. Alix in connection with its engagement by the Company to provide interim management services to the Company. Mr. Ramaekers, a principal of J. Alix, was appointed Acting President and Chief Executive Officer of the Company on November 2, 1997 and served in such capacity until February 2, 1998.

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

                          SHARES                                                       VALUE OF UNEXERCISED
                         ACQUIRED                NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS AT
                            IN       VALUE   OPTIONS AT DECEMBER 31, 1997            DECEMBER 31, 1997 ($)(1)
                         EXERCISE   REALIZED ------------------------------------    -------------------------
          NAME             (#)        ($)     EXERCISABLE          UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
          ----           --------   -------- --------------       ---------------    ----------- -------------
Lawrence J. Ramaekers...     --          --            25,000(2)                --    $      0          --
William D. Farrell......  17,500    $891,065            7,777                   --    $113,744          --
John P. O'Malley, III...   3,437(3) $192,197           55,486(4)              8,889   $619,796      $23,334
Gary I. Fields..........     --          --               --                    --         --           --
Gregory Mikkelsen.......   2,700    $136,513            2,855                11,111   $      0      $     0

--------

(1) On December 31, 1997 the last reported sales price for the Common Stock on the Nasdaq Market was $28.13.

(2) Represents warrants to purchase 25,000 shares of Common Stock issued to J. Alix in connection with its engagement by the Company to provide interim management services to the Company. Mr. Ramaekers, a principal of J. Alix, was appointed Acting President and Chief Executive Officer of the Company on November 2, 1997 and served in such capacity until February 2, 1998.

(3) Represents shares underlying warrants issued to Mr. O'Malley, the former Executive Vice-President--Finance and Chief Financial Officer of NMR, in connection with the NMR Acquisition. See "Executive Compensation--Employment Agreements."

(4) Of such total amount of shares, 51,040 shares represent shares underlying warrants issued to Mr. O'Malley, the former Executive Vice-President-- Finance and Chief Financial Officer of NMR, in connection with the NMR Acquisition. See "Executive Compensation--Employment Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table set forth as of September 8, 1998 the number and percentage of shares of Common Stock held by (i) each of the Named Officers and directors of the Company, (ii) all persons who are known by the Company to be the beneficial owners of, or who otherwise exercise voting or dispositive control over, five percent or more of the Company's outstanding Common Stock and
(iii) all of the Company's present executive officers and directors as a group:

        BENEFICIAL                                   COMMON STOCK PERCENTAGE OF
          OWNER                                        OWNED(1)    OUTSTANDING
        ----------                                   ------------ -------------
Gary N. Siegler(2)(3)...............................  1,442,698       17.4%
 c/o Siegler, Collery & Co.
 10 East 50th Street
 New York, NY 10022
Duane C. Montopoli(4)...............................     49,400          *
Gary L. Fuhrman(5)..................................     37,530          *
John H. Josephson(6)................................     14,790          *
D. Gordon Strickland................................      2,000          *
Sally W. Crawford...................................      5,000          *
Geoffrey A. Whynot..................................      4,500          *
Christopher J. Joyce................................        500          *
Peter M. Collery(2)(7)..............................  1,030,662       13.0%
 c/o Siegler, Collery & Co.
 10 East 50th Street
 New York, NY 10022
Fir Tree Partners(8)................................    953,666       12.0%
 1211 Avenue of the Americas
 29th Floor
 New York, New York 10036
StarMed Investors, L.P.(2)..........................    480,362        6.1%
 c/o Siegler, Collery & Co.
 10 East 50th Street
 New York, NY 10022
HHH Investments Limited Partnership(9)..............    443,333        5.6%
 920 King Street
 Wilmington, DE 19801
TJS Partners, L.P.(10)..............................    790,247        9.9%
 115 East Putnam Avenue
 Greenwich, CT 06830
William D. Farrell..................................      8,277          *
John P. O'Malley, III(11)...........................     56,991          *
Gary I. Fields......................................      2,333          *
All executive officers and Directors as a group (9    1,556,418       18.6%
 in
 number) (2)(3)(4)(5)(6)............................

--------
  * Less than one percent.
 (1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them.

 (2) Messrs. Siegler and Collery, due to their joint ownership of Siegler Collery and other affiliates which control StarMed Investors, L.P. (which is included in the table), and certain other entities which beneficially own an aggregate of 481,401 shares of Common Stock are each deemed to beneficially own all of the shares of Common Stock owned of record by all such entities.

 (3) Includes 202,887 shares underlying outstanding options which are exercisable immediately or within 60 days, 67,632 shares owned by The Gary N. Siegler Foundation, a charitable foundation, and warrants to acquire 175,000 shares of Common Stock held by 712 Advisory Services, Inc. Mr. Siegler is deemed to beneficially own all of the shares of Common Stock owned of record by such entities.

 (4) Includes 30,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

 (5) Includes 12,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

 (6) Includes 13,333 shares underlying outstanding options which are exercisable immediately or within 60 days.

 (7) Includes 17,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

 (8) Based solely upon information contained in a Schedule 13D, as amended, filed with the SEC. According to the Schedule 13D, Mr. Jeffrey Tannenbaum, in his capacity as the sole shareholder, executive officer, director and principal of Fir Tree Partners, may also be deemed to be the beneficial owner of the shares held by Fir Tree Partners.

 (9) Based solely upon information contained in a Schedule 13D, as amended by Amendments Nos. 1, 2 and 3 thereto, filed with the SEC. As disclosed in Amendment No. 3 to such Schedule 13D filed with the SEC on June 17, 1998, the total in the table excludes (i) an aggregate of 127,508 shares of Common Stock owned by three corporations, the sole shareholders of which are the limited partners of HHH Investments Limited Partnership ("HHH"),
     (ii) 13,333 shares of Common Stock owned by The Francis D. Hussey, Jr. Pension Plan (the "Pension Plan") and (iii) 3,333 shares of Common Stock owned by Francis D. Hussey, Jr. Mr. Hussey is the president of the general partner of HHH and is the trustee and a beneficiary of the Pension Plan.

(10) Based solely upon information contained in a Schedule 13D filed with the SEC. According to the Schedule 13D, Mr. Thomas J. Salvatore, in his capacity as the general partner of TJS Management, L.P., the general partner of TJS Partners, L.P., may also be deemed to be the beneficial owner of the shares held by TJS Partners, L.P.

(11) Includes 4,444 shares underlying outstanding options which are exercisable immediately or within 60 days and warrants to acquire 51,040 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1997, in connection with the placement of the Series C Convertible Preferred Stock, the Company paid $967,000 in fees and expenses to the placement agent, Arnhold and S. Bleichroeder, Inc. ("ASB"), of which Gary Fuhrman, a director of the Company, is an executive officer and director. In addition, ASB acted as placement agent for the private placement of certain of the Company's debentures in 1996 and 1995 for which it was paid placement agent fees and expenses in 1996 and 1995 of $356,650 and $247,500, respectively. Also during 1997, for legal services rendered to the Company, the Company paid legal fees and expenses in the amount of $971,000 to Werbel & Carnelutti, of which Stephen Davis, a former director of the Company, is a partner. Mr. Davis' firm also performed legal services for the Company during 1996 and 1995. In addition, during 1997, the Company reimbursed the managing underwriter of the Company's October 1996 public offering $84,000 in charter fees (which rates were at or below market rates) for the use by the managing underwriter and the Company of an airplane owned by an affiliate of Mr. Gary
N. Siegler, a director of the Company and former Chairman of the Board of the Company, during the public offering roadshow.

  In 1997 and previous years, the Company paid an annual financial advisory fee to 712 Advisory Services, Inc., a financial advisory firm of which Mr. Gary N. Siegler is the sole stockholder, sole director and president (the "Affiliate"). Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate. Such fees amounted to $112,500, $102,000 and $225,000 in the years ended December 31, 1997, 1996, and 1995, respectively. During the year ended December 31, 1997, the Company also paid transaction related advisory fees and expenses (including fees associated with the issuance of the Senior Notes) to the Affiliate of $1,761,000 and issued to the Affiliate warrants to purchase 225,000 shares of the Company's Common stock exercisable at prices ranging from $30.93 to $37.77 per share for financial advisory services rendered to the Company in connection with such transactions. As discussed below, pursuant to recommendations made by a special committee of the Board of Directors, the Affiliate has reimbursed to the Company $1,536,000 of the fees paid to the Affiliate for services rendered in 1997 and waived $112,500 of fees payable for 1997. In addition, during 1996, the Company paid transaction related advisory fees and expenses to the Affiliate of $363,000 and issued to the Affiliate warrants to purchase 40,000 shares of Common Stock at $27.00 per share for services rendered to the Company in connection with the Company's acquisition of NMR, a public offering by the Company of its Common Stock and other transactions.

  In order to compensate officers, directors, employees and consultants to the Company for services rendered or to be rendered to the Company, the Company from time to time has granted options at fair market value to such individuals. As of December 31, 1997, stock options to purchase 489,555 shares of the Company's Common Stock had been issued to Mr. Siegler and Mr. Koffler. Included in this amount were stock options to purchase 250,000 shares and 5,000 shares of the Company's Common Stock which were granted to Mr. Siegler and Mr. Koffler, respectively, under the 1997 Plan. As discussed below, Mr. Siegler and Mr. Koffler voluntarily agreed to relinquish the stock options that were granted to them under the 1997 Plan and to permit the Board's Compensation Committee, with the assistance of compensation experts, to determine the appropriate director compensation for them for 1997.

  Additionally, in September 1997, the Company acquired, for $3.25 million, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights. The general partner of the Partnership is Dune Jet Services, Inc., a Delaware corporation, the sole stockholder of which is Mr. Siegler. In October 1997, the Company's interest in the Partnership was repurchased by the Partnership at cost plus interest following discussions among management (members of which expressed objections to such acquisition), a special committee of the Company's Board of Directors (the "Committee"), and other members of the Board of Directors (including Mr. Siegler).

  In February 1995, the Company consummated the acquisition (the "Maternity Acquisition") of Maternity Resources, Inc. ("Maternity"), a manufacturer and retailer of maternity apparel. The Maternity Acquisition was consummated pursuant to a stock purchase agreement (the "Maternity Agreement") among the Company, Maternity and the securityholders of Maternity (the "Maternity Sellers"). Pursuant to the Maternity Agreement, the Company acquired 100% of the issued and outstanding common stock and preferred stock of Maternity from the Maternity Sellers in exchange for an aggregate of 160,000 shares of Common Stock and preferred stock of the Company. Messrs. Gary N. Siegler, a director of the Company, and Peter M. Collery, a former director of the Company, were directors and executive officers of, and securityholders in, the Maternity Sellers.

INDEPENDENT COMMITTEE INVESTIGATION INTO RELATED-PARTY TRANSACTIONS

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

  To oversee the review, the Board formed the Committee consisting of directors who were not officers, directors, employees, stockholders or otherwise affiliates of the Affiliate. The Committee retained, on behalf of the Company, outside counsel with which neither the Company nor any of its directors has or had any current or prior relationship, to assist and advise the Committee in the conduct of the review. Mr. Siegler, on behalf of the Affiliate, expressed its position that the related-party transactions and fees are and were proper, but nevertheless advised the Committee that the Affiliate would return to the Company any sums that the Committee deemed improper.

  Thereafter, in response to expressions of dissatisfaction with the Committee and its ongoing review, as well as disclosure related thereto, by certain members of management who questioned, among other things, the Committee's ability to conduct an independent review, the Board determined, and the Company announced, that it was seeking to add to the Board two new independent directors. The new directors, who would retain other independent counsel of their choice, would assume ultimate responsibility for the review. Mr. Siegler and the Affiliate thereafter restated that although they believe that all related-party transactions and financial advisory fees are and were proper, they nevertheless agreed to abide by the findings of the Company's independent review and to return to the Company any sums that the Committee deemed improper. On December 8, 1997, D. Gordon Strickland and Peter J. Powers were appointed to the Board of Directors of the Company and to serve as the members of the Committee that was formed to examine the related-party transactions. The Committee engaged the law firm of Kaye, Scholer, Fierman, Hays & Handler to advise and assist its examination.

  The Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report.

  The Committee reported to the directors that it had determined that: (i) there was no evidence of any federal or state crimes or securities law violations in connection with the related party transactions in question; (ii) all related-party matters were disclosed in public filings; (iii) the Affiliate performed acquisition advisory services fully consistent with the expectations and understanding of the committee of outside directors that had approved the Affiliate's acquisition fees; and (iv) the acquisition advisory fees paid to the Affiliate in connection with the Company's acquisitions in 1997 were within the range of customary acquisition advisory fees paid to investment bankers on transactions of similar size.

  The Committee also recommended and the Board of Directors has adopted the following measures to improve corporate governance:

  . To avoid any appearance of possible conflicts of interest, the Board adopted a policy disfavoring related-party transactions. The policy can be subject to exceptional circumstances, but even exceptional circumstances will be considered only in the informed judgment of the Board or an independent committee, assisted by independent counsel.

  . The Chief Executive Officer of the Company, with the assistance of the Company's general counsel and in consultation with the Board of Directors, will be responsible for the selection of all outside counsel, bearing in mind the policy disfavoring related-party transactions. To avoid any appearance of possible conflicts of interest, corporate counsel advising on issues of corporate governance and disclosure will have no relationship to any member of the Board of Directors. Without limiting the generality of the foregoing, no director of the Company will be a member of or counsel to such law firm. Corporate counsel advising on such issues will not otherwise provide legal services to any member of the Board of Directors, including entities affiliated with Board members.

  . Absent exceptional circumstances, all related-party contracts, unless manifestly immaterial, will be filed publicly with appropriate SEC filings.

  . The Compensation Committee has been authorized and directed to formulate clear written standards for reimbursement of director expenses, subject to review by the Board of Directors.

  In addition to the foregoing, the Committee recommended and the Board of Directors has determined to endeavor to reconfigure the Board to give outside directors a majority of its seats and select a new chairman from the outside directors.

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

  Mr. Siegler and Mr. Koffler also agreed voluntarily to relinquish 255,000 stock options that were granted to them in May 1997 and permit the Board's Compensation Committee, with the assistance of compensation experts, to determine the appropriate director compensation for them for 1997.

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

                                 EXHIBIT INDEX

      3.1  Company's Certificate of Incorporation, as amended to date.*
      3.2  Company's By-Laws, as amended.*
      3.3  Certificate of Designations, Preferences and Rights of the Company's Series C Convertible Preferred
           Stock.**
      4.1  Common Stock Specimen Certificate.*
      4.2  Shareholder Rights Plan of the Company, dated September 15, 1996.***
     10.1  Note Purchase Agreement ($52,000,000 7.77% Senior Notes), dated as of February 20, 1997, between the
           Company and the Purchasers listed therein.****
     10.2  Note Purchase Agreement ($20,000,000 8.10% and $6,000,000 8.01% Senior Notes), dated as of June 26,
           1997, between the Company and the Purchasers listed therein.*****
     10.3  Securities Purchase Agreement, dated as of July 21, 1997, between the Company and RGC International
           Investors, LDC.**
     10.4  Registration Rights Agreement, dated as of July 21, 1997, between the Company and RGC International
           Investors, LDC.**
     10.5  $15,000,000 Promissory Note, dated December 29, 1997, payable to DVI Financial Services Inc. together with Warrant, dated 1997 to purchase 100,000 shares of Common Stock#
     10.6  1992 Stock Option Plan.*
     10.7  1995 Stock Option Plan of the Company.******
     10.8  1996 Stock Option Plan of the Company.*******
     10.9  1996 Stock Option Plan B of the Company. *******
    10.10  Warrant, dated December 30, 1997, to purchase 817,000 shares of Common Stock issued to RGC
           International, LDC.*********
    10.11  Employment Agreement, dated January 30, 1998, between the Company and Duane C. Montopoli.*********
    10.12  Employment Agreement, dated March 23, 1998, between the Company and Geoffrey A. Whynot.*********
    10.13  Employment Agreement, dated April 6, 1998, between the Company and Christopher J. Joyce*********
    10.14  Stock Purchase Agreement dated as of July 8, 1998 between the Company and RehabCare Group Inc. and Healthcare Staffing Solutions, Inc.**********
    10.15  1998 Stock Option Plan**********
    10.16  1998 Non-Employee Director Stock Option Plan**********
       16  Letter re:  Change in Certifying Accountants.********
     21.1  List of Subsidiaries.*********
     23.1  Consent of Independent Auditors - Ernst & Young LLP.#
     23.2  Consent of Independent Accountants - Coopers & Lybrand LLP.#
     27.1  Financial Data Schedule.#


____________________

*            Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No.
             33-48848).
**           Incorporated herein by reference from the Company's Current Report on Form 8-K dated July 21, 1997.
***          Incorporated herein by reference from the Company's Current Report on Form 8-K dated September 13,
             1996.
****         Incorporated herein by reference from the Company's Current Report on Form 8-K dated March 4, 1997.
*****        Incorporated herein by reference from the Company's Current Report on Form 8-K dated June 26, 1997.
******       Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995.
*******      Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996.
********     Incorporated herein by reference from the Company's Current Report on Form 8-K/A filed on December
             24, 1997, amending the Company's Current Report on Form 8-K dated December 4, 1997.
*********    Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended
             December 31, 1997.
**********   Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File Number
             333-24865)
#            Filed herewith.

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

                                 Medical Resources Inc.

                                 By: /s/ DUANE C. MONTOPOLI
                                     ---------------------------

                                     CHIEF EXECUTIVE
                                     OFFICER (PRINCIPAL EXECUTIVE
                                       OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT IN THE CAPACITIES SET FORTH BELOW AND ON SEPTEMBER 28, 1998

              SIGNATURE                         CAPACITY IN WHICH SIGNED

                                          Chairman of the Board of Directors
    /s/ D. Gordon Strickland
-------------------------------------
        D. GORDON STRICKLAND

         /s/ Gary N. Siegler              Director
-------------------------------------
           GARY N. SIEGLER

          /s/ Gary Fuhrman                Director
-------------------------------------
            GARY FUHRMAN

         /s/ John Josephson               Director
-------------------------------------
           JOHN JOSEPHSON

        /s/ Sally W. Crawford             Director
-------------------------------------
          SALLY W. CRAWFORD

         /s/ Peter B. Davis               Director
-------------------------------------
           PETER B. DAVIS

       /s/ Duane C. Montopoli             President and Chief Executive
-------------------------------------      Officer (Principal Executive
         DUANE C. MONTOPOLI                Officer)

       /s/ Geoffrey A. Whynot             Chief Financial Officer (Principal
-------------------------------------      Financial/Accounting Officer)
         GEOFFREY A. WHYNOT

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

                                          /s/ Ernst & Young LLP

Hackensack, New Jersey

May 26, 1998 except for Note 16,
as to which the date is August 18, 1998

                            MEDICAL RESOURCES, INC.

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

                                          /s/ Coopers & Lybrand L.L.P.

Parsippany, New Jersey
March 28, 1997

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                       ASSETS
Current Assets:
 Cash and cash equivalents...........................    $ 23,198     $ 15,346
 Short-term investments..............................         --         1,663
 Cash and short-term investments, restricted.........         600        4,500
 Accounts receivable, net............................      65,887       39,878
 Other receivables...................................       5,430        2,291
 Prepaid expenses....................................       7,027        3,715
 Income taxes recoverable............................       6,504          --
 Deferred tax assets, net............................       2,492        3,354
                                                         --------     --------
 Total current assets................................     111,138       70,747
                                                         --------     --------
Property and equipment, net..........................      64,343       24,397
Goodwill, net........................................     149,624       62,639
Other intangible assets, net.........................       6,836        2,119
Other assets.........................................       4,189        1,216
Deferred tax assets, net.............................       2,353        2,351
Restricted cash......................................         473        1,045
                                                         --------     --------
 Total assets........................................    $338,956     $164,514
                                                         ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Senior Notes due 2001 through 2005, classified as
  current............................................    $ 78,000     $    --
 Notes and mortgages payable, classified as current..       3,206          --
 Capital lease obligations, classified as current....       9,555          --
 Current portion of notes and mortgages payable......      13,313        6,729
 Current portion of capital lease obligations........      10,311        5,992
 Borrowings under line of credit.....................       3,744          --
 Accounts payable....................................      13,141       10,903
 Accrued expenses....................................      28,018        2,167
 Income taxes payable................................         --         2,064
 Common stock subject to redemption..................       9,734          --
 Other current liabilities...........................         290          117
                                                         --------     --------
 Total current liabilities...........................     169,312       27,972
Notes and mortgages payable, less current portion....      21,539       12,638
Obligations under capital leases, less current
 portion.............................................      16,361        8,373
Convertible debentures...............................         --         6,988
Other long term liabilities..........................         178          108
                                                         --------     --------
 Total liabilities...................................     207,390       56,079
Minority interest....................................       4,662        2,051
Stockholders' equity:
 Common stock, $.01 par value; authorized 50,000
  shares, 7,296 issued and outstanding at December
  31, 1997 and 6,198 issued and 6,109 outstanding at
  December 31, 1996..................................          73           62
 Common stock to be issued; 200 shares...............         --         1,721
 Series C Convertible Preferred Stock, $1,000 per
  share stated value; 18 shares issued and
  outstanding (liquidation preference of 3% per
  annum).............................................      18,242          --
 Additional paid-in capital..........................     138,810      103,052
 Unrealized appreciation of investments..............         --            26
 Retained earnings (deficit).........................     (30,221)       2,956
 Less 89 common shares in Treasury, at cost..........         --        (1,433)
                                                         --------     --------
 Total stockholders' equity..........................     126,904      106,384
                                                         --------     --------
 Total liabilities and stockholders' equity..........    $338,956     $164,514
                                                         ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       1997      1996    1995
                                                     ---------  ------- -------
Net service revenues...............................   $144,412  $64,762 $35,860
Imaging center operating costs:
  Technical services payroll and related expenses..     33,552   10,836   6,815
  Medical supplies.................................      9,286    4,223   2,439
  Diagnostic equipment maintenance.................      7,761    3,274   1,647
  Independent contractor fees......................      6,810    1,202     437
  Administrative expenses..........................     22,878   11,937   5,252
  Other center level costs.........................      8,947    3,354   1,430
Provision for uncollectible accounts receivable....     20,364    4,705   3,378
Corporate general and administrative...............     12,157    4,567   2,994
Depreciation and amortization......................     18,733    6,964   4,274
Stock-option based compensation....................      2,536      --      --
Loss on impairment of goodwill and other long lived
 assets............................................     12,962      --      --
Other unusual charges..............................      9,723      --      --
                                                     ---------  ------- -------
    Operating income (loss)........................    (21,297)  13,700   7,194
Interest expense, net..............................      8,814    2,834   1,829
                                                     ---------  ------- -------
Income (loss) from continuing operations before
 minority interest and income taxes................    (30,111)  10,866   5,365
Minority interest (loss)...........................        636      308    (124)
                                                     ---------  ------- -------
Income (loss) from continuing operations before
 income taxes......................................    (30,747)  10,558   5,489
Provision for income taxes.........................      1,221    3,575   1,243
                                                     ---------  ------- -------
Income (loss) from continuing operations...........    (31,968)   6,983   4,246
Discontinued operations, net of tax:
  Income (loss) from discontinued operations (net
   of income tax provision of $1,079, $587 and
   $103, respectively).............................        729      271  (1,180)
  Loss on sale of discontinued business (net of tax
   benefit of $656)................................        --       --   (1,376)
                                                     ---------  ------- -------
  Income (loss) from discontinued operations.......        729      271  (2,556)
                                                     ---------  ------- -------
Net income (loss)..................................    (31,239)   7,254   1,690
Charges related to restricted common stock and
 convertible preferred stock.......................     (1,938)     --      --
                                                     ---------  ------- -------
Net income (loss) applicable to common
 stockholders......................................  $ (33,177) $ 7,254 $ 1,690
                                                     ---------  ------- -------
Income (loss) per common share applicable to common
 stockholders:
 Basic--
  Net income (loss) per share before discontinued
   operations......................................  $   (4.96) $  1.86 $  1.65
  Discontinued operations..........................        .11      .07    (.99)
                                                     ---------  ------- -------
  Net income (loss) per share......................  $   (4.85) $  1.93 $  0.66
                                                     ---------  ------- -------
 Diluted--
  Net income (loss) per share before discontinued
   operations......................................  $   (4.96) $  1.72 $  1.64
  Discontinued operations..........................        .11      .06    (.99)
                                                     ---------  ------- -------
  Net income (loss) per share......................  $   (4.85) $  1.78 $  0.65
                                                     =========  ======= =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                      1997      1996     1995
                                                    --------  --------  -------
Cash flows from operating activities:
Net income (loss).................................  $(31,239) $  7,254  $ 1,690
                                                    --------  --------  -------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization....................    19,334     7,466    4,567
 Provision for uncollectible accounts receivable..    20,656     4,784    3,378
 Deferred income tax provision....................      (836)     (841)  (2,161)
 Stock-option based compensation expense..........     2,536       --       --
 Expense incurred in connection with warrants
  issued to preferred stockholders................     2,051       --       --
 Loss on impairment of goodwill and other long
  lived assets....................................    12,962       --       --
 Loss on sale of discontinued business............       --        --     1,376
 Other, net.......................................       112        94      149
Changes in operating assets and liabilities:
 Accounts receivable..............................   (30,270)  (14,386)  (6,309)
 Other receivables................................    (2,219)   (1,814)    (171)
 Prepaid expenses.................................    (2,403)   (1,502)    (614)
 Income taxes recoverable or payable..............    (7,568)    2,186     (323)
 Other assets.....................................    (3,253)   (1,495)     (27)
 Accounts payable and accrued expenses............    16,560     2,081        4
 Other current liabilities........................      (315)   (1,510)     568
 Other long-term liabilities......................    (1,430)     (867)     208
                                                    --------  --------  -------
 Total adjustments................................    25,917    (5,804)     645
                                                    --------  --------  -------
 Net cash provided by (used in) operating
  activities......................................    (5,322)    1,450    2,335
                                                    --------  --------  -------
Cash flows from investing activities:
Purchase of property and equipment................    (5,429)   (1,070)    (877)
Acquisition of diagnostic imaging centers, net of
 cash acquired....................................   (57,883)   (6,411)  (1,764)
Acquisition of temporary staffing offices, net of
 cash acquired....................................       176    (2,314)     --
Acquisition of Dalcon Technologies, Inc., net of
 cash acquired....................................      (615)      --       --
Investment in diagnostic imaging center joint
 venture..........................................    (1,000)
Costs associated with refinancing of assets under
 capital leases...................................    (1,461)      --       --
Sale (purchase) of short-term investments, net....     6,109    (1,637)     600
Purchase of restricted short-term investments.....       --     (4,500)     --
Increase in restricted cash.......................       --       (600)     --
Change in net assets of discontinued business.....       --        --     1,396
Other, net........................................       --       (171)     --
                                                    --------  --------  -------
 Net cash used in investing activities............   (60,103)  (16,703)    (645)
                                                    --------  --------  -------
Cash flows from financing activities:
Proceeds from Senior Notes, net of issuance costs.    76,523       --       --
Proceeds from issuance of preferred stock, net....    16,965       --       --
Proceeds from sale/leaseback transactions.........     9,866       --       --
Proceeds from borrowings under notes payable......     7,850     1,229      --
Borrowings under line of credit...................     3,744       --       --
Proceeds from common stock offering...............       --     25,944      --
Common stock issuance cost........................       --       (780)     --
Proceeds from exercise of options and warrants....     2,696     2,020      --
Note and capital lease repayments in connection
 with acquisitions................................   (13,799)      --       --
Note and capital lease repayments in connection
 with Senior Notes transaction....................   (13,764)      --       --
Note and capital lease repayments in connection
 with sale/leaseback transactions.................    (4,822)      --       --
Principal payments under capital lease
 obligations......................................    (6,651)   (4,805)  (3,043)
Principal payments on notes and mortgages payable.    (5,312)   (2,968)  (1,119)
Proceeds from (redemption of) convertible
 debentures.......................................       (19)    6,533    4,103
Purchase of treasury stock........................       --        (64)  (1,368)
Purchase of Maternity preferred stock.............       --        --      (269)
                                                    --------  --------  -------
 Net cash provided by (used in) financing
  activities......................................    73,277    27,109   (1,696)
                                                    --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents......................................     7,852    11,856       (6)
Cash and cash equivalents at beginning of year....    15,346     3,935    3,941
Reclassification of prior year restricted cash....       --       (445)     --
                                                    --------  --------  -------
Cash and cash equivalents at end of year..........  $ 23,198  $ 15,346  $ 3,935
                                                    ========  ========  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                         1997    1996    1995
                                                       -------- ------- -------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for--
 Income taxes........................................  $ 11,091 $ 3,440 $ 1,982
 Interest............................................     7,201   2,639   1,894
Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
Capital lease obligations and notes payable incurred
 for diagnostic imaging and computer equipment.......    13,654   2,469   1,159
Capital lease obligations assumed in connection with
 acquisitions........................................    26,612   6,749     --
Notes payable obligations assumed in connection with
 acquisitions........................................    36,505  13,850     --
Conversion of subordinated debentures to Common
 Stock, net of issuance costs........................     6,636   5,735     --
Issuance of Common Stock in connection with
 acquisitions........................................    17,281  47,938   3,448
Common stock subject to redemption...................     9,734
Issuance of warrants in connection with acquisitions.     3,853     975     --
Issuance of warrants to convertible preferred
 stockholders........................................     2,051     --      --
Issuance of notes payable in connection with
 acquisitions........................................     4,250   1,848     --
Tax benefit from exercise of stock options...........     1,000     --      --
Maternity debt forgiveness treated as capital
 contribution........................................       --      --    1,022



   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                            COMMON             ADDITIONAL RETAINED   TREASURY  UNREALIZED
                                    COMMON STOCK TO  PREFERRED  PAID-IN   EARNINGS    SHARES   APPREC. ON
                           TOTAL    STOCK  BE ISSUED   STOCK    CAPITAL   (DEFICIT)  AT COST   INVESTMENTS
                          --------  ------ --------- --------- ---------- ---------  --------  -----------
Balance at January 1,
 1995...................  $ 11,873   $ 24                       $ 18,407  $ (6,558)
Issuance of Common Stock
 related to acquisition
 of diagnostic imaging
 centers................     3,448      2   $ 1,721                1,725
Maternity debt
 forgiveness treated as
 a capital contribution.     1,022                                 1,022
Maternity short period
 (1/1-1/31/95)..........       570                                             570
Redemption by Maternity
 of its preferred stock.      (269)                                 (269)
Preferred stock buyout..         1                                     1
Purchase of treasury
 shares.................    (1,368)                                                  $(1,368)
Net income..............     1,690                                           1,690
                          --------   ----   -------   -------   --------  --------   -------      -----
Balance at December 31,
 1995...................    16,967     26     1,721               20,886    (4,298)   (1,368)
Issuance of Common Stock
 related to acquisition
 of diagnostic imaging
 centers................    47,938     19                         47,919
Warrants issued related
 to acquisition of
 diagnostic imaging
 centers................       975                                   975
Net proceeds from public
 offering of 1,226,667
 shares of Common Stock.    25,944     12                         25,932
Public offering issuance
 costs..................      (780)                                 (780)
Conversion of
 subordinated debentures
 into Common Stock......     5,735      4                          5,731
Exercise of stock
 options................     2,022      1                          2,021
Tax benefit from
 exercise of stock
 options................       368                                   368
Unrealized appreciation
 on investment..........        26                                                                $  26
Purchase of treasury
 shares.................       (65)                                                      (65)
Net income..............     7,254                                           7,254
                          --------   ----   -------   -------   --------  --------   -------      -----
Balance at December 31,
 1996...................   106,384     62     1,721              103,052     2,956    (1,433)        26
Issuance of Common Stock
 related to acquisition
 of diagnostic imaging
 centers................    10,673      4    (1,721)              10,957               1,433
Issuance of Common Stock
 related to acquisition
 of staffing offices....     2,000     --                          2,000
Issuance of Common Stock
 related to acquisition
 of Dalcon Technologies.     1,934     --                          1,934
Warrants issued related
 to acquisition of
 diagnostic imaging
 centers................     3,853                                 3,853
Warrants issued in
 connection with
 preferred stock........     2,051                                 2,051
Warrants issued in
 connection with long-
 term borrowings........       337                                   337
Conversion of
 debentures.............     6,635      5                          6,630
Exercise of stock
 options and warrants...     2,696      1                          2,695
Stock-option based
 compensation expense...     2,536                                 2,536
Tax benefit from
 exercise of stock
 options................     1,000                                 1,000
Common Stock issued in
 connection with
 acquisition earnout....     2,676      1                          2,675
Issuance of Convertible
 Preferred Stock........    16,965                    $18,000     (1,035)
Accretion of Convertible
 Preferred Stock........       --                         242                 (242)
Increase in price
 protection related to
 certain restricted
 common stock...........    (1,696)                                         (1,696)
Other, net..............        99                                   125                            (26)
Net loss................   (31,239)                                        (31,239)
                          --------   ----   -------   -------   --------  --------   -------      -----
Balance at December 31,
 1997...................  $126,904   $ 73   $   --    $18,242   $138,810  $(30,221)  $   --       $ --
                          ========   ====   =======   =======   ========  ========   =======      =====

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

 General

  Medical Resources, Inc., (herein referred to as "MRI" and collectively with its subsidiaries, affiliated partnerships and joint ventures, referred to herein as the "Company") specializes in the operation and management of diagnostic imaging centers. The Company operates and manages primarily fixed-site, free-standing outpatient diagnostic imaging centers (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company's diagnostic imaging segment also develops and sells radiology industry information systems through its subsidiary, Dalcon Technologies, Inc.

  Through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), the Company provides temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold the stock of StarMed to RehabCare Group, Inc. for gross proceeds of $33,000,000 (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations. See Note 16 of Notes to Consolidated Financial Statements.

  During July 1998, the Company's shareholders approved a reverse stock split of the Company's outstanding shares of Common Stock. As a result of the reverse stock split, each three outstanding shares of Common Stock were automatically converted into one share of new Common Stock. The Company effected the reverse stock split in order to meet the minimum bid price requirement for continued listing on the Nasdaq Stock Market. The share data included herein have been adjusted to reflect the impact of the reverse stock split.

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

                            MEDICAL RESOURCES, INC.

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

    Type I--The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount.

    Type II--The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physicians fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount.

    Type III--The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors.

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

                            MEDICAL RESOURCES, INC.

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

                            MEDICAL RESOURCES, INC.

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

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
   Goodwill
     Gross intangible........................................ $157,362  $65,666
     Less accumulated amortization...........................   (7,738)  (3,027)
                                                              --------  -------
       Net................................................... $149,624  $62,639
                                                              ========  =======
   Other intangibles
     Gross intangibles....................................... $  9,484  $ 3,996
     Less accumulated amortization...........................   (2,648)  (1,877)
                                                              --------  -------
       Net................................................... $  6,836  $ 2,119
                                                              ========  =======

  Amortization expense from continuing operations for goodwill was $5,626,000, $1,039,000 and $161,000 in 1997, 1996 and 1995, respectively. Amortization expense for other intangibles was $1,151,000, $506,000 and $337,000 in 1997, 1996 and 1995, respectively.

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

                            MEDICAL RESOURCES, INC.

 Earnings Per Share

  Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The adoption of SFAS No. 128 requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus the potentially issuable common shares related to outstanding stock options, warrants and convertible debt. Earnings per share amounts for prior periods, including related quarters, have been restated to conform to the requirements of SFAS No. 128. The computations of basic earnings per share and diluted earnings per share were as follows (in thousands, except per share amounts):

                                                        1997     1996   1995
                                                      --------  ------ -------
BASIC EARNINGS PER SHARE INFORMATION
Income (loss) from continuing operations............. $(31,968) $6,983 $ 4,246
Income (loss) from discontinued operations...........      729     271  (2,556)
                                                      --------  ------ -------
Net income (loss)....................................  (31,239)  7,254   1,690
Charges related to restricted common stock and
 convertible preferred stock.........................   (1,938)    --      --
                                                      --------  ------ -------
Net income (loss) applicable to common Stockholders.. $(33,177) $7,254 $ 1,690
                                                      ========  ====== =======
Weighted average number of common shares.............    6,832   3,760   2,577
                                                      ========  ====== =======
Net income (loss) per share before discontinued
 operations.......................................... $  (4.96) $ 1.86 $  1.65
Discontinued operations..............................     0.11    0.07   (0.99)
                                                      --------  ------ -------
Basic earnings per share............................. $  (4.85) $ 1.93 $  0.66
                                                      ========  ====== =======
DILUTED EARNINGS PER SHARE INFORMATION
Income (loss) from continuing operations............. $(31,968) $6,983 $ 4,246
Loss from discontinued operations....................      729     271  (2,556)
                                                      --------  ------ -------
Net income (loss)....................................  (31,239)  7,254   1,690
Interest savings from conversion of convertible
 subordinated debentures.............................      --      405     --
Charges related to restricted common stock and
 convertible preferred stock.........................   (1,938)    --      --
                                                      --------  ------ -------
Net income (loss) applicable to common Stockholders
 after assumed conversions........................... $(33,177) $7,659 $ 1,690
                                                      ========  ====== =======
Weighted average number of common shares.............    6,832   3,760   2,577
Incremental shares issuable on exercise of warrants
 and options.........................................      --      139      17
Incremental shares issuable on conversion of
 convertible subordinated debentures.................      --      404     --
                                                      --------  ------ -------
Weighted average number of diluted common shares.....    6,832   4,303   2,594
                                                      ========  ====== =======
Net income (loss) per share before discontinued
 operations.......................................... $  (4.96) $ 1.72 $  1.64
Discontinued operations..............................     0.11    0.06   (0.99)
                                                      --------  ------ -------
Diluted earnings (loss) per share.................... $  (4.85) $ 1.78 $  0.65
                                                      ========  ====== =======

  Warrants, options and the Series C Convertible Preferred Stock are not dilutive in 1997.

                            MEDICAL RESOURCES, INC.

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

  Statement Of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project state, training costs and data conversion costs for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisition cost.

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

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under the agreements for its $78,000,000 of Senior Notes. Management and the Senior Note lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Senior Note lenders will provide the Company with an amendment or waiver of the defaults. In addition, certain medical equipment notes, and operating and capital leases of the Company, aggregating $16,685,000 at December 31, 1997 (the "Cross-

                            MEDICAL RESOURCES, INC.

Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

  In the event that the Senior Note lenders or the holders of the Cross Default Debt elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheets at December 31, 1997. Accordingly, the Company had a deficit in working capital of $58,174,000 at December 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Senior Note lenders in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following: (i) it effected a workforce reduction in March 1998 aimed at reducing the Company's overall expense levels and (ii) it has retained the investment banking firm of SBC Warburg Dillon Read to assist the Company in exploring a possible sale of the Company's StarMed temporary staffing subsidiary (see Note 16 of Notes to Consolidated Financial Statements for further discussion). The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

  See Note 16 of Notes to Consolidated Financial Statements for further discussion.

3. LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS AND OTHER UNUSUAL CHARGES

  During the fourth quarter of 1997, the Company recorded a $12,962,000 loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $10,425,000, covenants not to compete of $118,000 and fixed assets of $2,419,000. The write-down of fixed assets primarily relates to imaging equipment. Primarily the entire impairment relates to eight of the Company's diagnostic imaging centers that are under-performing. The Company has recorded impairment losses for these centers because the sum of the expected future cash flows, determined based on an assumed continuation of current operating methods and structures, does not cover the carrying value of the related long-lived assets.

  During the fourth quarter of 1997, the Company also recorded $9,723,000 of other unusual charges consisting of (i) $3,256,000 for the estimated net costs associated with the resolution of the shareholder and employee lawsuits (see discussion of litigation in Note 11 of the Notes to the Consolidated Financial Statements), (ii) $2,243,000 for higher than normal professional fees, (iii) $2,169,000 ($2,051,000 of which was a non-cash charge related to the issuance of 272,000 warrants) for penalties associated with delays in the registration of the Company's common stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (iv) $1,150,000 for the loss on investment related to a potential acquisition not consummated, (v) $469,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and (vi) $436,000 for management termination benefits and related costs. The Company accrues for legal fees as incurred.

  The Company expects to incur additional unusual charges of at least $4,500,000 during 1998 primarily related to the estimated net costs associated with the resolution of the shareholder and employee lawsuits, penalties associated with delays in the registration of the Company's Common Stock and costs associated with

                            MEDICAL RESOURCES, INC.

the investigation of related party transactions. Such additional unusual charges could be substantially higher depending upon the ultimate outcome of current negotiations regarding penalties associated with failure to register the Company's Common Stock and the outcome of certain litigation. See further discussion in Note 11 of the Notes to the Consolidated Financial Statements.

4. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net is comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               --------  -------
   Management fee receivables (net of contractual allowances)
     Due from unaffiliated physicians (Type I revenues)......  $ 35,540  $23,188
     Due from affiliated physicians (Type III revenues)......     8,585    9,195
   Patient and third party payor accounts receivable (Type II
    revenues)................................................    27,284   10,757
   Temporary staffing service accounts receivable............    13,400    6,335
   Less: Allowance for doubtful accounts.....................   (18,922)  (9,597)
                                                               --------  -------
                                                               $ 65,887  $39,878
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

                            MEDICAL RESOURCES, INC.

5. SHORT-TERM INVESTMENTS

  The following is a summary of the investments in debt securities classified as current assets, and which are available for sale (in thousands):

                                                       UNREALIZED FAIR
                                                          COST    GAINS  VALUE
                                                       ---------- ----- -------
   December 31, 1996
     Available-for-sale:
       US Government obligations......................  $ 5,361    $26  $ 5,387
       Certificates of deposit........................      776    --       776
                                                        -------    ---  -------
   Total..............................................    6,137     26    6,163
     Less: Restricted Investments.....................   (4,500)   --    (4,500)
                                                        -------    ---  -------
                                                        $ 1,637    $26  $ 1,663
                                                        =======    ===  =======

  As of December 31, 1997, there were no short-term investments available-for-sale.

6. PROPERTY AND EQUIPMENT

  Property and equipment stated at cost are set forth below (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   Diagnostic equipment..................................... $ 63,186  $ 33,938
   Leasehold improvements...................................   18,684     9,352
   Furniture and fixtures...................................   10,571     2,997
   Land and buildings.......................................    4,987       632
   Construction in progress.................................      --        270
                                                             --------  --------
                                                               97,428    47,189
   Less: accumulated depreciation and amortization..........  (33,085)  (22,792)
                                                             --------  --------
                                                             $ 64,343  $ 24,397
                                                             ========  ========

  Depreciation and amortization expense from continuing operations related to property and equipment amounted to $11,955,000, $5,419,000 and $3,775,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7. ACCRUED EXPENSES

  Accrued expenses are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Accrued professional fees................................... $ 5,875 $   354
   Accrued payroll and bonuses.................................   4,242     792
   Accrued interest............................................   2,749     323
   Accrued radiologist fees....................................   3,398     629
   Other accrued expenses......................................  11,754      69
                                                                ------- -------
                                                                $28,018 $ 2,167
                                                                ======= =======

                            MEDICAL RESOURCES, INC.

8. DEBT

  Outstanding debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
   Senior Notes due 2001 through 2005, classified as current
    due to financial covenant defaults......................  $ 78,000  $   --
                                                              ========  =======
   Revolving line of credit.................................  $  3,744  $   --
                                                              ========  =======
   Convertible debentures...................................  $    --   $ 6,988
                                                              ========  =======
   OTHER NOTES AND MORTGAGES PAYABLE:
   Debt issued or assumed in connection with 1997
    acquisitions............................................  $ 19,809  $   --
   Debt issued or assumed in connection with 1996
    acquisitions............................................     6,785   13,748
   10.25% unsecured promissory note, monthly payments of
    $171 including interest through December 2002...........     8,000      --
   Other debt...............................................     3,464    5,619
                                                              --------  -------
       Total other notes and mortgages payable..............    38,058   19,367
                                                              --------  -------
   Less current installments................................   (13,313)  (6,729)
   Less debt shown as current due to financial covenant
    default.................................................    (3,206)     --
                                                              --------  -------
   Total other notes and mortgages payable shown as long-
    term....................................................  $ 21,539  $12,638
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

  The Company is currently in default of certain financial covenants under the Senior Notes. See Notes 2 and 16 of the Notes to the Consolidated Financial Statements.

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

                            MEDICAL RESOURCES, INC.

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

  Debt issued or assumed in connection with 1996 acquisitions includes the following:

    In January 1996, as part of the purchase price for the acquisition of the business assets of MRI-CT, Inc., the Company issued an $88,000 note payable bearing interest at prime (8.5% at December 31, 1997) due January 9, 2001. Also in January 1996, as part of the purchase price for the acquisition of the common stock of NurseCare Plus, Inc. the Company issued a note payable for $1,250,000 bearing interest at prime plus one percent (9.5% at December 31, 1997) due January 12, 1999. In June 1996, the Company issued a $510,000 note payable as part of the purchase price of WeCare Allied Health Care, Inc. The note bears interest at prime plus one percent (9.5% at December 31, 1997) and is due August 1998.

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

  On February 7, 1996, the Company issued at par $6,533,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The Company called for the redemption of the 1996 Debentures at the conversion price of $18.00 per share on or before March 27, 1997. As of December 31, 1997, all of the 1996 Debentures have been converted. On May 30, 1995, the Company issued at par $4,350,000 aggregate principal amount of 11% Convertible Subordinated Debentures due 2000 (the "1995 Debentures"). The 1995 Debentures automatically converted to Common Stock when, on June 20, 1997 the market price of the Stock exceeded $18.00 per share for a 15 consecutive day period. Under the terms of the merger agreement with NMR, the Company assumed the obligations under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). The Company called for redemption of the NMR Debentures at the conversion price of $19.62 per share on or before March 27, 1997. As of December 31, 1997, all of the NMR Debentures had either been redeemed or converted into Common Stock of the Company. During 1997 and 1996, debentures of $6,988,000 and $5,735,000, respectively, were converted into Common Stock.

  In connection with the private placements of the 1995 Debentures and the 1996 Debentures, the Company paid $248,000 and $357,000, respectively, in placement agent fees and expenses to an investment banking firm. Mr. Gary L. Fuhrman, a director of the Company, is an executive officer and director of such investment banking firm.

                            MEDICAL RESOURCES, INC.

  Aggregate maturities (after classification of certain amounts as current due to the financial covenant defaults) of the Company's Senior Notes and other notes and mortgages payable for years 1998 through 2002 and thereafter are as follows (in thousands):

   1998................................................................. $94,519
   1999.................................................................   6,209
   2000.................................................................   8,385
   2001.................................................................   4,245
   2002.................................................................   2,105
   thereafter...........................................................     595

  The Company has three revolving lines of credit from a third party financing corporation totaling $12,000,000. The lines bear interest at prime plus 1.5% (10% at December 31, 1997) and have a two-year term. As of December 31, 1997 and 1996, no amounts were outstanding under these lines of credit.

  On December 29, 1997, the Company entered into a $15 million credit facility with DVI Financial Services Inc. (the "Facility"). The Facility provides for two advances to the Company, one for $8 million and the other for $7 million. In consideration for making the Facility available to the Company, the lender received warrants to purchase an aggregate of 33,333 shares of Common Stock at an exercise price based upon 110% of the average market prices over a period prior to the issuance of the warrants. In the event that the lender refuses to make the second advance, warrants to purchase 15,556 shares of Common Stock will be canceled. As of December 31, 1997, $8,000,000 had been borrowed under the Facility.

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

9. STOCKHOLDERS' EQUITY

 Authorized Stock

  The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share, and 100,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock"). The Company has a Shareholders' Rights Plan (described below) which requires the issuance of Series C Junior Participating Preferred Stock, in connection with the exercise of certain stock purchase rights. At December 31, 1997, there was (i) 7,296,333 shares of Common Stock issued and outstanding and, (ii) 18,000 shares of Series C Convertible Preferred Stock outstanding (the "Convertible Preferred Shares").

 Shareholders' Rights Plan

  Pursuant to the Shareholders' Rights Plan, holders of the Common Stock possess three rights (the "Rights") to purchase one ten thousandth of a share of Series C Junior Participating Preferred Stock for each share of Common Stock owned. The Rights will generally become exercisable ten days after a person or group acquires 15% of the Company's outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of any such securities. Ten days after a person acquires 15% or more of the Company's outstanding voting securities (unless this time period is extended by the Board of Directors) each Right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase Common Stock of the Company or stock of the

                            MEDICAL RESOURCES, INC.

acquiring company having a market value of twice the $24.00 exercise price of the Right (except that the acquiring person or group and other related holders would not be able to purchase common stock of the Company on these terms). The Rights are nonvoting, expire in 2006 and may be redeemed by the Company at a price of $.001 per Right at any time prior to the tenth day after an individual or group acquired 15% of the Company's voting stock, unless extended.

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

  The Convertible Preferred Shares convert into the Company's Common Stock by dividing the Stated Value of the Convertible Preferred Shares, plus 3% per annum to the date of conversion, by the lesser of (i) $62.10 and (ii) the average of the daily closing bid prices for the Company's Common Stock for the five (5) consecutive trading day period ending five (5) trading days prior to the date of conversion. If the average closing price of the Company's Common Stock (the "Closing Price") for any ten (10) consecutive trading days does not exceed $36.75 (the "Floor Price"), the Company has the right to block conversion of the Convertible Preferred Shares by RGC for up to thirty (30) days in the aggregate. Effective May 1998, in exchange for certain concessions with respect to penalties, the Company waived the above-described right to block conversion. If the Closing Price does not exceed the Floor Price for 30 consecutive calendar days, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company for 110% of the stated value plus 3% per annum. RGC is subject to volume restrictions which prohibit the sale of more than 25% of the daily or weekly trading volume in any such period, unless certain circumstances exist. The liquidation preference of each Convertible Preferred Share is $1,000 plus 3% per annum. The holder of the Convertible Preferred Shares is entitled to limited voting rights.

  As of December 31, 1997, based upon the current market price of the Company's Common Stock, the Convertible Preferred Shares would be convertible into 648,000 shares of Company Common Stock, representing 8% of the outstanding shares of Common Stock as of such date after giving effect to the conversion of the Convertible Preferred Shares. Under the terms of the Convertible Preferred Shares, RGC is not permitted to convert Shares of the Convertible Preferred Shares which would result in RGC owning in excess of 5% of the outstanding shares of Common Stock. As discussed above, the Company has the option to repurchase the shares at 110% of stated value plus 3% per annum.

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

                            MEDICAL RESOURCES, INC.

Conversion Shares") in an effective Registration Statement on Form S-3 not later than October 1997. The RGC Agreements provide for monthly penalties ("RGC Registration Penalties") in the event that the Company fails to register the Conversion Shares prior to October 1997 with such penalties continuing until such time as the Conversion Shares are registered as required by the RGC Agreements.

  As a result of the Company's failure to register the RGC Conversion Shares at various dates on or after December 31, 1997, the Company: (i) in lieu of RGC Registration Penalties accruing on or before December 31, 1997, issued in December 1997 warrants to RGC to acquire 272,333 shares of Common Stock at an exercise price of $34.86 per share (such warrants were recorded as a 1997 expense and had an estimated value for accounting purposes of $2,051,000);
(ii) in lieu of RGC Registration Penalties accruing during the month of January 1998, issued warrants to RGC to acquire 116,667 shares of Common Stock at an exercise price of $38.85 per share (such warrants having an estimated value for accounting purposes only of $1,194,000); and (iii) in lieu of RGC Registration Penalties accruing from February 1, 1998 to April 30, 1998, issued to RGC interest bearing promissory notes, due May 1, 1998 (the "RGC Penalty Notes"), in the aggregate principal amount of $1,440,000. The value of the warrants issued to RGC was determined for accounting purposes using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%; expected volatility 62%; expected life of one and one-half years and a risk free interest rate of 5.6%. On May 1, 1998, as a result of the Company's failure to register the Conversion Shares on or before such date, RGC was entitled under the RGC Agreements to demand a one-time penalty of $1,800,000 (the "May 1998 Penalty") payable, at the option of RGC, in cash or additional shares of Common Stock. As of May 26, 1998, RGC had not demanded payment or other satisfaction of the May 1998 Penalty.

  On May 1, 1998, the Company did not pay RGC the $1,440,000 that was then due and payable under the RGC Penalty Notes. Additionally, as a result of the Company's continuing failure to register the Conversion Shares, RGC is entitled to additional penalties of $540,000 per month (payable at the option of RGC in cash or additional shares of Common Stock). The Company and RGC are currently in discussions regarding the restructuring of the Penalty Notes, the May 1998 Penalty and the on-going monthly penalties, but there can be no assurance that the Company will be successful in restructuring such obligations on terms favorable to the Company or its shareholders.

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

                            MEDICAL RESOURCES, INC.

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

  Options to purchase 580,313 shares of the Company's Common Stock granted to employees of the Company in 1997 under an option plan (the "1997 Plan") have lapsed and are not deemed to have been granted due to the fact that the 1997 Plan was not presented for approval to the Company's Stockholders within one year of such plan's approval by the Board of Directors of the Company.

  Had the fair-value based method of accounting been adopted to recognize compensation expense for the above plans (excluding the 1997 Plan), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts for the years ended December 31, 1997, 1996 and 1995 as indicated below (in thousands except per share amounts):

                                                        1997     1996   1995
                                                      --------  ------ ------
   Net income (loss) applicable to common
    stockholders:
     As reported..................................... $(33,177) $7,254 $1,690
     Pro forma.......................................  (34,049)  6,732  1,652
   Basic income (loss) per share:
     As reported.....................................    (4.85)   1.93   0.66
     Pro forma.......................................    (4.98)   1.79   0.64
   Diluted income (loss) per share:
     As reported.....................................    (4.85)   1.78   0.65
     Pro forma.......................................    (4.98)   1.66   0.64

  The fair value of each option granted under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                  1997  1996  1995
                                                                  ----  ----  ----
   All Plans:
     Dividend yield..............................................   0%    0%    0%
     Expected volatility.........................................  70%   52%   52%
     Expected life (years).......................................   2     2     2

  The risk-free interest rates for 1997, 1996 and 1995 were based upon rates with maturities equal to the expected term of the option. The weighted average interest rate in 1997, 1996 and 1995 amounted to 5.52%, 5.93% and 6.41%, respectively. The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 amounted to $12.60, $7.02 and $3.45, respectively.

                            MEDICAL RESOURCES, INC.

  Stock option share activity and weighted average exercise price under these plans and grants for the years ended December 31, 1997, 1996 and 1995, were as follows:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Outstanding, January 1, 1995.....................  131,225        $14.76
     Granted........................................  157,500         15.96
     Exercised......................................   (4,305)        12.00
     Forfeited......................................  (21,195)        13.50
                                                     --------
   Outstanding, December 31, 1995...................  263,225         15.63
     Granted........................................  357,713         23.82
     Granted as transfer of NMR Options.............   44,229         15.15
     Exercised......................................  (81,066)        16.26
     Forfeited......................................  (40,195)        19.74
                                                     --------
   Outstanding, December 31, 1996...................  543,906         20.28
     Granted........................................  133,000         25.38
     Exercised......................................  (78,285)        15.51
     Forfeited...................................... (105,167)        21.99
                                                     --------
   Outstanding, December 31, 1997...................  493,454         22.53
                                                     ========
   Exercisable at:
     December 31, 1995..............................  100,403         15.93
     December 31, 1996..............................  303,237         19.20
     December 31, 1997..............................  376,547         20.94

  The exercise price for options outstanding as of December 31, 1997 ranged from $12.00 to $36.00. The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                 OUTSTANDING      EXERCISABLE
                                               --------------- -----------------
                                     NUMBER OF AVERAGE AVERAGE NUMBER OF AVERAGE
   EXERCISE PRICE RANGE               SHARES    LIFE    PRICE   SHARES    PRICE
   --------------------              --------- ------- ------- --------- -------
   $12.00 to 15.00..................   67,993  6 years $ 13.92   65,381  $ 14.10
   $16.50...........................  101,667  5 years $ 16.50  101,667  $ 16.50
   $19.50 to 19.65..................   71,757  6 years $ 19.50   43,756  $ 19.53
   $22.53 to 25.50..................  137,738  9 years $ 25.26  120,555  $ 25.50
   $27.00 to 30.00..................   30,633  8 years $ 28.38   19,522  $ 27.45
   $31.14 to 33.39..................   58,667  4 years $ 31.32   22,888  $ 31.62
   $34.89 to 36.00..................   25,000  4 years $ 35.64    2,778  $ 36.00
                                      -------                   -------
   $12.00 to 36.00..................  493,455                   376,547
                                      =======                   =======

  All the options described above were issued with exercise prices at or above fair market value on the date of grant.

                            MEDICAL RESOURCES, INC.

 Stock Purchase Warrants

  The Company does not have a formal stock warrant plan. The Company's Board of Directors authorizes the issuance of stock purchase warrants at its discretion. The Company's Board of Directors have generally granted warrants in connection with purchase and financing transactions. The number of warrants issued and related terms are determined by a committee of independent directors. All the warrants described below were issued with exercise prices at or above fair market value on the date of grant.

  As of December 31, 1997, the Company had granted warrants, which are currently outstanding, to purchase its Common Stock with the following terms:

   WARRANTS                                           NUMBER OF     RANGE OF
   EXPIRING IN                                         SHARES    EXERCISE PRICE
   -----------                                        --------- ----------------
   1998..............................................      --                --
   1999..............................................   31,062  $13.50 to $75.00
   2000..............................................      --                --
   2001..............................................  217,125    10.08 to 36.00
   2002..............................................  553,333    28.50 to 37.77
   2003..............................................   17,188             13.89
   2004..............................................   24,653    17.10 to 28.62
                                                       -------
                                                       843,361
                                                       =======

  For services rendered by a financial advisory company owned by the Chairman of the Board (the "Affiliate") in connection with several acquisitions, the Company issued warrants (the "Acquisition Warrants") to purchase shares of the Company's Common Stock at exercise prices equal to the market price of the Company's Common Stock on the date of issuance. The fair value of such warrants was considered part of the purchase price of the related acquisition, and was determined (for accounting purposes only) using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%; expected volatility 62%; Expected life three to five years and a risk free interest rate of 5.6% as set forth below. The Acquisition Warrants are exercisable at prices ranging from $30.93 to $37.77 per share. As of May 26, 1998, none of the Acquisition Warrants had been exercised, and the closing sale price of the Common Stock was $9 3/16.

    Warrants issued in connection with the acquisition of a diagnostic imaging center located in Jacksonville, Florida to purchase 10,667 shares of the Company's Common Stock at an exercise price of $30.93 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value (for accounting purposes only) of $150,000.

    Warrants issued in connection with the acquisition of Advanced Diagnostic Imaging, Inc. to purchase 45,667 shares of the Company's Common Stock at an exercise price of $31.80 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value (for accounting purposes only) of $662,000.

    Warrants issued in connection with the acquisition of a diagnostic center located in West Palm Beach, Florida to purchase 19,000 shares of the Company's Common Stock at an exercise price of $31.92 per share. The warrants have a term of three years, are exercisable from the date of grant, and have an estimated fair value (for accounting purposes only) of $276,000.

    Warrants issued in connection with the acquisition of ATI Centers, Inc. to purchase 56,000 shares of the Company's Common Stock at an exercise price of $33.18 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value (for accounting purposes only) of $847,000.

                            MEDICAL RESOURCES, INC.

    Warrants issued in connection with the acquisition of a diagnostic imaging center located in Rancho Cucamonga, California to purchase 18,333 shares of the Company's Common Stock at an exercise price of $33.75 per share. The warrants have a term of three years, are exercisable from the date of grant, and have an estimated fair value (for accounting purposes only) of $282,000.

    Warrants to purchase 22,000 and 53,333 of the Company's Common Stock at an exercise price of $37.77 per share were granted in connection with the acquisition of diagnostic imaging centers in Maryland, and from Capstone Management, Inc., respectively. The warrants have a term of five years and are exercisable from the date of grant. The estimated fair value (for accounting purposes only) of $478,000 and $1,158,000, respectively.

  Effective December 30, 1997, the Company issued warrants to RGC to purchase 272,333 shares of the Company's Common Stock with an exercise price of $34.86 per share. These warrants have a term of five years and are exercisable from the date of grant. The warrants had an estimated fair value of $2,051,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 62%, Expected life one year and a risk free interest rate of 5.50% based upon the expected life of the warrants.

  In December 1997, the Company granted warrants to a financing company in connection with a line of credit entered into by the Company. The warrants to purchase 17,778 shares of the Company's Common Stock at an exercise price of $28.62 per share have a term of seven years and are exercisable from the date of grant. The warrants had an estimated fair value of $337,000 which was recorded as a deferred financing expense and is being amortized as additional interest over the term of the facility. The fair value of each warrant was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 62%, Expected life seven years and a risk free interest rate of 5.63% based on the expected life of the warrants.

  For warrants granted during 1996, the fair value of each stock purchase warrant issued has been accounted for as a component of each transaction's purchase price and the value has been estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: dividend yield--0%, expected volatility--52% and an expected life of 2 years, unless otherwise noted.

  In March 1996 a financial consulting firm doing business with the Company was granted warrants to purchase 25,000 shares of the Company's Common Stock consisting of 12,500 warrants with an exercise price of $24.00 per share and 12,500 warrants with an exercise price of $36.00 per share. These warrants have a term of five years and are exercisable from date of grant. The number of such warrants was subsequently increased by 1,562 with an exercise price of $24.00 per share and 1,562 warrants with an exercise price of $36.00 per share. As of December 31, 1997, warrants to purchase 14,062 shares of the Company's Common Stock at $24.00 a share and 14,062 at $36.00 per share were outstanding. The warrants had an estimated fair value of $60,000. The fair value of each warrant was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 52%, Expected life 5 years and a risk free interest rate of 5.93% based upon the expected term of the warrants.

  Under the terms of the merger agreement with NMR, all outstanding NMR warrants were deemed to be exercisable for that number of shares of the Company's Common Stock the warrant holder would have received in the NMR Acquisition, had the holder exercised the NMR warrant prior to the NMR Acquisition. As such, in connection with the NMR Acquisition the Company assumed the following warrants:

    Warrants issued to purchase 5,729 shares of the Company's Common Stock at an exercise price of $21.81 per share to a radiology group providing services to one of its centers. As of December 31, 1997, none of the warrants to purchase 5,729 shares of the Company's Common Stock had been exercised.

                            MEDICAL RESOURCES, INC.

    Warrants issued to purchase 1,604 shares of the Company's Common Stock at an exercise price of $21.81 per share, in connection with the execution of a ground lease for one of its facilities. As of December 31, 1997, the warrants to purchase 1,604 shares of the Company's Common Stock have been cancelled and are no longer outstanding.

    Warrants issued to acquire 22,917 shares of the Company's Common Stock at $34.92 per share to a financial consulting firm. As of December 31, 1997, the warrants to purchase 22,917 shares of the Company's Common Stock have been cancelled and are no longer outstanding.

    Warrants granted to non-employee directors of NMR to purchase 43,542 shares of the Company's Common Stock at $27.81 per share. As of December 31, 1997, warrants to purchase 18,333 shares of the Company's Common Stock remain outstanding.

    Warrants granted to a non-employee director of NMR to purchase 917 shares of the Company's Common Stock at an exercise price of $17.10 per share. As of December 31, 1997, warrants to purchase 333 shares of the Company's Common Stock remain outstanding.

    Warrants issued to purchase 5,729 shares of the Company's Common Stock at an exercise price of $13.50 per share to a professional corporation providing legal services to NMR. As of December 31, 1997, all of the warrants to purchase 5,729 shares of the Company's Common Stock have been exercised and are no longer outstanding.

    Warrants granted to an officer and director of NMR to acquire 17,188 shares of the Company's Common Stock at an exercise price of $13.08, and 6,875 shares of common stock at an exercise price of $17.10. As of December 31, 1997, none of the warrants to purchase 17,188 and 6,875 shares of the Company's Common Stock have been exercised.

  For services rendered by a financial advisory company owned by the Chairman of the Board of Directors of the Company in connection with the NMR Acquisition, the Company issued warrants to purchase 40,000 shares of the Company's Common Stock at an exercise price of $27.00 per share. These warrants have a term of five years and are exercisable from date of grant. As of December 31, 1997, none of the warrants to purchase 40,000 shares of the Company's Common Stock have been exercised.

  As required by the merger agreement with NMR, the President of NMR was granted (i) five year warrants to purchase 13,333 shares of the Company's Common Stock at an exercise price of $24.00 per share (the "$24.00 Warrants") and (ii) six year warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $28.50 per share (the "$28.50 Warrants"), and
(iii) in exchange for his NMR employee stock options, three separate five year warrants to purchase (A) 11,458 shares at $27.81, (B) 22,917 shares at $12.54 and (C) 11,458 shares of the Company's Common Stock at $14.19. As of December 31, 1997, 13,333 of the $24.00 Warrants, 56,000 of the $28.50 Warrants,
warrants to purchase 22,917 shares at $12.54 and 11,458 shares of the Company's Common Stock at $14.19 remain outstanding.

  As required by the merger agreement with NMR, the Executive Vice President-- Finance of NMR was granted (i) five year warrants to purchase 16,667 shares of the Company's Common Stock at an exercise price of $24.00 per share and (ii) in exchange for his NMR employee stock options, four separate five year warrants to purchase 3,438 shares at $12.00, 9,167 shares at $10.08, 13,750 shares at $12.54 and 11,458 shares of the Company's Common Stock at $14.19. As of December 31, 1997, the warrants to purchase 16,667 shares at $24.00 per share, 9,167 shares at $10.08 per share, 13,750 at $12.54 per share and 11,578 shares of the Company's Common Stock at $14.19 per share remain outstanding.

  The warrants the Company issued to the officers of NMR in connection with the NMR Acquisition had an estimated fair value of approximately $650,000 and were considered part of the consideration paid in connection

                            MEDICAL RESOURCES, INC.

with the NMR Acquisition and such value is being amortized over the term of the officers' covenant not to compete agreements. The 188,147 warrants the Company issued in exchange for previously outstanding NMR options or warrants and the 40,000 warrants issued to the financial advisory company had an estimated fair value of approximately $210,000 and $325,000 respectively, and were considered part of the NMR Acquisition purchase price.

  1,984,667 shares of Common Stock were reserved for the issuance related to the above described stock options, warrants and preferred stock.

10. INCOME TAXES

  The total income tax provisions (benefits) from continuing operations for the years ended December 31, 1997, 1996 and 1995 are allocated as follows (in thousands):

                                                        1997     1996    1995
                                                       -------  ------  -------
   Tax provision (benefit) from continuing operations
    before valuation allowances....................... $(9,479) $3,575  $ 2,751
   Income tax valuation allowance related to
    continuing operations.............................  10,700     -0-   (1,508)
                                                       -------  ------  -------
       Income tax provision from continuing
        operations.................................... $ 1,221  $3,575  $ 1,243
                                                       =======  ======  =======
   Tax provision from discontinued operations......... $ 1,079  $  587  $   103
                                                       =======  ======  =======
   Tax (benefit) related to sale of discontinued
    business.......................................... $   -0-  $  -0-  $  (656)
                                                       =======  ======  =======
   Tax benefit associated with the exercise of
    employee stock options which has been credited to
    stockholders' equity.............................. $(1,000) $ (368) $   -0-
                                                       =======  ======  =======

  The components of the Company's income tax provision (benefit) from continuing operations are as follows (in thousands):

                                                         DECEMBER 31, 1997
                                                       ------------------------
                                                       FEDERAL  STATE    TOTAL
                                                       -------  ------  -------
   Current provision.................................. $   993  $  990  $ 1,983
   Deferred benefit...................................    (879)    117     (762)
                                                       -------  ------  -------
   Income tax provision............................... $   114  $1,107  $ 1,221
                                                       =======  ======  =======
                                                         DECEMBER 31, 1996
                                                       ------------------------
   Current provision.................................. $ 3,263  $1,185  $ 4,448
   Deferred benefit...................................    (733)   (140)    (873)
                                                       -------  ------  -------
   Income tax provision............................... $ 2,530  $1,045  $ 3,575
                                                       =======  ======  =======
                                                         DECEMBER 31, 1995
                                                       ------------------------
   Current provision.................................. $ 2,778  $  722  $ 3,500
   Deferred benefit...................................  (1,871)   (386)  (2,257)
                                                       -------  ------  -------
   Income tax provision............................... $   907  $  336  $ 1,243
                                                       =======  ======  =======

                            MEDICAL RESOURCES, INC.

  A reconciliation of the enacted federal statutory income tax to the Company's recorded effective income tax rate for continuing operations is as follows:

                                                           DECEMBER 31
                                                         --------------------
                                                         1997    1996   1995
                                                         -----   ----   -----
   Statutory federal income tax at 34%.................. (34.0)% 34.0 %  34.0 %
   Effect of partnership status and amounts taxed to
    parties other than the company......................   --    (1.2)    2.1
   State income tax expense (benefit) net of federal
    benefit.............................................  (1.2)   6.3     4.0
   Meals and entertainment..............................    .4     .3      .3
   Change in valuation allowance........................  34.8    --    (27.7)
   Goodwill amortization................................   2.8    1.8     --
   Other................................................   1.2   (7.3)    9.9
                                                         -----   ----   -----
   Effective tax rate...................................   4.0 % 33.9 %  22.4 %
                                                         =====   ====   =====

  The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                               1997     1996
                                                             --------  -------
   Deferred tax liabilities:
     Property and equipment................................. $   (841) $  (857)
     Deferred rent..........................................      (37)     (59)
     Cash to accrual adjustment.............................      (41)    (362)
                                                             --------  -------
     Deferred tax liabilities...............................     (919)  (1,278)
   Deferred tax assets:
     Net operating losses...................................    2,956    2,956
     Tax credit carryforwards...............................      385      385
     Accounts receivable reserves...........................    5,225    3,354
     Capital leases.........................................      110      135
     Goodwill and other intangible assets written off for
      book purposes, but amortized for tax purposes.........    4,940      220
     Accrued expenses.......................................    2,721      --
     Capital loss carryforward..............................      127      133
                                                             --------  -------
   Deferred tax assets......................................   16,464    7,183
                                                             --------  -------
       Subtotal.............................................   15,545    5,905
                                                             --------  -------
   Less: Valuation allowance................................  (10,700)    (200)
                                                             --------  -------
   Net deferred tax asset................................... $  4,845  $ 5,705
                                                             ========  =======

  The Company's existing deferred tax assets at December 31, 1997 have been reduced by a valuation allowance of $10,700,000, due to the uncertainty regarding the realization of the full amount of such deferred tax assets. The valuation allowance represents the amount required to reduce all deferred income tax assets to an amount representing the expected federal income tax loss carryback available to the Company.

  At December 31, 1997, the Company has available federal net operating loss carryforwards of approximately $8,028,000 expiring in years 1999 through 2009.

                            MEDICAL RESOURCES, INC.

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

  At December 31, 1997, the Company had income taxes recoverable of $6,504,000 which represents estimated 1997 income tax payments made during 1997 that the Company will be refunded upon filing of its 1997 tax return.

11. COMMITMENTS AND CONTINGENCIES

 Leases

  The Company has entered into noncancelable leases for certain medical diagnostic equipment and furniture and fixtures, and has capitalized the assets relating to these leases. In most cases, the leases are collateralized by the related equipment. Certain leases included renewal options for additional periods.

  The following is a summary of assets under capital leases which amounts are included in Property and Equipment (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------  --------
   Diagnostic equipment and associated leaseholds............ $31,211  $ 23,036
   Less: Accumulated amortization............................  (5,221)  (12,096)
                                                              -------  --------
                                                              $25,990  $ 10,940
                                                              =======  ========

  Amortization expense relating to property and equipment under capital leases at December 31, 1997, 1996 and 1995 was $3,496,000, $3,377,000 and $2,045,000,
respectively.

                            MEDICAL RESOURCES, INC.

  The following analysis schedules the minimum future lease payments under capital leases as of December 31, 1997 (in thousands):

   YEAR ENDING DECEMBER 31,
   ------------------------
   1998.............................................................. $ 13,044
   1999..............................................................   11,263
   2000..............................................................    9,876
   2001..............................................................    5,611
   2002..............................................................    2,063
   Thereafter........................................................      571
                                                                      --------
   Total minimum lease payments......................................   42,428
   Less: amount representing interest (imputed at an average rate of
    7%)..............................................................   (6,201)
                                                                      --------
   Present value of minimum lease payments...........................   36,227
   Less current installments.........................................  (10,311)
   Less debt shown as current due to financial covenant default
    installments.....................................................   (9,555)
                                                                      --------
   Obligations under capital leases, shown as long-term.............. $ 16,361
                                                                      ========

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

  The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases and the Company's corporate rentals. As of December 31, 1997, the aggregate future minimum lease payments and sublease rentals are as follows (in thousands):

                                                              ORIGINAL
   YEAR ENDED DECEMBER 31,                            LEASES  SUBLEASES   NET
   -----------------------                            ------- --------- -------
   1998.............................................. $11,900  $  707   $11,193
   1999..............................................  10,106     626     9,480
   2000..............................................   9,069     643     8,426
   2001..............................................   8,280     267     8,013
   2002..............................................   5,874      96     5,778
   thereafter........................................   6,538     228     6,310
                                                      -------  ------   -------
                                                      $51,767  $2,567   $49,200
                                                      =======  ======   =======

                            MEDICAL RESOURCES, INC.

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

                            MEDICAL RESOURCES, INC.

  The legal proceedings described above are in their preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of these proceedings. See discussion of reserves for net costs associated with such litigation in Note 3.

  In 1996, Lavina Orsi and Pompeo Orsi brought an action in the Supreme Court of the State of New York, King's County against Advanced MRA Imaging
Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12,500,000. The plaintiff alleges negligent operations, improper supervision and hiring practices and the failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liability and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurance will pursue the defense of this matter, however, such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery. The Company believes it has meritorious defenses to all claims against it and therefore is of the opinion that the Company will not incur any material settlement cost, net of insurance proceeds (if any). Accordingly, the Company has made no accrual for any costs associated with such litigation under SFAS No. 5.

  In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that such other litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations. Accordingly, the Company has made no accrual for any costs associated with such litigation under SFAS No. 5.

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. During 1997, the Company entered into an agreement to reset the repurchase price per common share related to certain shares covered by a repurchase agreement to the then current market price in exchange for additional time to obtain registration of such shares. The increased amount of such repurchase obligation of $1,696,000 was charged to retained earnings and shown as an increase in Common Stock subject to redemption on the Consolidated Balance Sheet. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During January 1, 1998 through May 26, 1998, the Company paid $3,275,000 to sellers who exercised their rights to have 59,667 shares of Common Stock repurchased. In addition, the Company expects to pay an additional $5,763,000 during the remainder of 1998 in connection with the settlement of certain repurchase obligations of the Company, (representing 138,000 shares of Common Stock) subject under certain circumstances, to the consent of the Senior Notes holders.

  In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay (in additional shares and/or cash) to the sellers an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Any such Price Protection payments will be charged to stockholders' equity. Based upon the closing sales price of the Company's Common Stock on May 26, 1998 ($9 3/16 per share), such shortfall would be approximately $9,634,000, which amount may be reduced by up to $5,977,000 to the extent certain sellers exercise their repurchase rights referred to above.

  In addition, in connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon

                            MEDICAL RESOURCES, INC.

measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differs for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration, and in other cases, the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both. Contingent consideration associated with acquisitions is recorded as additional purchase price when resolved.

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

  In 1997 and previous years, the Company paid an annual financial advisory fee to 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board (the "Affiliate"). Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate. Such fees amounted to $112,500, $102,000 and $225,000 in the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, the Company also paid transaction related advisory fees and expenses (including fees associated with the issuance of the Senior Notes) to the Affiliate of $1,761,000 and issued to the Affiliate warrants to purchase 225,000 shares of the Company's Common Stock exercisable at between $30.93 and $37.77 per share for financial advisory services rendered to the Company in connection with such transactions. As discussed below, pursuant to recommendations made by the Special Committee, the Affiliate has reimbursed the Company $1,536,000 of the fees paid to the Affiliate for services rendered in 1997 and waived $112,500 of fees payable in 1997.

  In order to compensate officers, directors, employees and consultants to the Company for services rendered or to be rendered to the Company, the Company from time to time has granted options at fair market value to such individuals. As of December 31, 1997, stock options to purchase 489,555 shares of the Company's Common Stock have been issued to the Chairman and Mr. Koffler. Included in this amount are stock options to purchase 250,000 shares and 5,000 shares of the Company's Common Stock which were granted in May 1997 to the Chairman and Mr. Koffler, respectively, under the Company's 1997 Stock Option Plan (the "1997 Plan"). The exercise price for the options granted to the Chairman and Mr. Koffler is $39.38, the fair market value of the Common Stock on the date of grant. As discussed below, the Chairman and Mr. Koffler agreed in April 1998 to relinquish the stock options that were granted to them under the 1997 Plan.

  In September 1997, the Company acquired, for $3,250,000, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partner's business uses and for third party charter flights. The general partner of the Partnership is Dune Jet Services, Inc., a Delaware corporation, the sole stockholder of which is the Company's Chairman. In October 1997, following discussions among management (members of which expressed objections to such acquisition), the Special Committee, and other members of the Board of Directors (including the Chairman), the Company's interest in the partnership was repurchased by the partnership at cost plus interest.

  In October 1997, members of the Company's management communicated to the Board that certain Company stockholders had questioned them regarding the manner in which related-party transactions are scrutinized by the Company and its Board. Management stated that it shared the concerns of these stockholders and had engaged counsel to conduct a review of such transactions.

                            MEDICAL RESOURCES, INC.

  In order to address and satisfy the concerns management had communicated, the Company instituted a special investigation to review all related-party transactions (including those referred to above in this note 12) and the adequacy of the disclosure of the same. The review also was to seek to develop recommendations as to what changes, if any, should be made to the Company's procedures regarding related-party transactions.

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

  The Chairman and Mr. Koffler also agreed voluntarily to relinquish 255,000 stock options that were granted to them in May 1997 and permit the Board's Compensation Committee, with the assistance of compensation experts, to determine the appropriate director compensation for 1997. The 255,000 stock options were granted at prices equal to the then current market price, and accordingly, no expense was recorded upon issue nor income reflected upon relinquishment for accounting purposes.

  In addition, for the year ended December 31, 1996, the Company paid transaction related advisory fees and expenses to the Affiliate of $363,000 and issued to the Affiliate warrants to purchase 40,000 shares of the Company's common stock exercisable at $27.00 per share for services rendered to the Company, including services in connection with the NMR acquisition, the public offering of the Company's common stock in October 1996 and other transactions. See Note 11 of notes to Consolidated Financial Statements for discussion of litigation matters regarding related party transactions.

                            MEDICAL RESOURCES, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                               DECEMBER 31, 1997
                                                               -----------------
                                                               CARRYING   FAIR
                                                                AMOUNT   VALUE
                                                               -------- --------
                                                                (IN THOUSANDS)
   Assets:
     Cash and cash equivalents...............................  $ 23,198 $ 23,198
     Restricted cash.........................................     1,073    1,073
     Patient receivables and due from physician associations,
      net....................................................    65,887   65,887
   Liabilities:
     Notes payable, line of credit and mortgages.............   119,802  111,085
     Capital lease obligations...............................    36,227   35,281
     Convertible debentures..................................       --       --
                                                               DECEMBER 31, 1996
                                                               -----------------
                                                               CARRYING   FAIR
                                                                AMOUNT   VALUE
                                                               -------- --------
   Assets:
     Cash and cash equivalents...............................   $15,346  $15,346
     Short-term investments..................................     6,163    6,163
     Restricted cash.........................................     1,045    1,045
     Patient receivables and due from physician associations,
      net....................................................    39,878   39,878
   Liabilities:
     Notes payable, line of credit and mortgages.............    19,367   19,093
     Capital lease obligations...............................    14,365   14,681
     Convertible debentures..................................     6,988    6,972

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

14. ACQUISITIONS

 1997 Acquisitions

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

                            MEDICAL RESOURCES, INC.

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

  On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida (the "Jacksonville" center) for 71,667 shares of the Company's Common Stock valued at $2,333,000 and contingent consideration based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights. Contingent consideration of up to $1,850,000 is payable in shares of the Company's Common Stock within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs, including 10,667 warrants, with an exercise price of $30.93, valued (for accounting purposes only) at $150,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,245,000 and is being amortized on a straight-line basis over 20 years.

  On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,986,000 in cash, plus $825,000 of deferred consideration which was paid in March 1998. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. This option has not been exercised. The excess of the purchase price and direct acquisition costs, including 45,667 warrants, with an exercise price of $31.80, valued (for accounting purposes only) at $662,000 issued to the Affiliate for financial advisory services, over the fair value of net liabilities assumed amounted to approximately $14,299,000 and is being amortized on a straight-line basis over 20 years.

  On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida (the "Palm Beach" center) for approximately $3,459,000 in cash and 18,890 shares of the Company's Common Stock valued at approximately $600,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($31.77 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any deficiency in such price by the issuance of additional shares of Common Stock. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs, including 19,000 warrants, with an exercise price of $31.92, valued (for accounting purposes only) at $276,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,178,000 and is being amortized on a straight-line basis over 20 years.

  On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California (the "Rancho Cucamonga" center) for approximately $3,948,000 in cash and 14,672 shares of the Company's Common Stock valued at $500,000. The shares of the Company's Common Stock are subject to registration

                            MEDICAL RESOURCES, INC.

rights. The excess of the purchase price and direct acquisition costs, including 18,333 warrants with an exercise price of $33.75 valued (for accounting purposes only) at $282,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,073,000 and is being amortized on a straight-line basis over 20 years.

  Effective May 1, 1997, the Company acquired Capstone Management Group, Inc. ("Capstone") for approximately $6,934,000 in cash and 132,401 shares of the Company's Common Stock valued at $6,696,000 and contingent consideration based on the centers achieving certain financial objectives during the one year period beginning June 1997. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the issuance price, as adjusted ($53.775 per share). The Company must satisfy any deficiency in cash. In November 1997, the Company and the sellers agreed that the sellers would have the right to require the Company to repurchase up to 105,921 shares of Common Stock (obligations related to repurchase of 26,480 shares have expired) at various intervals in the event the Company failed to register the shares of Common Stock prior to such intervals. As of May 26, 1998, the Company had purchased 37,192 shares of Common Stock from the sellers for aggregate consideration of $2,000,000 and will be required on June 3, 1998 to repurchase the remaining 68,729 shares of Common Stock for aggregate consideration of approximately $3,696,000. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. Capstone owned and operated ten diagnostic imaging centers, nine of which are located in the northeast and one located in Ohio. The excess of the purchase price and direct acquisition costs, including 53,333 warrants, with an exercise price of $37.77, valued (for accounting purposes only) at $1,158,000 issued to the Affiliate for financial advisory services, over the fair value of net liabilities assumed amounted to approximately $15,292,000 and is being amortized on a straight-line basis over 20 years.

  On May 7, 1997, the Company acquired ATI Centers, Inc. ("ATI") for approximately $13,558,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,500,000 is payable within 90 days of the end of the measurement period. ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The excess of the purchase price and direct acquisition costs, including 56,000 warrants, with an exercise price of $33.18, valued (for accounting purposes only) at $847,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $13,445,000 and is being amortized on a straight-line basis over 20 years.

  On May 7, 1997, the Company acquired two diagnostic imaging centers located in Maryland (the "Maryland" centers) for approximately $2,830,000 in cash and 39,722 shares of the Company's Common Stock valued at $1,500,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($37.77 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional unregistered shares of Common Stock or by the payment of cash. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs, including 22,000 warrants, with an exercise price of $37.77, valued (for accounting purposes only) at $478,000 issued to the Affiliate for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,404,000 and is being amortized on a straight-line basis over 20 years.

  On June 24, 1997, the Company acquired the assets of Wesley Medical Resources, Inc. ("Wesley") a medical staffing company in San Francisco, California for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. In the event that substantially all of the capital stock

                            MEDICAL RESOURCES, INC.

or assets of Wesley are sold by the Company prior to the completion of the measurement period, the measurement period shall be deemed to be completed as of the date of such sale. The shares issued in connection with the acquisition are subject to registration rights. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,448,000 and is being amortized on a straight-line basis over 20 years. See Note 16.

  On June 24, 1997 the Company announced it had invested $1,000,000 in a joint venture for a multi-modality imaging center located in Manhattan, New York. The Company will own approximately 51% of the center which is expected to open in June 1998.

  On June 30, 1997, the Company acquired three diagnostic imaging centers in New York (the "New York" centers) for approximately $4,338,000 in cash and 50,785 shares of the Company's Common Stock valued at $2,546,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights. In the event that the registration statement was not declared effective by December 30, 1997, the sellers may sell the shares back to the Company for $2,546,000. In March 1998, the Company issued an interest bearing convertible promissory note in the amount of $2,546,000 payable in ten monthly installments in exchange for the shares of Common Stock issued in connection with the acquisition. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $6,709,000 and is being amortized on a straight-line basis over 20 years.

  On July 31, 1997, the Company acquired a diagnostic imaging center in Hollywood, Florida (the "Hollywood" center) for approximately $1,532,000 in cash and 12,513 shares of the Company's stock valued at $674,000 and additional consideration based on the center's performance over a three year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($54.00 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional shares of Common Stock or by the payment of cash. In the event that the registration statement is not declared effective by February 1, 1998, the seller may sell the shares back to the Company for $674,000. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,071,000 and is being amortized on a straight-line basis over 20 years.

  On August 1, 1997, the Company acquired Coral Way MRI, Inc. ("Coral Way MRI") a diagnostic imaging center in Miami, Florida for $684,000 in cash and 30,748 shares of the Company's stock valued at $1,650,000 and additional consideration based on the center's performance over a two year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with any additional consideration are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,062,000 and is being amortized on a straight-line basis over 20 years.

  On August 13, 1997, the Company acquired MRI of Jupiter, Inc. a diagnostic imaging center in Jupiter, Florida for approximately $2,000,000 in cash and 2,446 shares of the Company's stock valued at $125,000 plus additional consideration based on the center's performance over the one year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($51.00 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional registered shares of Common Stock or by the payment of cash. As of

                            MEDICAL RESOURCES, INC.

May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,541,000 and is being amortized on a straight-line basis over 20 years.

  On August 21, 1997, the Company acquired four diagnostic imaging centers (the "Presgar" centers) on the west coast of Florida for approximately $5,575,000 in cash and up to $3,700,000 in promissory notes, due August 21, 1998 and convertible into the Company's Common Stock, of which $1,200,000 in principal amount is contingent upon the occurrence of certain events, plus the assumption of indebtedness of $5,446,000. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $8,514,000 and is being amortized on a straight-line basis over 20 years.

  On August 29, 1997, the Company acquired a controlling interest in a limited partnership and a limited liability company which each operate an imaging center located in San Jose, California (the "San Jose" centers) for approximately $3,037,000 in cash and 14,472 shares of the Company's stock valued at $693,000 plus the assumption of indebtedness of $3,854,000 and additional consideration based on each center's performance over the one year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($47.88 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional shares of Common Stock or by the payment of cash. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. As a result of the failure to have the registration statement declared effective by February 28, 1998, the seller is entitled to sell the shares back to the Company at their issuance price. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $4,198,000 and is being amortized on a straight-line basis over 20 years.

  On September 4, 1997, the Company acquired Germantown MRI Center ("Germantown MRI") a diagnostic imaging center located in Germantown, Pennsylvania for approximately $805,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $279,000 and is being amortized on a straight-line basis over 20 years.

  On September 5, 1997, the Company acquired MRI Imaging Center of Charlotte County a diagnostic imaging center in Port Charlotte, Florida (the "Port Charlotte" center) for $1,293,000 in cash and 25,094 shares of the Company's stock valued at $1,340,000 plus the assumption of indebtedness of $29,000 and contingent consideration based on the center's performance over the two year period subsequent to the closing of the transaction. The shares of the Company's Common Stock issued in connection with any contingent consideration are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,608,000 and is being amortized on a straight-line basis over 20 years.

  On September 16, 1997, the Company acquired one diagnostic imaging center located in Bronx, New York and one diagnostic imaging center located in Queens, New York (the "Bronx and Queens" centers) for approximately $1,750,000 in cash and 34,238 shares of the Company's stock valued at $1,750,000 plus the assumption of indebtedness of $197,000. The shares of the Company's Common Stock issued in connection with the acquisition are subject to registration rights and price protection equal to the difference between the issuance price ($51.00 per share) and the market price at effectiveness of the registration statement. The sellers have the right to require the Company to satisfy any price deficiency by the issuance of additional unregistered shares of Common Stock or by the payment of cash. As of May 26, 1998, the shares of Common Stock issued in connection with the acquisition had not been registered by the Company. The excess of the purchase price and

                            MEDICAL RESOURCES, INC.

direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,444,000 and is being amortized on a straight-line basis over 20 years.

  On September 24, 1997, the Company acquired Dalcon Technologies, Inc. ("Dalcon") located in Nashville, Tennessee a software developer and provider of radiology information systems for $645,000 in cash and 35,722 shares of the Company's stock valued at $1,934,000. The shares of the Company's Common Stock issued at the closing are subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $2,615,000 and is being amortized on a straight-line basis over 5 years.

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

  Each of the above acquisitions consummated in 1997 (the "1997 Acquisitions") was accounted for under the purchase method of accounting. The operations of the imaging center acquisitions are included as part of continuing operations in the Consolidated Statements of Operations from the date of purchase. With respect to the 1997 Acquisitions, the fair value of the assets acquired and liabilities assumed, in the aggregate, was approximately $64,759,000 and $64,908,000, respectively. Contingent consideration associated with acquisitions is recorded as additional purchase price when resolved.

  As recommended by the Special Committee, the Affiliate has repaid to the Company $1,424,000 representing all of the financial advisory fees paid by the Company to the Affiliate with respect to the acquisition of Wesley, Manhattan, New York, MRI of Jupiter, Presgar, San Jose, Germantown, Port Charlotte and Bronx and Queens centers. See Note 12 of Notes to Consolidated Financial Statements.

 1996 Acquisitions

  On January 9, 1996, the Company consummated the acquisition of the business assets of MRI-CT, Inc., ("MRI-CT") comprised primarily of four diagnostic imaging centers in New York City. The acquisition was consummated pursuant to an Asset Purchase Agreement dated December 21, 1995 by and among the Company and MRI-CT. Pursuant to the Agreement, a wholly owned subsidiary of the Company acquired all of the business assets of MRI-CT for a combination of $553,000 cash, 64,704 shares of the Company's Common Stock valued at $914,000 and a $88,000 note payable bearing interest at prime due January 9, 2001. The excess of the purchase price over the fair value of net assets acquired amounted to $1,540,000 and is being amortized on a straight line basis over 20 years.

  On January 12, 1996, the Company consummated the acquisition of the common stock of NurseCare Plus, Inc. ("NurseCare"), a California corporation based in Oceanside, California, which provides supplemental healthcare staffing services for clients including hospitals, clinics and home health agencies in Southern California. The NurseCare acquisition was consummated pursuant to a Stock Purchase Agreement dated as of January 11, 1996 by and among StarMed Staffing, Inc. ("StarMed") and NurseCare. Pursuant to the NurseCare agreement, StarMed acquired from NurseCare all of the common stock of NurseCare for $2,514,000 payable $1,264,000 in cash and a note payable for $1,250,000 bearing interest at prime plus one percent due January 12, 1999. The excess of the purchase price over the fair value of net assets acquired amounted to $2,087,000 and is being amortized on a straight line basis over 20 years. See
Note 16.

                            MEDICAL RESOURCES, INC.

  On May 1, 1996, the Company entered into an Asset Purchase Agreement with Americare Imaging Centers, Inc. and MRI Associates of Tarpon Springs, Inc. ("Americare"), which owns and operates imaging centers in the Tampa, Florida area. Pursuant to the acquisition agreement, the Company acquired certain of the assets and liabilities of Americare for $1,500,000 cash and 76,250 shares of the Company's Common Stock valued at $1,275,000. The excess of the purchase price over the fair value of net assets acquired amounted to $2,862,000 and is being amortized on a straight line basis over 20 years.

  On May 22, 1996, the Company entered into an Asset Purchase Agreement with Clearwater, Florida based Access Imaging Center, Inc. ("Access"). Pursuant to the acquisition, the Company acquired certain of the assets and liabilities of Access for $1,300,000 cash and 64,021 shares of the Company's Common Stock valued at $1,445,000. The excess of the purchase price over the fair value of net assets acquired amounted to $1,972,000 and is being amortized on a straight line basis over 20 years.

  On June 28, 1996, the Company entered into an Asset Purchase Agreement with WeCare Allied Health Care, Inc. ("WeCare"), a healthcare staffing company. Pursuant to the agreement, the Company acquired certain assets for $1,050,000 cash and a $510,000 note payable bearing interest at prime plus one percent due July 1998. The excess of the purchase price over the fair value of net assets acquired amounted to $1,769,000 and is being amortized on a straight line basis over 20 years. See Note 16.

  On July 3, 1996, the Company acquired a diagnostic imaging center in Centereach, New York ("Centereach"). Pursuant to the acquisition, the Company acquired certain of the assets for approximately $3,100,000 in cash. The excess of the purchase price over the fair value of net assets acquired amounted to $2,989,000 and is being amortized on a straight line basis over 20 years.

  On August 30, 1996, the Company consummated the NMR Acquisition. NMR was engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued and outstanding share of NMR Common Stock was converted into 0.2292 shares of the Company's Common Stock resulting in the issuance of 1,485,500 shares of the Company's Common Stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs (including $200,000 in fees and 40,000 warrants, with an exercise price of $27.00, valued (for accounting purposes only) at $325,000 for financial advisory services issued to the Affiliate) over the fair value of net assets acquired amounted to approximately $35,286,000 and is being amortized on a straight line basis over twenty years.

  On November 25, 1996 the Company consummated the acquisition of two diagnostic imaging centers in Garden City and East Setauket, New York (the "Long Island" centers). Pursuant to the acquisition agreement, the Company acquired certain assets and liabilities for a $4,500,000 convertible promissory note due January 9, 1997 and $1,900,000 in cash. The convertible promissory note converted into 177,725 shares of the Company's Common Stock upon registration of the shares in accordance with its terms at a conversion price of $25.32. The excess of the purchase price and direct acquisition costs, including $60,000 in financial advisory fees paid to the Affiliate, over the fair value of net assets acquired amounted to $6,042,000 and is being amortized on a straight line basis over 20 years.

  On December 16, 1996, the Company acquired the Imaging Center of the Ironbound in Newark, New Jersey (the "Ironbound" center) from TME, Inc. for $216,000 in cash and 6,289 shares of Company Common Stock valued at $200,000. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $440,000 and is being amortized on a straight line basis over 20 years.

  Each of the above acquisitions consummated in 1996 (the "1996 Acquisitions") were accounted for under the purchase method of accounting. The operations of the imaging center acquisitions are included as part of

                            MEDICAL RESOURCES, INC.

continuing operations in the Consolidated Statements of Operations from the date of purchase. Contingent consideration associated with acquisitions is recorded as additional purchase price.

 1995 Acquisitions

  On February 24, 1995, the Company consummated a merger (the "Merger") with Maternity Resources, Inc. ("Maternity Resources"), a Delaware corporation engaged in the wholesale, manufacture and retail sale of maternity apparel. The merger was consummated pursuant to a Stock Purchase Agreement (the "Agreement") dated as of February 24, 1995 by and among the Company, Maternity Resources and the other parties named therein (the "Sellers"). Maternity Resources was formed on December 27, 1994 for the sole purpose of acquiring Maternity Retail Partners, L.P. and Kik Kin, L.P. Pursuant to the Agreement, the Company acquired (i) 100% of the issued and outstanding common stock of Maternity Resources from the Sellers in exchange for an aggregate of 160,000 shares of the Company's Common Stock, par value $0.01 and (ii) 100% of the issued and outstanding shares of Series B and Series C Preferred Stock of Maternity Resources from the holders thereof in exchange for shares of the Company's Series A Preferred Stock and Series B Preferred Stock. At the time of the Merger, the Company and Maternity Resources were under common control through stock ownership and, as a result, the Merger was accounted for as a transfer between entities under common control. Under this method of accounting, when entities are under common control, the assets, liabilities and operations are combined at historical cost in a manner similar to that in pooling of interests accounting. In November 1995, the Company sold its Maternity Resources subsidiaries and consequently transferred all of Maternity Resources liabilities to unaffiliated third parties. The Company has no material contingent liabilities remaining with respect to Maternity Resources. Since the Maternity operations have been sold, Maternity Resources has been reported as a discontinued operation.

  Maternity apparel revenues were recognized on an accrual basis as earned and realizable and consisted of net revenue derived from the wholesale and retail sale of maternity clothing and apparel. Maternity apparel revenues amounted to approximately $11,057,000 for the year ended December 31, 1995. The initial purchase price of $4,076,000 (the aggregate recorded fair value of the Common Stock and the Preferred Stock issued by the Company in connection with the Merger) exceeded the book value of net assets acquired of $1,120,000 by $2,955,000. This amount could be considered a distribution to shareholders. On December 27, 1995, preferred shares, which were included as part of the $4,076,000 having a potential redemption value of $2,392,000 were redeemed by the Company for an agreed upon aggregate amount of $24,000. The net amount paid in excess of the net assets acquired after the redemption amounted to $564,000. The acquisition of Maternity was accounted for in a manner similar to that in a pooling of interests. This accounting resulted in certain adjustments directly to stockholders' equity. A credit of $1,022,000 was made to paid-in-capital related to the forgiveness of certain debt owed by Maternity to affiliated organizations that is accounted for as a capital contribution due to the related party nature. A credit of $570,000 was made to retained deficit that represents a portion of Maternity's January 1995 losses attributable to a subsidiary. These losses were included in the Company's 1994 operations in recognition of the then full year's operating results for the specific subsidiary's year ended January 31, 1995. Accordingly, the amount duplicated in 1995 operating results is reversed. A charge of $269,000 to paid-in-capital relates to a cash redemption by Maternity of its then outstanding redeemable preferred stock prior to the merger. Maternity Retail Partners L.P. has also been included in the Company's consolidated operating results for the twelve months ended December 31, 1995.

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

                            MEDICAL RESOURCES, INC.

("CFMR"), and "New England MRI". Pursuant to the Agreement, FMR acquired substantially all of the assets of one of the centers and CFMR acquired all of the assets of the other center through the issuance of 400,000 shares of the Company's Common Stock valued at $3,449,000. Of the 400,000 shares, 200,000 shares were issued at closing with the remaining 200,000 shares to be issued within two years of closing (200,000 of such shares were issued in 1997). The centers achieved certain earnings objectives and as a result, an additional 66,667 shares were issued in September 1997, to New England MRI, in accordance with the additional consideration provisions in the purchase agreement. The market value of the shares upon issuance was recorded as additional goodwill subject to amortization over the stated period. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $5,746,000 and is being amortized on a straight line basis over 20 years. The accompanying Consolidated Financial Statements include the operations of FMR and CFMR from the above date of acquisition. The shares issued to New England MRI as consideration for the purchased assets are subject to certain registration rights.

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

  The following table summarizes the unaudited pro forma results of continuing operations for the years ended December 31, 1997 and 1996, assuming the 1997 imaging center acquisitions had occurred on January 1, 1997 and 1996 and the 1996 imaging center acquisitions had occurred on January 1, 1996 (in thousands, except per share data):

                                                         1997           1996
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
   Revenue, net......................................  $185,309       $192,131
   Operating income (loss)...........................   (17,323)(a)     26,190
   Income (loss) before income taxes.................   (30,134)        10,360
   Net income (loss) from continuing operations......   (31,355)         6,376
   Basic net income (loss) per share from continuing
    operations.......................................  $  (4.87)      $   1.70

--------
(a) 1997 pro forma results include a $12,962,000 loss on the impairment of goodwill and other long-lived assets and other unusual charges of $9,723,000. See Note 3 of the Notes to the Consolidated Financial Statements for further details.

                            MEDICAL RESOURCES, INC.

15. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of unaudited quarterly consolidated financial results of continuing operations for the years ended December 31, 1997 and 1996 (in thousands except per share amounts) (see Note 16):

                                                FIRST  SECOND   THIRD  FOURTH
                                               QUARTER QUARTER QUARTER QUARTER
                                               ------- ------- ------- -------
   1997
     Revenue, net............................. $26,841 $37,877 $42,022 $37,672
     Operating income (loss)..................   6,713   5,896   9,159 (43,065)
     Net income (loss) from continuing
      operations..............................   3,362   2,628   3,909 (43,805)
     Basic earnings (loss) per share from
      continuing operations...................    0.53    0.39    0.56   (6.06)
     Diluted earnings (loss) per share from
      continuing operations...................    0.50    0.36    0.49   (6.06)
   1996
     Revenue, net............................. $11,367 $12,899 $17,088 $23,408
     Operating income.........................   2,064   2,771   3,704   5,161
     Net income from continuing operations....   1,235   1,538   1,775   2,435
     Basic earnings per share from continuing
      operations..............................    0.45    0.51    0.49    0.43
     Diluted earnings per share from
      continuing operations...................    0.44    0.47    0.45    0.40

  In the table above, the second quarter of 1997 has been restated to include a non-cash charge of $2,305,000 for compensation expense resulting from stock options granted in 1996 and early 1997 that were approved by the Company's stockholders in May 1997.

  The fourth quarter of 1997 includes a $12,962,000 loss on the impairment of goodwill and other long-lived assets and other unusual charges of $9,723,000. See Note 3 of the Notes to the Consolidated Financial Statements for further details. The fourth quarter of 1997 also includes additional charges related to increases in the estimated provision for uncollectible accounts receivable and higher contractual allowance estimates.

  Quarterly results are generally affected by the timing of acquisitions.

16. SUBSEQUENT EVENTS

AGREEMENT IN PRINCIPLE REGARDING SENIOR NOTE DEFAULTS

  Management has reached an agreement in principle with the Senior Note lenders with respect to existing covenant defaults and certain covenant modifications. Under the terms of the agreement in principle, the Senior Note lenders have agreed to waive all existing covenant defaults and to modify the financial covenants applicable over the remaining term of the Senior Notes. In consideration for these waivers and covenant modifications, the Company has agreed to increase the effective blended interest rate on the Senior Notes from 7.87% to 9.00%, and issue to the Senior Note lenders warrants to acquire 375,000 shares of the Company's Common Stock at an exercise price of $7.67 per common share. In addition, the Company has agreed to prepay $2,000,000 of principal outstanding on the Senior Notes (without premium) and to pay a fee to the Senior Note lenders of $500,000. The agreement in principle is subject to the execution of definitive documents, which are expected to be completed during September 1998. There can be no assurance, however, that definitive documents effecting the agreement in principle will be executed.

  Upon execution of the definitive documents with respect to the Senior Notes, the Senior Notes and the Cross Default Debt will no longer be in default and will be shown as long-term debt in future financial statements of the Company.

                            MEDICAL RESOURCES, INC.

SALE OF STARMED

  Through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), the Company provides temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold the stock of StarMed to RehabCare Group, Inc. for gross proceeds of $33,000,000 (the "StarMed Sale"). Due to the StarMed Sale, the amounts in the accompanying Consolidated Statements of Operations and related notes thereto have been restated to reflect StarMed as a discontinued operation.

  Net cash proceeds from the StarMed Sale were used as follows: (i) $13,786,000 to repay StarMed's outstanding third-party debt (in accordance with the terms of sale) (ii) $2,000,000 was placed in escrow to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company (part or all of this amount may be payable to the Company over time) and (iii) an additional $2,000,000 was placed into escrow to be applied as a partial repayment of the Company's $78,000,000 of Senior Notes. The remaining net proceeds of approximately $13,400,000 increased the Company's consolidated cash balances. For accounting purposes, a pretax gain from the StarMed Sale of approximately $5,000,000 is expected to be reported in the third quarter of 1998.


  The following table shows summary balance sheets for StarMed as of December 31 (in thousands):

                                                                 1997    1996
                                                                ------- -------
                               ASSETS
      Current Assets
        Cash and cash equivalents.............................. $   455 $   --
        Accounts receivable, net...............................  12,657   5,287
        Other Current Assets...................................     279     185
                                                                ------- -------
          Total current assets.................................  13,391   5,472
      Property and equipment, net..............................     428     275
      Goodwill, net............................................  10,442   8,026
      Other assets.............................................     218     --
                                                                ------- -------
        Total assets........................................... $24,479 $13,773
                                                                ======= =======
                LIABILITIES AND STOCKHOLDER'S EQUITY
      Current Liabilities:
        Current notes and mortgages payable                     $   850 $ 1,275
        Borrowings under line of credit........................   3,744     --
        Debt due parent........................................   4,000   3,554
        Accounts payable and accrued expenses                     2,229     884
                                                                ------- -------
          Total current liabilities............................  10,823   5,713
      Notes and mortgages payable, less current portion........   2,827   3,635
      Debt due parent..........................................   6,279     --
      Equity...................................................   4,550   4,425
                                                                ------- -------
        Total liabilities and stockholder's equity............. $24,479 $13,773
                                                                ======= =======

                            MEDICAL RESOURCES, INC.

  The following table shows summary statements of operations for StarMed for the years ended December 31 (in thousands):

                                                        1997    1996    1995
                                                       ------- ------- -------
      Net service revenues............................ $57,974 $29,023 $16,133
      Office level operating costs and provision for
       uncollectible accounts receivable..............  47,123  24,316  13,543
      Corporate general and administrative............   8,089   3,212   1,984
      Depreciation and amortization...................     601     502     293
                                                       ------- ------- -------
        Operating income..............................   2,161     993     313
      Interest expense, net...........................     353     135     --
                                                       ------- ------- -------
      Income before income taxes......................   1,808     858     313
      Provision for income taxes......................   1,079     587     416
                                                       ------- ------- -------
      Net income (loss)............................... $   729 $   271 $  (103)
                                                       ======= ======= =======

See note 14 for discontinued operations relating to Maternity Resources, Inc. for 1995.

  In June 1998, an individual filed a complaint against the Company, StarMed, Wesley Medical Resources, Inc., a subsidiary of the Company ("Wesley"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. The complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose adverse material information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, recession of the sale of Wesley. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously. In July 1998, the Company and the named defendants filed a motion to dismiss the plaintiff's complaint on numerous grounds. The legal proceeding described above is in its preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of such proceeding.

                            MEDICAL RESOURCES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                          BALANCE AT  ADDITIONS                          BALANCE
                         BEGINNING OF CHARGED TO                         AT END
      DESCRIPTION           PERIOD     EXPENSE   ADDITIONS/(DEDUCTIONS) OF PERIOD
      -----------        ------------ ---------- ---------------------- ---------
Year ended December 31,
 1995
  Total Allowances for
   Doubtful Accounts....   $ 2,881     $ 3,378          $      0 (1)
                                                            (427)(2)     $ 5,832
Year ended December 31,
 1996
  Total Allowances for       5,832       4,705                78 (1)
   Doubtful Accounts....                                    (247)(2)      10,368
Year ended December 31,
 1997
  Total Allowances for      10,368      20,364               292 (1)
   Doubtful Accounts....                                 (12,102)(2)      18,922

--------
(1) Represents provision for bad debts of discontinued operations.
(2) Uncollectible accounts written off, net of recoveries.