Form 10-Q/A
period 1998-03-31
MEDICAL RESOURCES INC /DE/
filed 1998-09-29
CIK 725151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

     The Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 is hereby amended and restated in entirety by this Amendment No. 1 on Form 10-Q/A. On July 24, 1998, the Registrant effected a one-for-three reverse stock split of its Common Stock. The information set forth in this Form 10-K gives effect to such reverse stock split.

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

                               MEDICAL RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                       March 31,        December 31,
                                                                         1998              1997
                                                                     -------------     -------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Senior Notes due 2001 through 2005, classified as curret         $  78,000            $  78,000
    Notes and mortgages payable, classified as current                   2,985                3,206
    Capital lease obligations, classified as current                     8,831                9,555
    Current portion of notes and mortgages payable                      14,746               13,313
    Current portion of capital lease obligations                        10,460               10,311
    Borrowings under line of credit                                      6,591                3,744
    Accounts payable                                                    13,557               13,141
    Accrued expenses                                                    24,455               28,018
    Common stock subject to redemption                                   7,187                9,734
    Other current liabilities                                              494                  290
                                                                     -------------     -------------
        Total current liabilities                                      167,306              169,312

Notes and mortgages payable, less current portion                       19,549               21,539
Obligations under capital leases, less current portion                  14,498               16,361
Other long term liabilities                                                882                  178
                                                                     -------------     -------------
        Total liabilities                                              202,235              207,390

Minority interest                                                        4,803                4,662

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000 shares,
         7,314 issued and outstanding at March 31, 1998 and
         7,296 issued and outstanding at December 31, 1997                  73                   73
     Series C Convertible Preferred Stock, $1,000 per share stated
         value; 18 shares issued and outstanding (liquidation
        preference of 3% per annum)                                     18,377               18,242
     Additional paid-in capital                                        140,246              138,810
     Accumulated deficit                                               (35,095)             (30,221)
                                                                     -------------     -------------
        Total stockholders' equity                                     123,601              126,904
                                                                     -------------     -------------
Total liabilities and stockholders' equity                           $ 330,639            $ 338,956
                                                                     =============     =============


  The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      Quarter ended March 31,
                                                      -----------------------
                                                       1998            1997
                                                      --------       --------

Net service revenues................................  $ 47,286       $ 26,841
Imaging center operating costs:
   Technical services payroll and related expenses..    11,582          4,653
   Medical supplies.................................     2,999          1,390
   Diagnostic equipment maintenance.................     2,860          1,509
   Independent contractor fees......................     2,567          1,311
   Administrative expenses..........................     7,135          3,902
   Other center level costs.........................     3,204          1,053
Provision for uncollectible accounts receivable.....     3,621          1,821
Corporate general and administrative................     4,823          1,699
Depreciation and amortization.......................     6,477          2,790
Unusual charges.....................................     3,760             -
                                                      --------       --------
     Operating income (loss)........................    (1,742)         6,713
Interest expense, net...............................     3,486            887
                                                      --------       --------
Income (loss) for continuing before minority
 interest and income taxes...........................   (5,228)         5,826
Minority interest income............................       181            235
                                                      --------       --------
Income (loss) from continuing operations
 before income taxes................................    (5,409)         5,591
Provision (benefit) for income taxes................        79          2,229
                                                      --------       --------
Income (loss) from continuing operations............    (5,488)         3,362
Income from discontinued operations (net of income
 tax provision of $61 and $327, respectively)........      749            240
                                                      --------       --------
Net income (loss)...................................    (4,739)         3,602
Charges related to convertible preferred stock......      (135)            -
                                                      --------       --------
Net income (loss) applicable to common
   stockholders.....................................  $ (4,874)      $  3,602
                                                      ========       ========
Income (loss) per common share applicable to common
  stockholders:
  Basic -
    Net income (loss) per share before
     discontinued operations......................... $   (.77)      $    .53

    Discontinued operations.........................       .10            .04
                                                      --------       --------
    Net income (loss) per share.....................      (.67)           .57
                                                      ========       ========

  Diluted -
    Net income (loss) per share before
     discontinued operations........................  $   (.77)      $    .50
    Discontinued operations.........................       .10            .03
                                                      --------       --------
    Net income (loss) per share.....................      (.67)           .53
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

Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures. This standard has no impact on the Company's financial position, cash flows or results of operations since the Company's comprehensive income is the same as its reported net income.

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


                                                               1998      1997
                                                           --------    -------
Basic earnings per share information
Income (loss) from continuing operations ................  $ (5,488)   $ 3,362
Income from discontinued operations .....................       749        240
                                                           --------    -------
Net income (loss) .......................................    (4,739)     3,602
Charges related to convertible preferred stock ..........      (135)        --
                                                           --------    -------
Net income (loss) applicable to common stockholders......  $ (4,874)   $ 3,602
                                                           ========    =======
Weighted average number of common shares ................     7,286      6,356
                                                           ========    =======
Income (loss) per share before discontinued operations...      (.77)   $  0.53
Discontinued operations .................................       .10       0.04
                                                           --------    -------
Basic earnings (loss) per share .........................     (0.67)      0.57
                                                           ========    =======

Diluted earnings per share information

Income (loss) from continuing operations ................  $ (5,488)   $ 3,362
Income from discontinued operations .....................       749        240
                                                           --------    -------
Net Income (loss)........................................    (4,739)   $ 3,602
Interest savings from conversion of convertible
 subordinated debentures.................................        --         92
Charges related to convertible preferred stock ..........      (135)        --
                                                           --------    -------
Net income (loss) applicable to common stockholders
 after assumed conversions ..............................  $ (4,874)   $ 3,694
                                                           ========    =======
Weighted average number of common shares ................     7,286      6,356
Incremental shares issuable on exercise of warrants
 and options.............................................        --        236
Incremental shares issuable on conversion of convertible
 subordinated debentures.................................        --        368
                                                           --------    -------
Weighted average number of diluted common shares.........     7,286      6,960
                                                           ========    =======
Income (loss) per share before discontinued operations...  $   (.77)   $  0.50
Discontinued operations .................................       .10       0.03
                                                           --------    -------
Diluted earnings (loss) per share .......................     (0.67)   $  0.53
                                                           ========    =======

                            MEDICAL RESOURCES, INC.

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under the agreements for its $78,000,000 of Senior Notes. The financial covenant defaults under the Senior Note agreements entitle the lenders to exercise certain remedies including acceleration of repayment. In addition, certain medical equipment notes, and operating and capital leases of the Company, aggregating $15,638,000 at March 31, 1998 (the "Cross-Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.
In the event that the Senior Note lenders or the holders of the Cross Default Debt elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheets at March 31, 1998 and December 31, 1997. Accordingly, the Company had a deficit in working capital of $59,043,000 at March 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1997 contains an explanatory paragraph with respect to the issues that raise substantial doubt about the Company's ability to continue as a going concern mentioned in Note 2 to the Company's consolidated financial statements. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

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

                            MEDICAL RESOURCES, INC.

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

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. During 1997, the Company entered into an agreement to set the purchase price per common share related to certain shares covered a repurchase agreement to the then current market price in exchange for additional time to obtain registration of such shares. The increased amount of such repurchase obligation of $1,696,000 was charged to retained earnings and shown as an increase in Common Stock subject to redemption on the Consolidated Balance Sheet. As of March 31, 1998 and December 31, 1997, the Company had reflected $7,187,000 and $9,734,000, respectively, of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the first three months ended March 31, 1998, the Company paid $2,547,000 to sellers who exercised their rights to have shares of Common Stock repurchased. The Company expects to pay an additional $5,763,000 during the remainder of 1998 ($3,696,000 of which was due and payable on June 3, 1998 (the "June 1998 Repurchase Obligation") but has not been paid by the Company) in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Note holders. With respect to the June 1998 Repurchase Obligation which remains due and payable, the Company is in discussions with the sellers to whom such obligations are owed and the Senior Note lenders regarding the timing and satisfaction of the June 1998 Repurchase Obligation.

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

                            MEDICAL RESOURCES, INC.

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

  The following table shows summary balance sheets for StarMed as of March 31, 1998 and December 31, 1997 (in thousands):

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------  ------------
                           ASSETS
   Current Assets:
     Cash and cash equivalents............................ $ 2,193    $   455
     Accounts receivable, net.............................  14,014     12,657
     Other current assets.................................      82        279
                                                           -------    -------
       Total current assets...............................  16,289     13,391
   Property and equipment, net............................     471        428
   Goodwill, net..........................................  10,298     10,442
   Other assets...........................................      31        218
                                                           -------    -------
       Total assets....................................... $27,089    $24,479
                                                           =======    =======
            LIABILITIES AND STOCKHOLDER'S EQUITY
   Current Liabilities:
     Current notes and mortgages payable.................. $   699    $   850
     Borrowings under line of credit......................   6,591      3,744
     Debt due parent......................................   4,000      4,000
     Accounts payable and accrued expenses................   1,723      2,229
                                                           -------    -------
       Total current liabilities..........................  13,013     10,823
   Notes and mortgages payable, less current portion......   2,729      2,827
   Debt due parent........................................   6,048      6,279
   Equity.................................................   5,299      4,550
                                                           -------    -------
       Total liabilities and stockholder's equity......... $27,089    $24,479
                                                           =======    =======

  The following table shows summary statements of operations for StarMed for the quarters ended (in thousands):

                                             QUARTER ENDED
                                               MARCH 31,
                                           -------------------
                                             1998      1997
                                           --------- ---------
   Net service revenues..................  $  19,816 $  13,146
   Office level operating costs and
    provisions for uncollectible accounts
    receivable...........................     15,797    10,740
   Corporate general and administrative..      2,856     1,665
   Depreciation and amortization.........        171       131
                                           --------- ---------
     Operating income....................        992       610
   Interest expense, net.................        182        43
                                           --------- ---------
   Income before income taxes............        810       567
   Provision for income taxes............         61       327
                                           --------- ---------
   Net income............................  $     749 $     240
                                           ========= =========

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

7. SUBSEQUENT EVENT

  In July 1998, the Company decided to sell or close approximately eight imaging centers. These centers will be sold or closed during the third and fourth quarters of 1998. In most cases, the Company decided to sell or close these centers due to general competitive pressures and their close proximity to other imaging centers of the Company which have more advanced imaging equipment. The Company expects to incur a charge of between $3,000,000 and $4,000,000 during the third quarter of 1998 related to these imaging centers. Such charge will consist of (i) the write-off of fixed assets and other assets of between $2,000,000 and $2,600,000 and (ii) reserve for costs to exit facility and equipment leases of between $1,000,000 and $1,400,000.

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

     Type I - The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated
uncollectible amount.   Type I net service revenues for the quarter ended March
31, 1998 were $24,365,000 or 52% of revenues.

     Type II - The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physicians fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount. Type II net service revenues for the quarter ended March 31, 1998 were $19,168,000 or 41% of revenues.

     Type III - The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors. Type III net service revenues for the quarter ended March 31, 1998 were $3,440,000 or 7% of revenues.

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

     On July 24, 1998, the Company effected a one-for-three reverse stock split of its Common Stock. The information in this Report gives effect to such reverse stock split.

     Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     For the quarter ended March 31, 1998, the Company's net service revenues increased $20,445,000 or 76%, to $47,286,000 during the first quarter of 1998 from $26,841,000 for the first quarter of 1997, due primarily to the timing of various 1997 acquisitions which contributed $22,420,000 of the increase. Revenues at imaging centers that were operated by the Company for all of 1997 decreased $1,975,000 or 8%, to $22,181,000 for the quarter ended March 31, 1998 from $24,156,000 for the same period in 1997. This decrease in revenues was the net result of higher contractual allowances in relation to gross billings in the first quarter of 1998, partially offset by the beneficial effects of increased procedure volumes.

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

     Revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 24% of net service revenues for the quarter ended March 31, 1998. Automobile insurance carriers generally pay the non-deductible non-co-pay portion of the charge, with the remaining balance payable by the individual. The timing of collection from the individual is partially dependent upon the outcome and timing of any settlement or judgment of the injury claim. Accordingly, such receivables typically require a longer period of time to collect compared to the Company's other receivables, and in the experience of the Company incur a higher bad debt expense. If the Company were to become less successful in its efforts in collecting these receivables, the Company's results could be materially and adversely affected.

     Operating costs increased $16,529,000, or 120%, to $30,347,000 for the quarter ended March 31, 1998 from $13,818,000 for the quarter ended March 31, 1997, due primarily to the addition of operating costs of $13,931,000 from centers acquired during 1997. Operating costs at imaging centers operated by the Company for all of 1997 increased $2,598,000, or 21%, to $14,964,000 for the three months ended March 31, 1998 from $12,366,000 for the three months ended March 31, 1997, primarily as a result of increased payroll and related costs.

     Center operating margins, which represent net service revenue less imaging center operating costs as a percent of net revenue, decreased for the quarter ended March 31, 1998 to 36% from 49% for the quarter ended March 31, 1997 due primarily to higher contractual allowances as a percentage of gross billings and generally higher payroll and administrative costs.

     The provision for uncollectible accounts receivable for the quarter ended March 31, 1998 was $3,621,000, or 8%, of related net service revenues, compared to the first quarter of 1997 provision of $1,821,000, or 7%, of related net service revenues. The increase in the dollar amount of the provision for uncollectible accounts receivable was primarily due to higher revenue levels in the first quarter of 1998.

     Corporate general and administrative expense for the three months ended March 31, 1998 was $4,823,000, an increase of $3,124,000 from the $1,699,000 recorded for the three months ended March 31, 1997. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during 1997. In March 1998, the Company announced a workforce reduction and follow-on attrition program that is expected to result in reduced payroll costs of approximately $5,000,000 per annum.

     Depreciation and amortization expense for the first quarter of 1998 was $6,477,000, compared to $2,790,000 for the first quarter of 1997, or an increase of $3,687,000 due primarily to higher equipment depreciation of $2,207,000 primarily resulting from 1997 acquisitions and increased goodwill amortization of $1,384,000.

     During the first quarter of 1998, the Company recorded $3,760,000 of unusual charges consisting of (i) $313,000 for shareholder and employee lawsuits, and (ii) $2,227,000 ($1,194,000 of which was a non-cash charge related to the issuance of 350,000 Common Stock warrants) for penalties associated with delays in the registration of the Company's Common Stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and (iv) $337,000 for management termination benefits and related costs.

     The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of current negotiations regarding defaults under the Senior Notes and penalties associated with the failure to register the Company's Common Stock, as well as the outcome of certain litigation.

     Net interest expense for the three months ended March 31, 1998 was $3,486,000 as compared to $887,000 for the three months ended March 31, 1997, an increase of $2,599,000. This increase was primarily attributable to higher outstanding debt, including the issuance of $78,000,000 of Senior Notes during 1997, notes payable of $36,505,000 and capital lease obligations totaling $26,612,000 assumed in connection with the Company's 1997 acquisitions.

     The Company's income for the quarter ended March 31, 1998 was decreased by $181,000 attributable to minority interests, as compared to a reduction in the Company's income of $235,000 for the quarter ended March 31, 1997.

     The provision for income taxes for the three months ended March 31, 1998 was $79,000 as compared to a provision of $2,229,000 for the comparable period last year. During the first quarter of 1998, the benefit for income taxes was limited due to the uncertainty regarding the recognition of the full amount of the Company's deferred tax assets.

     The Company's net loss from continuing operations for the quarter ended March 31, 1998 was $5,488,000 compared to net income from continuing operations for the quarter ended March 31, 1997 of $3,362,000.

     The net loss applicable to common stockholders (used in computing loss per common share) in the first quarter of 1998 includes charges of $135,000 as a result of the accretion of the Company's preferred stock.

     In July 1998, the Company decided to sell or close approximately eight imaging centers. These centers will be sold or closed during the third and fourth quarters of 1998. In most cases, the Company decided to sell or close these centers due to general competitive pressures and their close proximity to other imaging centers of the Company which have more advanced imaging equipment. The Company expects to incur a charge of between $3,000,000 and $4,000,000 during the third quarter of 1998 related to these imaging centers. Such charge will consist of (i) the write-off of fixed assets and other assets of between $2,000,000 and $2,600,000 and (ii) reserve for costs to exit facility and equipment leases of between $1,000,000 and $1,400,000.

RESULTS OF DISCONTINUED OPERATIONS

 Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

  Net service revenues for StarMed increased to $19,816,000 in the first quarter of 1998 from $13,146,000 in the first quarter of 1997, an increase of $6,670,000 or 51%. Internal growth in the staffing business, consisting primarily of the opening of new per diem offices, accounted for $2,401,000 of the increase in revenues. Revenues at per diem offices acquired during the three month period ended March 31, 1997 accounted for $2,735,000 of the increase and revenues of $1,534,000 were contributed by per diem offices acquired after March 31, 1997.

  Operating costs for StarMed for the three months ended March 31, 1998 were $15,725,000 compared to $10,737,000 for the three months ended March 31, 1997, an increase of $4,988,000 or 46%. Internal growth in the staffing business accounted for $1,841,000 of the increase in operating costs. Increased costs at per diem offices opened or acquired during 1997 accounted for $3,147,000 of the additional operating costs.

  Center operating margins for StarMed increased for the three months ended March 31, 1998 to 21% from 18% for the three months ended March 31, 1997 due primarily to improved profitability of per diem offices opened or acquired prior to 1997.

  Net earnings related to StarMed increased to $ 749,000 for the quarter of 1998 from $240,000 in the first quarter of 1997.

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

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under the agreements for its $78,000,000 of Senior Notes. The financial covenant defaults under the Senior Note agreements entitle the lenders to exercise certain remedies including acceleration of repayment. In addition, certain medical equipment notes, and operating and capital leases of the Company, aggregating $15,638,000 at March 31, 1998 (the "Cross-Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes. In the event that the Senior Note lenders or the holders of the Cross Default Debt elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheets at March 31, 1998 and December 31, 1997. Accordingly, the Company had a deficit in working capital of $59,043,000 at March 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1997 contains an explanatory paragraph with respect to the issues that raise substantial doubt about the Company's ability to continue as a going concern mentioned in Note 2 to the Company's consolidated financial statements. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

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

  In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. In the event the Company is unable to register such shares by the required dates, the Company would become obligated to repurchase the shares issued in connection with such acquisition. As of March 31, 1998 and December 31, 1997, the Company had reflected $7,187,000 and $9,734,000, respectively, of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the first three months ended March 31, 1998, the Company paid $2,547,000 to sellers who exercised their rights to have shares of Common Stock repurchased. The Company expects to pay an additional $5,763,000 during the remainder of 1998 ($3,696,000 of which was due and payable on June 3, 1998 (the "June 1998 Repurchase Obligation") but has not been paid by the Company) in connection with the settlement of certain repurchase obligations of the Company subject, under certain circumstances, to the consent of the Senior Note holders. With respect to the June 1998 Repurchase Obligation which remains due and payable, the Company is in discussions with the sellers to whom such obligations are owed and the Senior Note lenders regarding the timing and satisfaction of the June 1998 Repurchase Obligation.

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

  As of March 31, 1998, 18,000 shares of the Company's Series C Preferred Stock were issued and outstanding. Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of
(i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the (5) five consecutive trading days ending five (5) trading days prior to the date of conversion. On June 18, 1998 2,500 shares of Series C Preferred Stock were converted into 373,220 shares of Common Stock.


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

  During 1997, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of March 31, 1998, the Company's debt, including capitalized lease obligations, totaled $155,660,000. The aggregate estimated amounts of principal, interest and capital lease obligations due in each of the years ended December 31, 1998 through 2002 on such debt, including payments associated with the StarMed Sale, is $49,125,000 ($37,980,000 of which has been paid through August 31, 1998), $25,713,000, $27,647,000,
$32,373,000 and $24,177,000, respectively. The Company does not expect to incur significant additional debt in the near future and expects to rely on its existing cash balances, of approximately $18,242,000 at August 31, 1998 and its ability to enter into operating leases to fund expansions and equipment replacement at its centers.

  The Company's sources of liquidity consist of its cash balances and its ability to enter into operating leases to fund expansions and equipment replacement at its centers. At March 31, 1998 and December 31, 1997, the Company's cash and cash equivalents were $13,032,000 and $23,198,000, respectively. As a result of improvements in the Company's billing and collection systems, the Company expects its cash flow from operations, including changes in accounts receivable, to increase from the level achieved in the three months ending March 31, 1998. Assuming that the Company executes definitive documents with respect to the Senior Notes consistent with the agreement in principle, management believes that the positive cash flow from operations, the Company's existing cash balances, and net cash proceeds from the StarMed Sale will provide it with sufficient funds available to finance its needs through 1998.

  In order to meet one of Nasdaq's alternative listing requirements, the Company effected a one-for-three reverse stock split of its Common Stock on July 24, 1998. On July 28, 1998, the Nasdaq Qualifications Listing Panel notified the Company that the Company had complied with Nasdaq's continued listing qualifications and that the Common Stock would continue to be listed on The Nasdaq Stock Market. The share data included in this Report has been adjusted to reflect the impact of the reverse stock split. There can be no assurance that in the future the Common Stock will meet the continued listing requirements for The Nasdaq Stock Market.

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

     In January 1998, the Company issued to RGC International, LDC ("RGC") warrants to purchase 116,667 shares of Common Stock at an exercise price of $38.85 per share in payment of certain monthly penalties payable to RGC as a result of the failure by the Company to register the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock held by RGC.

     In February 1998, the Company issued to Robert Kupchak ("Kupchak") 8,541 shares of Common Stock. Kupchak had been the seller of a certain diagnostic imaging center located in Hollywood, Florida in July 1997 and, at the closing of such sale, received shares of Common Stock from the Company as partial consideration for such center (the "Closing Shares"). The shares issued in February 1998 were issued as a result of the election by Kupchak of his right to have the Company pay the shortfall (approximately $275,000) with respect to the market value of his Closing Shares as of February 1, 1998 compared to the market value of his Closing Shares at the time of the closing of the relevant acquisition.

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



Date: September 29, 1998