Form 10-Q/A
period 1998-06-30
MEDICAL RESOURCES INC /DE/
filed 1998-09-29
CIK 725151

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


                    Yes [X]         No  [   ]


     At July 31, 1998, 7,922,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $53,367,000

     The Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is hereby amended and restated in its entirety by this Amendment No. 1 on Form 10-Q/A.

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

                            MEDICAL RESOURCES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                            MEDICAL RESOURCES, INC.

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

                            MEDICAL RESOURCES, INC.

 Comprehensive Income

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures. This standard has no impact on the Company's financial position, cash flows or results of operations since the Company's comprehensive income is the same as its reported net income.


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

  The computations of basic earning per share and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 were as follows (in thousands, except per share amounts):

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                           -------------------------------------
                                             1998       1997     1998     1997
                                           ---------  -----------------  -------
   BASIC EARNINGS (LOSS) PER SHARE
    INFORMATION
   Income (loss) from continuing
    operations...........................  $  (1,442) $  2,628 $ (6,930) $ 5,990
   Income from discontinued operations...        592       155    1,341      395
                                           ---------  -------- --------  -------
   Net income (loss).....................       (850)    2,783   (5,589)   6,385
   Charges related to convertible
    preferred stock......................       (139)      --      (274)     --
                                           ---------  -------- --------  -------
   Net income (loss) applicable to common
    stockholders.........................  $    (989) $  2,783 $ (5,863) $ 6,385
                                           =========  ======== ========  =======
   Weighted average number of common
    shares...............................      7,321     6,745    7,304    6,549
   Net income (loss) per share before
    discontinued operations..............  $   (0.22) $   0.39 $  (0.99) $  0.91
   Discontinued operations...............       0.08      0.02     0.19     0.06
                                           ---------  -------- --------  -------
   Basic earnings (loss) per share.......  $   (0.14) $   0.41 $  (0.80) $  0.97
                                           =========  ======== ========  =======
   DILUTED EARNINGS (LOSS) PER SHARE
    INFORMATION
   Income (loss) from continuing
    operations...........................  $  (1,442) $  2,628 $ (6,930) $ 5,990
   Income from discontinued operations...        592       155    1,341      395
                                           ---------  -------- --------  -------
   Net income (loss).....................       (850)    2,783   (5,589)   6,385
   Interest savings from conversion of
    convertible subordinated debentures..        --         23      --        43
   Charges related to convertible
    preferred stock......................       (139)      --      (274)     --
                                           ---------  -------- --------  -------
   Net income (loss) applicable to common
    stockholders after assumed
    conversions..........................  $    (989) $  2,806 $ (5,863) $ 6,428
                                           =========  ======== ========  =======
   Weighted average number of common
    shares...............................      7,321     6,745    7,304    6,549
   Incremental shares issuable on
    exercise of warrants and options.....        --        432      --       461
   Incremental shares issuable on
    conversion of convertible
    subordinated debentures..............        --        103      --       --
                                           ---------  -------- --------  -------
   Weighted average number of diluted
    common shares........................      7,321     7,280    7,304    7,010
                                           =========  ======== ========  =======
   Net income (loss) per share before
    discontinued operations..............  $   (0.22)     0.36 $  (0.99)    0.86
   Discontinued operations...............       0.08      0.02     0.19     0.06
                                           ---------  -------- --------  -------
   Diluted earnings (loss) per share.....  $   (0.14) $   0.38 $  (0.80) $  0.92
                                           =========  ======== ========  =======

                            MEDICAL RESOURCES, INC.

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under the agreements for its $78,000,000 of Senior Notes. The financial covenant defaults under the Senior Note agreements entitle the lenders to exercise certain remedies including acceleration of repayment. In addition, certain medical equipment notes, and operating and capital leases of the Company, aggregating $14,575,000 at June 30, 1998 (the "Cross-Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes. In the event that the Senior Note lenders or the holders of the Cross Default Debt elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheets at June 30, 1998 and December 31, 1997. Accordingly, the Company had a deficit in working capital of $55,892,000 at June 30, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1997 contains an explanatory paragraph with respect to the issues that raise substantial doubt about the Company's ability to continue as a going concern mentioned in Note 2 to the Company's consolidated financial statements. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

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

                            MEDICAL RESOURCES, INC.

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

4. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net, is comprised of the following (in thousands):

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                          --------  ------------
   Management fee receivables (net of contractual
    allowances)
     Due from unaffiliated physicians (Type I revenues).. $ 39,477    $ 35,540
     Due from affiliated physicians (Type III revenues)..    7,198       8,585
   Patient and third party payor accounts receivable
    (Type II revenues)...................................   34,678      27,284
   Temporary staffing service accounts receivable........   15,533      13,400
                                                          --------    --------
   Gross accounts receivable.............................   96,886      84,809
   Less: Allowance for doubtful accounts.................  (22,125)    (18,922)
                                                          --------    --------
                                                          $ 74,761    $ 65,887
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

  In 1996, Lavina Orsi and Pompeo Orsi brought an action in the Supreme Court of the State of New York, King's County against Advanced MRA Imaging Associates in Brooklyn, New York, a wholly owned subsidiary of the Company ("MRA Imaging"), for damages aggregating $12,500,000. The plaintiff alleges negligent operations, improper supervision and hiring practices and the failure to operate the premises in a safe manner, as a result of which the individual suffered physical injury. The Company's general liablity and professional negligence insurance carriers have been notified, and it has been agreed that the general liability insurance will pursue the defense of this matter, however, such insurers have reserved the right to claim that the scope of the matter falls outside the Company's coverage. The parties to this matter are engaged in discovery. The Company believes it has meritorious defenses to all claims against it and therefore is of the opinion that the Company will not incur any material settlement cost, net of insurance proceeds (if any). Accordingly, the Company has made no accrual for any costs associated with such litigation under SFAS
No. 5.

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

                            MEDICAL RESOURCES, INC.

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

  The following table shows summary balance sheets for StarMed as of June 30, 1998 and December 31, 1997 (in thousands):

                                                           JUNE 30, DECEMBER 31,
                                                             1998       1997
                                                           -------- ------------
                           ASSETS
   Current Assets:
     Cash and cash equivalents............................ $ 6,022    $   455
     Accounts receivable, net.............................  14,934     12,657
     Other current assets.................................     613        279
                                                           -------    -------
       Total current assets...............................  21,569     13,391
   Property and equipment, net............................     458        428
   Goodwill, net..........................................   9,993     10,442
   Other assets...........................................     118        218
                                                           -------    -------
       Total assets....................................... $32,138    $24,479
                                                           =======    =======
            LIABILITIES AND STOCKHOLDER'S EQUITY
   Current Liabilities:
     Current notes and mortgages payable.................. $   492    $   850
     Borrowings under line of credit......................  10,591      3,744
     Debt due parent......................................   4,000      4,000
     Accounts payable and accrued expenses................   2,110      2,229
                                                           -------    -------
       Total current liabilities..........................  17,193     10,823
   Notes and mortgages payable, less current portion......   2,702      2,827
   Debt due parent........................................   6,352      6,279
   Equity.................................................   5,891      4,550
                                                           -------    -------
       Total liabilities and stockholder's equity......... $32,138    $24,479
                                                           =======    =======

                            MEDICAL RESOURCES, INC.

  The following table shows summary statements of operations for StarMed for the three and six month periods ended June 30 (in thousands):

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                           ------------------- -----------------
                                             1998      1997      1998     1997
                                           --------- --------- -------- --------
   Net service revenues..................  $  20,490 $  12,801 $ 40,307 $ 25,947
   Office level operating costs and
    provisions for uncollectible accounts
    receivable...........................     16,400    10,408   32,197   21,148
   Corporate general and administrative..      3,056     1,822    5,912    3,488
   Depreciation and amortization.........        163       132      334      263
                                           --------- --------- -------- --------
     Operating income....................        871       439    1,864    1,048
   Interest expense, net.................        223        73      406      116
                                           --------- --------- -------- --------
   Income before income taxes............        648       366    1,458      932
   Provision for income taxes............         56       211      117      537
                                           --------- --------- -------- --------
   Net income............................  $     592 $     155 $  1,341 $    395
                                           ========= ========= ======== ========

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

  The provision for uncollectible accounts receivable for the quarter ended June 30, 1998 was $3,686,000 an increase of $1,754,000 from second quarter 1997 provision of $1,932,000. The Company's provision for uncollectible accounts receivable for the second quarter of 1998 represented 8% of related net service revenues, compared to the second quarter of 1997 provision, which represented 5% of related net service revenues. The increase in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due to an increase in the estimated rate of bad debts, primarily related to personal injury claim receivables. If and to the extent that personal injury claim receivables decline as a percentage of total net service revenues over time, and provided the Company improves its cash collections of outstanding accounts receivables on an ongoing basis, this provision should fall below 8% of net service revenues in the future. Although outstanding accounts receivables increased during the second quarter of 1998, cash collections from mid-June through early August of this year have improved and, during this period, outstanding accounts receivable has decreased slightly.

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

  The provision for uncollectible accounts receivable for the six months ended June 30, 1998 was $7,307,000, an increase of $3,554,000 from six months ended 1997 provision of $3,753,000. The Company's provision for uncollectible accounts receivable for the six months ended 1998 was 8% of related net service revenues, compared to the first six months of 1997, which represented 6% of related net service revenues. The increase in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due to an increase in the estimated rate of bad debts, primarily related to personal injury claim receivables. If and to the extent that personal injury claim receivables decline as a percentage of total net service revenues over time, and provided the Company improves its cash collections of outstanding accounts receivables on an ongoing basis, this provision should fall below 8% of net service revenues in the future. Although outstanding accounts receivables increased during the second quarter of 1998, cash collections from mid-June through early August of this year have improved and, during this period, outstanding accounts receivable has decreased slightly.

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

  In July 1998, the Company decided to sell or close approximately eight imaging centers. These centers will be sold or closed during the third and fourth quarters of 1998. In most cases, the Company decided to sell or close these centers due to general competitive pressures and their close proximity to other imaging centers of the Company which have more advanced imaging equipment. The Company expects to incur a charge of between $3,000,000 and $4,000,000 during the third quarter of 1998 related to these imaging centers. Such charge will consist of (i) the write-off fixed assets and other assets of between $2,000,000 and $2,600,000 and (ii) reserve for costs to exit facility and equipment leases of between $1,000,000 and $1,400,000.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1998, the Company's primary source of cash flow was from reductions in the Company's cash balances of $9,113,000 and borrowings under the Company's lines of credit of $6,847,000. The primary use of cash was the repayment of principal amount of capital lease obligations and notes and mortgages payable of $10,550,000, and repurchase of Common Stock subject to redemption as a result of the exercise of puts provided by the Company in connection with 1997 acquisitions of $3,311,000. Operating activities provided cash of $1,101,000 during the six months ended June 30, 1998. Cash flow from operating activities was adversely effected by an increase of $8,874,000 in accounts receivable, net of allowance for bad debts. The increase in accounts receivable is the result of difficulties experienced in integrating the billing and collection systems of the centers acquired during 1997. By July of 1998, the Company completed the planned conversion of over 77% of its centers to the Company's proprietary radiology information system, ICIS, and commenced a restructuring of its collection efforts for the purpose of ultimately consolidating all collection activities within four or more regional collection offices. The restructuring is in response to the need to improve overall collection results and controls. The Company expects that these efforts will result in an improved collection rate of accounts receivable and cash flows. From mid-June through early August of this year, cash collections have improved and, during this period, outstanding accounts receivable has decreased slightly.

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

  As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company is currently in default of certain financial covenants under the agreements for its $78,000,000 of Senior Notes. The financial covenant defaults under the Senior Note agreements entitle the lenders to exercise certain remedies including acceleration of repayment. In addition, certain medical equipment notes, and operating and capital leases of the Company, aggregating $14,575,000 at June 30, 1998 (the "Cross-Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes. In the event that the Senior Note lenders or the holders of the Cross Default Debt elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheets at June 30, 1998 and December 31, 1997. Accordingly, the Company had a deficit in working capital of $55,892,000 at June 30, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1997 contains an explanatory paragraph with respect to the issues that raise substantial doubt about the Company's ability to continue as a going concern mentioned in Note 2 to the Company's consolidated financial statements. The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

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