Form 10-Q
period 1998-09-30
MEDICAL RESOURCES INC /DE/
filed 1998-11-16
CIK 725151

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES Exchange Act of 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                    Yes [X]         No  [_]


     At October 30, 1998, 9,177,374 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $20,179,000


                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not Applicable.

================================================================================

                            MEDICAL RESOURCES, INC.

                                     INDEX

                                                                          Pages
                                                                          -----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets at September 30, 1998 and
            December 31, 1997                                                 3

           Consolidated Statements of Operations for the three and nine
            months ended September 30, 1998 and 1997                          4

           Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                                 5

           Notes to Consolidated Financial Statements                      6-15

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 16-25



PART II.   OTHER INFORMATION                                              26-27

                            MEDICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       September 30,          December 31,
                                                                                            1998                  1997
                                                                                     ----------------       --------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                          $      16,409          $    23,198
     Cash and short-term investments, restricted                                                2,016                  600
     Accounts receivable, net                                                                  58,902               65,887
     Other receivables                                                                         10,852                5,430
     Prepaid expenses                                                                           6,887                7,027
     Income taxes recoverable                                                                   6,700                6,504
     Deferred tax assets, net                                                                   2,090                2,492
                                                                                     ----------------       --------------
          Total current assets                                                                103,856              111,138
Property and equipment, net                                                                    54,384               64,343
Goodwill and other intangible assets, net                                                     143,350              156,460
Deferred tax assets, net                                                                            -                2,353
Other assets                                                                                    2,692                4,662
                                                                                     ----------------       --------------
     Total assets                                                                       $     304,282          $   338,956
                                                                                     ================       ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Long-term notes and mortgages payable, classified as current                      $           -          $    81,206
      Capital lease obligations, classified as current                                              -                9,555
      Current portion of notes and mortgages payable                                           12,941               13,313
      Current portion of capital lease obligations                                              8,951               10,311
      Borrowings under line of credit                                                               -                3,744
      Accounts payable                                                                         11,973               13,141
      Accrued expenses                                                                         24,046               28,018
      Common stock subject to redemption                                                        4,045                9,734
      Other current liabilities                                                                 1,667                  290
                                                                                     ----------------       --------------
      Total current liabilities                                                                63,623              169,312

Notes and mortgages payable, less current portion                                              94,178               21,539
Obligations under capital leases, less current portion                                         17,467               16,361
Other long term liabilities                                                                       926                  178
                                                                                     ----------------       --------------
      Total liabilities                                                                       176,194              207,390

Minority interest                                                                               6,059                4,662

Stockholders' equity:

      Common stock, $.01 par value; authorized 50,000 shares; issued
       7,687 at September 30, 1998 and 7,296 at December 31, 1997                                  77                   73
      Series C Convertible Preferred Stock, $1,000 per share stated
       value; issued 16 shares at September 30, 1998 and 18 shares
       at December 31, 1997; liquidation preference 3% per annum                               16,132               18,242
     Additional paid-in capital                                                               143,846              138,810
     Accumulated deficit                                                                      (38,026)             (30,221)
                                                                                     ----------------       --------------
      Total stockholders' equity                                                              122,029              126,904
                                                                                     ----------------       --------------
Total liabilities and stockholders' equity                                              $     304,282          $   338,956
                                                                                     ================       ==============

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            For the Three Months                     For the Nine Months
                                                             Ended September 30,                      Ended September 30,
                                                        -----------------------------            ---------------------------
                                                            1998              1997                 1998              1997
                                                        -----------       -----------            ----------       ----------
Net service revenues                                    $    44,176       $    42,022            $  137,824       $  106,740
Costs of operations:
   Costs of services                                         27,797            21,222                86,129           55,839
   Provision for doubtful accounts                            3,377             2,042                10,684            5,795
   Equipment leases                                           1,835             1,161                 4,840            1,910
   Depreciation and amortization                              6,109             5,488                18,744           12,567
                                                        -----------       -----------            ----------       ----------
      Total costs of operations                              39,118            29,913               120,397           76,111

   Gross profit                                               5,058            12,109                17,427           30,629
Corporate general and administrative expenses                 2,979             2,949                 8,794            6,555
Stock-option based compensation                                  76                 -                   304            2,305
Unusual charges attributable to center closings               3,489                 -                 3,489                -
Other unusual charges                                           890                 -                 6,290                -
                                                        -----------       -----------            ----------       ----------
     Operating income (loss)                                 (2,376)            9,160                (1,450)          21,769
Interest expense, net                                         3,484             2,543                10,396            5,276
                                                        -----------       -----------            ----------       ----------
     Income (loss) from continuing operations before
       minority interest and income taxes                    (5,860)            6,617               (11,846)          16,493
Minority interest (benefit)                                     176              (306)                  819             (499)
                                                        -----------       -----------            ----------       ----------
     Income (loss) from continuing operations before
       income taxes                                          (6,036)            6,923               (12,665)          16,992
Provision for income taxes                                      160             3,014                   461            7,093
                                                        -----------       -----------            ----------       ----------
     Income (loss) from continuing operations                (6,196)            3,909               (13,126)           9,899
Discontinued operations:
  Gain on sale of discontinued operations, net of tax         3,905                 -                 3,905                -
  Income from discontinued operations, net of tax               465               378                 1,806              773
                                                        -----------       -----------            ----------       ----------

     Net income (loss)                                       (1,826)            4,287                (7,415)          10,672
Charges related to convertible preferred stock                 (116)                -                  (390)               -
                                                        -----------       -----------            ----------       ----------
     Net income (loss) applicable to common
        stockholders                                    $    (1,942)      $     4,287            $   (7,805)      $   10,672
                                                        ===========       ===========            ==========       ==========

Income (loss) per common share applicable to
 common stockholders:
  Basic -
     Continuing operations                              $     (0.82)      $      0.56            $    (1.82)      $     1.48
     Discontinued operations                                   0.57              0.05                  0.77             0.11
                                                        -----------       -----------            ----------       ----------
       Net income (loss) per common share               $     (0.25)      $      0.61            $    (1.05)      $     1.59
                                                        ===========       ===========            ==========       ==========

  Diluted -
     Continuing operations                              $     (0.82)      $      0.49            $    (1.82)      $     1.33
     Discontinued operations                                   0.57              0.05                  0.77             0.10
                                                        -----------       -----------            ----------       ----------
       Net income (loss) per common share               $     (0.25)      $      0.54            $    (1.05)      $     1.43
                                                        ===========       ===========            ==========       ==========

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                            MEDICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        For the Nine Months
                                                                                                        Ended September 30,
                                                                                                        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                 1998                 1997
                                                                                                      ----                 ----
Net income (loss)                                                                                 $      (7,415)        $    10,672
                                                                                                ----------------      -------------
Adjustments to reconcile net income to cash provided (used) by operations -
      Depreciation and amortization                                                                      18,744              12,588
      Provision for uncollectible accounts receivable                                                    10,684               7,185
      Deferred income tax provision                                                                           -               1,137
      Stock-option based compensation                                                                       304               2,305
      Issuance of warrants and notes to preferred stockholder                                             3,644                   -
      Gain on sale of discontinued business                                                              (3,905)                  -
      Other, net                                                                                          1,397                (685)
Changes in operating assets and liabilities:
   Accounts receivable                                                                                  (18,895)            (29,396)
   Other receivables                                                                                     (3,922)            (13,372)
   Prepaid expenses                                                                                         139              (2,951)
   Income taxes recoverable or payable                                                                    2,309                 516
   Other assets                                                                                             864                 531
   Accounts payable and accrued expenses                                                                 (4,919)              4,201
   Other liabilities                                                                                      2,125               3,951
                                                                                                ----------------      -------------
      Total adjustments                                                                                   8,569             (13,990)
                                                                                                ----------------      -------------
        Net cash provided (used) by operating activities                                                  1,154              (3,318)
                                                                                                ----------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued business                                                          28,814                   -
Contingent consideration related to prior year acquisitions                                              (2,833)                  -
Purchase of property and equipment                                                                       (2,591)             (4,542)
Acquisitions, net of cash acquired                                                                            -             (56,132)
Sale of short-term investments, net                                                                           -               5,822
Other, net                                                                                                 (943)             (2,285)
                                                                                                ----------------      -------------
        Net cash provided (used) by investing activities                                                 22,447             (57,137)
                                                                                                ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of debt in connection with sale of discontinued business                                     (13,786)                  -
Principal payments on notes and mortgages payable                                                       (10,666)             (3,800)
Principal payments under capital lease obligations                                                       (8,241)             (2,274)
Proceeds from issuance of other debt                                                                      6,950               2,859
Proceeds from Senior Notes, net of issuance costs                                                             -              77,113
Note and capital lease repayments from proceeds of Senior Notes                                               -             (13,764)
Proceeds from issuance of preferred stock, net                                                                               16,965
Proceeds from sale/leaseback transactions                                                                     -               9,865
Note and capital lease repayments from proceeds of sale/leasebacks                                            -              (4,831)
Note and capital lease repayments in connection with acquisitions                                             -             (13,261)
Repurchase of Common Stock subject to redemption                                                         (4,775)                  -
Other, net                                                                                                  128               1,393
                                                                                                ----------------      -------------
        Net cash provided (used) by financing activities                                                (30,390)             70,265
                                                                                                ----------------      -------------
Net increase (decrease) in cash and cash equivalents                                                     (6,789)              9,810
Cash and cash equivalents at beginning of year                                                           23,198              15,346
                                                                                                ----------------      -------------

Cash and cash equivalents at end of period                                                        $      16,409         $    25,156
                                                                                                ================      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash refunded by (paid for) income taxes                                                        $         972         $    (3,242)
  Cash paid for interest                                                                                (12,588)             (5,240)

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

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1997, as amended, and in conjunction with Form S-1 declared effective by the SEC on October 1, 1998.

     In July 1998, the Company's shareholders approved a reverse stock split of the Company's outstanding shares of Common Stock. As a result of the reverse stock split, each three outstanding shares of Common Stock were automatically converted into one share of new Common Stock. The share data included in this Form 10-Q have been adjusted to reflect the impact of the reverse stock split.

     The Company has been notified by NASDAQ that it is being reviewed for continued listing on NASDAQ's National Market System due to its failure to continue to meet the $5.00 minimum bid price requirement. The Company has until January 15, 1999 to satisfy the listing requirements. In the event it is unable to meet the requirements for continued listing on the National Market System, the Company will attempt to move its listing to NASDAQ's SmallCap Market. No assurance can be given that the Company will be successful in that regard.

The Company

     The Company operates and manages primarily fixed-site, free-standing outpatient medical diagnostic imaging facilities (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company, through its wholly owned subsidiary, Dalcon Technologies, Inc., also develops and markets software products and systems for the diagnostic imaging industry.

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

Cost of Services

     Cost of services as shown on the Consolidated Statement of Operations for the three month and nine month periods ended September 30, 1998 and 1997 consist of the following (in thousands):

                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,           September 30,
                                                                    -------------           -------------
                                                                   1998      1997          1998       1997
                                                                   ----      ----          ----       ----
Operations payroll and related costs                              $10,310    $ 9,602       $31,811    $22,192
Equipment maintenance expense                                       2,884      1,147         8,493      4,533
Contract radiology fees                                             2,046      1,239         6,393      4,064
Medical supplies                                                    2,368      2,357         8,527      6,241
Facilities rent and related costs                                   3,022      2,356         8,425      6,009
Sales and marketing expenses and other center level costs           6,777      4,521        21,856     12,800
                                                                  -------    -------       -------    -------
     Total Diagnostic Imaging                                      27,407     21,222        85,505     55,839
Dalcon Technologies, Inc.                                             390          -           624          -
                                                                  -------    -------       -------    -------
     Total Company                                                $27,797    $21,222       $86,129    $55,839
                                                                  =======    =======       =======    =======

Reclassification and Restatement

     The Consolidated Statement of Operations for the nine month period ended September 30, 1997 has been restated to include a non-cash charge of $2,305,000 for compensation expense resulting from stock options granted in 1996 and early 1997 that were approved by the Company's stockholders in May 1997. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

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

Earnings Per Share

     Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus the potentially issuable common shares related to outstanding stock options, warrants and convertible debt. Earnings per share amounts for the three and nine months ended September 30, 1997 have been restated to conform to the requirements of SFAS No. 128.

     The computations of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 were as follows (in thousands, except per share amounts):

                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,            September 30,
                                                                    -------------            -------------
                                                                   1998       1997         1998         1997
                                                                   ----       ----         ----         ----
Basic earnings (loss) per share information
-------------------------------------------
Income (loss) from continuing operations                          $(6,196)    $3,909      $(13,126)    $ 9,899
Total income from discontinued operations                           4,370        378         5,711         773
                                                                  -------     ------      --------     -------
Net income (loss)                                                  (1,826)     4,287        (7,415)     10,672
Charges related to convertible preferred stock                       (116)         -          (390)          -
                                                                  -------     ------      --------     -------
Net income (loss) applicable to common stockholders               $(1,942)    $4,287      $ (7,805)    $10,672
                                                                  =======     ======      ========     =======

Weighted average number of common shares                            7,687      6,986         7,433       6,696
                                                                  =======     ======      ========     =======

Net income (loss) per share before discontinued operations        $ (0.82)    $ 0.56      $  (1.82)    $  1.48
Discontinued operations                                              0.57       0.05          0.77        0.11
                                                                  -------     ------      --------     -------
Basic earnings (loss) per share                                   $ (0.25)    $ 0.61      $  (1.05)    $  1.59
                                                                  =======     ======      ========     =======

Diluted earnings (loss) per share information
---------------------------------------------
Income (loss) from continuing operations                          $(6,196)    $3,909      $(13,126)    $ 9,899
Total income from discontinued operations                           4,370        378         5,711         773
                                                                  -------     ------      --------     -------
Net income (loss)                                                  (1,826)     4,287        (7,415)     10,672
Charges related to convertible preferred stock                       (116)         -          (390)          -
                                                                  -------     ------      --------     -------
Net income (loss) applicable to common
  stockholders after assumed conversions                          $(1,942)    $4,287      $ (7,805)    $10,672
                                                                  =======     ======      ========     =======

Weighted average number of common shares                            7,687      6,986         7,433       6,696
Incremental shares issuable on exercise of warrants
  and options                                                           -        629             -         435
Incremental shares issuable on conversion of
  convertible subordinated debentures                                   -        335             -         335
                                                                  -------     ------      --------     -------
Weighted average number of diluted common shares                    7,687      7,950         7,433       7,466
                                                                  =======     ======      ========     =======

Net income (loss) per share before discontinued operations        $ (0.82)    $ 0.49      $  (1.82)    $  1.33
Discontinued operations                                              0.57       0.05          0.77        0.10
                                                                  -------     ------      --------     -------
Diluted earnings (loss)  per share                                $ (0.25)    $ 0.54      $  (1.05)    $  1.43
                                                                  =======     ======      ========     =======


2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

     As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company was in default of certain financial covenants under its $78,000,000 of Senior Notes. The financial covenant defaults under the Senior Note agreements entitled the lenders to exercise certain remedies including acceleration of repayment. In addition, certain medical equipment notes, and operating and capital leases of the Company (the "Cross-Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

     In the event that the Senior Note lenders or the holders of the Cross Default Debt elected to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have had a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were accelerated, in whole or in part, there could be no assurance that the Company would have been successful in identifying or consummating financing necessary to satisfy the obligations which would have become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheets at December 31, 1997. As a result of these matters, as well as other issues, there was substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1997 contains an explanatory paragraph with respect to these issues. The December 31, 1997 financial statements did not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

     In October 1998, management reached an agreement with the Senior Note lenders with respect to a waiver of all existing covenant defaults and a modification of the financial covenants applicable over the remaining term of the Senior Notes. In consideration for this waiver and amendment, the Company has agreed to increase the effective blended interest rate on the Senior Notes from 7.87% to 9.00%, and issued to the Senior Note lenders warrants to acquire 375,000 shares of the Company's Common Stock at an exercise price of $7.67 per common share. The warrants had an estimated value of $503,000 which will be recorded as deferred financing expense and amortized over the remaining term of the Senior Notes. In addition, the Company prepaid $2,000,000 of principal outstanding on the Senior Notes (without premium) and paid a fee to the Senior Note lenders of $500,000. As a result of the execution of the waiver and amendment with respect to the Senior Notes, the Senior Notes and the Cross Default Debt are no longer in default and have been shown as long-term debt in the September 30, 1998 Consolidated Balance Sheet.


3. UNUSUAL CHARGES

     In July 1998, the Company completed a review of under-performing centers and determined that it would sell or close eight imaging centers during the third and fourth quarters of 1998. In most cases, the Company decided to sell or close these centers due to general competitive pressures and because of their close proximity to other imaging centers of the Company which have more advanced imaging equipment. During the three months ended September 30, 1998, the Company recorded unusual charges attributable to center closings of $3,489,000, consisting of (i) $1,602,000 for the estimated costs to exit equipment lease and maintenance agreements and facility lease agreements, (ii) $1,481,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, and
(iii) $406,000 for estimated equipment removal, facility restoration and related costs.

     In addition, other unusual charges were recorded during the three months ended September 30, 1998 of $890,000, consisting of (i) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations, (ii) $360,000 for penalties associated with the delay in the effectiveness of the Company's Registration Statement (which has now become effective) and (iii) $150,000 for defense costs relating to shareholder and employee lawsuits.

     During the nine months ended September 30, 1998, the Company recorded unusual charges attributable to center closings of $3,489,000, as described above, and other unusual charges of $6,290,000, including the $890,000 recorded during the third quarter of 1998. The other unusual charges consist of (i) $3,827,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with the delay in the effectiveness the Company's Registration Statement (which has now become effective), (ii) $863,000 for defense costs relating to shareholder and employee lawsuits, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (iv) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (v) $337,000 for management termination benefits and related costs.

     The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of shareholder and employee lawsuits and current negotiations with the holders of the Series C Preferred Stock regarding additional penalties associated with the failure to timely register the Company's Common Stock.


4. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, is comprised of the following (in thousands):

                                                                           September 30,       December 31,
                                                                                1998               1997
                                                                                ----               ----
Management fee receivables (net of contractual allowances)
   Due from unaffiliated physicians (Type I revenues)                         $ 40,426            $ 35,540
   Due from affiliated physicians (Type III revenues)                            6,209               8,585
Patient and third party payor accounts receivable (Type II
   Revenues)                                                                    36,173              27,551
                                                                              --------            --------
Gross diagnostic imaging and Dalcon accounts receivable                         82,808              71,676
Less related allowance for doubtful accounts                                   (23,906)            (18,445)
                                                                              --------            --------
Diagnostic imaging and Dalcon accounts receivable, net                          58,902              53,231
Temporary staffing service accounts receivable, net                                  -              12,656
                                                                              --------            --------
                                                                              $ 58,902            $ 65,887
                                                                              ========            ========

     Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances amounted to approximately $32,849,000 and $25,712,000 for the three months ended September 30, 1998 and 1997, respectively, and approximately $92,114,000 and $56,805,000 for the nine months ended September 30, 1998 and 1997, respectively.


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

     The Special Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report. Accordingly, the Special Committee recommended and 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's Chairman of the Board (the "Affiliate"), agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to the Affiliate for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Special Committee's investigations. All such amounts have been paid or reimbursed to the

Company. In addition, the Special Committee recommended and the Affiliate agreed to allow the Company to terminate its relationship with the Affiliate.

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

     In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. During 1997, the Company entered into an agreement to set the purchase price per common share related to certain shares covered by a repurchase agreement to the then current market price in exchange for additional time to obtain registration of such shares. The increased amount of such repurchase obligation of $1,696,000 was charged to retained earnings and shown as an increase in the Common Stock subject to redemption of the Consolidated Balance Sheet. As of September 30, 1998 and December 31, 1997, the Company had reflected $4,045,000 and $9,734,000, respectively, of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the first nine months ended September 30, 1998, the Company paid $4,775,000 to sellers who exercised their rights to have shares of Common Stock repurchased. The Company expects to pay an additional $4,045,000 during the remainder of 1998.

     In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the sellers (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Any such Price Protection payments will be charged to stockholders' equity. During October 1998, the Company issued 590,147 shares related to certain Price Protection obligations and expects to pay an additional $1,659,000 in cash related to Price Protection obligations, excluding Price Protection obligations related to the shares which have repurchase obligations, referred to above.

     In addition, in connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differ for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both. Although the Company has the option, in certain cases, to pay certain of such amounts in shares of Common Stock, payment of significant cash funds to sellers in the event such earnout provisions are triggered could have a material adverse effect on the Company's cash flow and financial condition. In addition, the Company may be required to finance all or a portion of any such cash payments from third-party sources. No assurance can be given that such capital will be available on terms acceptable to the Company. In addition, the issuance by the Company of shares of Common Stock in payment of any such owed amounts could be dilutive to the Company's
stockholders.   Contingent consideration associated with acquisitions is
recorded as additional purchase price when resolved.

     Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement, dated July 21, 1997, and the Registration Rights Agreement dated July 21, 1997, as amended, between the Company and RGC International, LDC ("RGC") (hereinafter referred to as the "RGC Agreements"), the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC. Under the RGC Agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement not later than October 1997. As amended, the RGC Agreements provided for monthly penalties through July 23, 1998 ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to certain dates.

     Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the (5) five consecutive trading days ending five (5) trading days prior to the date of conversion. On June 18, 1998, 2,500 shares of Series C Preferred Stock were converted into 373,000 shares of Common Stock. Accordingly, as of September 30, 1998, 15,500 shares of the Company's Series C Preferred Stock were issued and outstanding.
On November 10, 1998, an additional 600 shares of Series C Preferred Stock were converted into 342,000 shares of Common Stock.

     As a result of the Company's failure to register the RGC Conversion Shares until October 1, 1998, the Company: (i) issued warrants to RGC to acquire 389,000 shares of Common Stock at an exercise prices ranging from $34.86 to $38.85 per share, subject to reset in November 1998 (such warrants having an estimated value, for accounting purposes, of $3,245,000); and (ii) issued interest bearing promissory notes (the "RGC Penalty Notes") in the aggregate principal amount of $2,450,000 due October 15, 1998. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock. From and after July 23, 1998, pursuant to an amendment to the RGC Agreements entered into in June 1998, the Company is no longer subject to monthly penalties for failure to register the RGC Conversion Shares, except that RGC may presently elect a one-time penalty of $1,550,000 (the "September 1998 Penalty") because the RGC Conversion Shares were not registered by September 15, 1998. The September 1998 Penalty, if it shall become due by election of RGC, shall be payable, at the option of RGC, in cash or additional shares of Common Stock.

     On October 15, 1998, the Company did not pay RGC the $2,450,000 that was then due and payable under the RGC Penalty Notes. Additional, as discussed above, RGC may demand the September 1998 Penalty of $1,550,000. The Company and RGC are currently in discussions regarding the restructuring of the Penalty Notes and the September 1998 Penalty, but there can be no assurance that the Company will be successful in restructuring the Penalty Notes on terms favorable to the Company or its shareholders. Purchasers of Common Stock could therefore experience substantial dilution upon additional conversion of the Series C Preferred Stock, any conversion of RGC Penalty Notes into Common Stock and the impact of the exercise of warrants held by RGC. The shares of Series C Preferred Stock are not registered and may be sold only with the express written consent of the Company and if registered under the Act or sold in accordance with an applicable exemption from registration, such as Rule 144.


6. DISCONTINUED OPERATIONS

     On August 18, 1998, the Company sold the stock of StarMed to RehabCare Group, Inc. for gross proceeds of $33,000,000 (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

     Net cash proceeds from the StarMed Sale were used as follows: (i) $13,786,000 was used to retire StarMed's outstanding third-party debt (in accordance with the terms of sale) (ii) $2,000,000 was placed in escrow to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company (part or all of this amount may be payable to the Company over time), (iii) an additional $2,000,000 was applied as a partial repayment of the Company's $78,000,000 of Senior Notes, and (iv) $2,186,000 was used to fund cash costs associated with the sale. The remaining net proceeds of $13,028,000 increased the Company's consolidated cash balances. For accounting purposes, an after-tax gain on sale of $3,905,000 was reported in the third quarter of 1998.

     The table on the following page shows summary balance sheets for StarMed as of December 31, 1997 (in thousands):

                    ASSETS
         Cash and cash equivalents                                                 $   455
         Accounts receivable, net                                                   12,657
         Other current assets                                                          279
                                                                                   -------
                  Total current assets                                              13,391
         Property and equipment, net                                                   428
         Goodwill, net                                                              10,442
         Other assets                                                                  218
                                                                                   -------
                  Total assets                                                     $24,479
                                                                                   =======

         LIABILITIES AND STOCKHOLDER'S EQUITY
         Current notes and mortgages payable and line of credit                    $ 4,594
         Debt due parent                                                             4,000
         Accounts payable and accrued expenses                                       2,229
                                                                                   -------
                  Total current liabilities                                         10,823
         Notes and mortgages payable, less current portion                           2,827
         Debt due parent                                                             6,279
         Equity                                                                      4,550
                                                                                   -------
                  Total liabilities and stockholder's equity                       $24,479
                                                                                   =======

         The following table shows summary statements of operations for StarMed through August 15, 1998, the date of sale (in thousands):

                                                                    For the Three           For the Nine
                                                                    Months Ended            Months Ended
                                                                    September 30            September 30
                                                                    ------------            ------------
                                                                 1998         1997        1998         1997
                                                                 ----         ----        ----         ----
                                                                  (a)                      (a)
         Net service revenues                                   $10,780     $15,537       $51,087     $41,484
         Office level operating costs and provisions
            for uncollectible accounts receivable                 8,371      12,310        40,568      33,458
         Corporate general and administrative                     1,482       2,070         7,394       5,558
         Depreciation and amortization                               80         163           414         426
                                                                -------     -------       -------     -------
             Operating income                                       847         994         2,711       2,042
         Interest expense, net                                      382         100           788         216
                                                                -------     -------       -------     -------
             Income before income taxes                             465         894         1,923       1,826
         Provision for income taxes                                   -         516           117       1,053
                                                                -------     -------       -------     -------
             Income after income taxes                              465         378         1,806         773
         Gain on sale of StarMed (after tax of $250)              3,905           -         3,905           -
                                                                -------     -------       -------     -------
             Total income from discontinued operations          $ 4,370     $   378       $ 5,711     $   773
                                                                =======     =======       =======     =======

       (a) 1998 amounts reflect results through August 15, 1998, the date of sale of StarMed.

       In June 1998, an individual filed a complaint against the Company, StarMed, Wesley Medical Resources, Inc., a subsidiary of the Company ("Wesley"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. The complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose material adverse information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, recission of the sale of Wesley. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously. In July 1998, the Company and the named defendants filed a motion to dismiss the plaintiff's complaint on numerous grounds. On October 7, 1998, the action was transferred for pre-trial proceedings to the United States District Court of New Jersey. The legal proceeding described above is in its preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of such proceeding.

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

     Type I - The Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount. Type I net service revenues for the three months and nine months ended September 30, 1998 were $23,035,000 and $73,318,000, respectively, or 55% and 54% of diagnostic imaging revenues, respectively.

     Type II - The Company bills patients and third party payors directly for services provided and pays the Interpreting Physicians either (i) a fixed percentage of fees collected at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physician fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount. Type II net service revenues for the three months and nine months ended September 30, 1998 were $15,818,000 and $51,718,000, respectively, or 37% and 38% of diagnostic imaging revenues, respectively.

     Type III - The Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent and a fee for administrative and technical services performed at the centers. The affiliated physicians association contracts with and pays directly the Interpreting Physicians. The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physicians fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts from patients and third party payors. Type III net service revenues for the three months and nine months ended September 30, 1998 were $3,394,000 and $10,141,000, respectively, or 8% of diagnostic imaging revenues.

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

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1997

     For the quarter ended September 30, 1998, total Company net service revenues were $44,176,000 versus $42,022,000 for the quarter ended September 30, 1997, an increase of $2,154,000 or 5%.

     The increase in net service revenues is due primarily to the impact of 1997 acquisitions made after June 30, 1997, which contributed $7,226,000 of the increase. Revenues at imaging centers that have been operated by the Company since July 1, 1997 decreased $5,072,000 or 13%, to $33,106,000 for the quarter ended September 30, 1998 from $38,178,000 for the same period in 1997, primarily as a result of higher contractual allowances within comparable payor groups, lower total procedure volumes, a payor mix change away from person injury claim business toward more managed care business, and a modality mix change toward lower priced procedures.

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

     Diagnostic Imaging revenues derived from personal injury claims, mainly involving automobile accidents, represented approximately 14% of Diagnostic Imaging business net service revenues for the quarter ended September 30, 1998. Automobile insurance carriers generally pay the non-deductible non-co-pay portion of the charge, with the remaining balance payable by the individual.
The timing of collection from the individual is partially dependent upon the outcome and timing of any settlement or judgment of the injury claim. Accordingly, such receivables typically require a longer period of time to collect compared to the Company's other receivables, and in the experience of the Company incur a higher bad debt expense. In addition, a number of states have enacted legislation that is intended to curtail auto insurance spending on personal injury claims. Although the Company recently has intentionally shifted away from personal injury claim business due to its high bad debt rate and long collection cycle, if such business were to further materially decline either as a result of poorer than expected future collections performance or because of such legislation, the Company's results could be materially adversely affected.

     Costs of services for the three months ended September 30, 1998 were $27,797,000 compared to $21,222,000 for the three months ended September 30, 1997, an increase of $6,575,000 or 31%. This increase was due to the inclusion of operating costs of $4,318,000 related to centers acquired after July 1, 1997. Costs of services at imaging centers that have been operated by the Company since July 1, 1997 increased $2,257,000, to $21,968,000 for the quarter ended September 30, 1998 from $19,711,000 for the same period in 1997, primarily as a result of higher equipment maintenance, independent contractor and payroll costs in the third quarter of 1998.

     The provision for uncollectible accounts receivable for the quarter ended September 30, 1998 was $3,377,000, or 8% of related net service revenues, compared to the third quarter 1997 provision of $2,042,000, or 5% of related net service revenues. The increase in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due to an increase in the estimated rate of bad debts. Personal injury claim revenues have declined during 1998 as a percentage of total net service revenues, which should result in a reduction in the rate of bad debts over time. However, the Company has continued to accrue for estimated bad debts at the rate of 8% of diagnostic imaging net revenues throughout the first nine months of 1998 since diagnostic imaging receivables remain somewhat higher than the level at the beginning of year. Cash collections have improved during the third quarter of 1998 relative to early 1998 collections performance and, provided the Company continues to improve its collections, the Company expects to accrue bad debts at a lower rate in the future.

     Depreciation and amortization expense for the third quarter of 1998 was $6,109,000, compared to $5,488,000 for the third quarter of 1997, or an increase of $621,000. The increase was due primarily to higher equipment depreciation resulting from 1997 acquisitions and increased goodwill amortization.

     Gross profit margins, which represent net service revenue less center costs as a percent of net revenue, decreased for the quarter ended September 30, 1998 to 11% from 29% for the quarter ended September 30, 1997 due primarily to the reasons described above.

     Corporate general and administrative expense for the three months ended September 30, 1998 was $2,979,000, an increase of $30,000 from the $2,949,000 recorded for the three months ended September 30, 1997.

     In July 1998, the Company completed a review of under-performing centers and determined that it would sell or close eight imaging centers during the third and fourth quarters of 1998. In most cases, the Company decided to sell or close these centers due to general competitive pressures and because of their close proximity to other imaging centers of the Company which have more advanced imaging equipment. During the three months ended September 30, 1998, the Company recorded unusual charges attributable to center closings of $3,489,000, consisting of (i) $1,602,000 for the estimated costs to exit equipment lease and maintenance agreements and facility lease agreements, (ii) $1,481,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, and
(iii) $406,000 for estimated equipment removal, facility restoration and related costs.

     In addition, other unusual charges were recorded during the three months ended September 30, 1998 of $890,000, consisting of (i) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations, (ii) $360,000 for penalties associated with the delay in the effectiveness of the Company's Registration Statement (which has now become effective) and (iii) $150,000 for defense costs relating to shareholder and employee lawsuits.

     The Company could incur a substantial additional amount of unusual charges during the remainder of 1998 depending upon the outcome of shareholder and employee lawsuits and current negotiations with the holders of the Series C Preferred Stock regarding additional penalties associated with the failure to timely register the Company's Common Stock.

     Net interest expense for the three months ended September 30, 1998 was $3,484,000 as compared to $2,543,000 for the three months ended September 30, 1997, an increase of $941,000. This increase was primarily attributable to debt assumed in connection with the Company's 1997 acquisitions and borrowings under notes payable and lines of credit.

     The Company's income for the quarter ended September 30, 1998 was decreased by $176,000 attributable to minority interests, as compared to an increase in the Company's income of $306,000 for the quarter ended September 30, 1997.

     The provision for income taxes for the three months ended September 30, 1998 decreased to $160,000 as compared to $3,014,000 for the comparable period
last year.   The provision for income taxes for the three months ended September
30, 1998 consists entirely of estimated state income taxes. During the third quarter of 1998, a benefit for income taxes has not been recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred tax assets.

     The Company's net loss from continuing operations for the quarter ended September 30, 1998 was $6,196,000 compared to net income from continuing operations for the quarter ended September 30, 1997 of $3,909,000.

     The net loss applicable to common stockholders (used in computing loss per common share) in the third quarter of 1998 includes charges of $116,000 as a result of the accretion of the Company's preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998, total Company's net service revenues were $137,824,000 versus $106,740,000 for the nine months ended September 30, 1997, an increase of $31,084,000 or 29%.

     The increase in net service revenues is due primarily to the impact of 1997 acquisitions, which contributed $42,376,000 of the increase. Revenues at imaging centers that have been operated by the Company for all of 1997 decreased $11,292,000 or 16%, to $60,555,000 for the nine months ended September 30, 1998 from $71,847,000 for the same period in 1997, primarily as a result of higher contractual allowances within comparable payor groups, lower total procedure volumes, a payor mix change away from person injury claim business toward more managed care business, and a modality mix change toward lower priced procedures.

     Costs of Services for the nine months ended September 30, 1998 were $86,129,000 compared to $55,839,000 for the nine months ended September 30, 1997, an increase of $30,290,000 or 54%. This increase was due to the inclusion of operating costs of $24,145,000 related to centers acquired during 1997.
Costs of services at imaging centers that have been operated by the Company for all of 1997 increased $6,145,000, to $42,657,000 for the nine months ended September 30, 1998 from $36,512,000 for the nine months ended September 30, 1997, primarily as a result of higher equipment maintenance and payroll costs in the nine months ended September 30, 1998.

     The provision for uncollectible accounts receivable for the nine months ended September 30, 1998 was $10,684,000, or 8% of related net service revenues, compared to the nine months ended September 30, 1997 provision of $5,795,000, or 5% of related net service revenues. The increase in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due to an increase in the estimated rate of bad debts, as described above.

     Depreciation and amortization expense for the first nine months of 1998 was $18,744,000 compared to $12,567,000 for the first nine months of 1997, or an increase of $6,177,000, due primarily to higher equipment depreciation resulting from 1997 acquisitions and increased goodwill amortization.

     Gross profit margins, which represent net service revenue less center costs as a percent of net revenue, decreased for the first nine months of 1998 to 13% from 29% for the first nine months of 1997 due primarily to the reasons described above.

     Corporate general and administrative expense for the nine months ended September 30, 1998 was $8,794,000, an increase of $2,239,000 from the $6,555,000 recorded for the nine months ended September 30, 1997. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during 1997.

     Results for the nine months ended September 30, 1998 and 1997 include non-cash charges of $304,000 and $2,305,000, respectively, for compensation expense resulting from stock options granted in 1996 and early 1997 that were approved by the Company's stockholders in May 1997. Such compensation expense represents the difference between the exercise price of the options and the market price of the Company Common Stock on the date of plan approval, attributable to vested shares.

     During the nine months ended September 30, 1998, the Company recorded unusual charges attributable to center closings of $3,489,000, as described above, and other unusual charges of $6,290,000, including the $890,000 recorded during the third quarter of 1998. The other unusual charges consist of (i) $3,827,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with the delay in the effectiveness the Company's Registration Statement (which has now become effective), (ii) $863,000 for defense costs relating to shareholder and employee lawsuits, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (iv) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (v) $337,000 for management termination benefits and related costs.

     Net interest expense for the nine months ended September 30, 1998 was $10,396,000 as compared to $5,276,000 for the nine months ended September 30, 1997, an increase of $5,120,000. This increase was primarily attributable to higher outstanding debt, including the issuance of $78,000,000 of Senior Notes during 1997 and notes payable and capital lease obligations assumed in connection with the Company's 1997 acquisitions.

     The Company's income for the nine months ended September 30, 1998 was decreased by $819,000 attributable to minority interests, as compared to an increase in the Company's income of $499,000 for the nine months ended September 30, 1997.

     The provision for income taxes for the nine months ended September 30, 1998 decreased to $461,000 as compared to $7,093,000 for the comparable period last year. The provision for income taxes for the nine months ended September 30, 1998 consists entirely of estimated state income taxes. During the first nine months of 1998, a benefit for income taxes has not been recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred tax assets.

     The Company's net loss from continuing operations for the nine months ended September 30, 1998 was $13,126,000 compared to net income from continuing operations for the nine months ended September 30, 1997 of $9,899,000.

     The net loss applicable to common stockholders (used in computing loss per common share) in the first nine months of 1998 includes charges of $390,000 as a result of the accretion of the Company's preferred stock.


RESULTS OF DISCONTINUED OPERATIONS

Period from January 1, 1998 to August 15, 1998 Compared to Nine Months Ended September 30, 1997

     Net service revenues for StarMed increased to $51,087,000 for the period ended August 15, 1998 (which represents seven and one-half months) from $41,484,000 for the nine months ended September 30, 1997, an increase of $9,603,000. This increase was primarily related to internal growth in the staffing business, consisting primarily of the opening of new Per Diem division offices.

     Operating costs for StarMed for the period ended August 15, 1998 were $40,568,000 compared to $33,458,000 for the nine months ended September 30, 1997, an increase of $7,110,000. This increase was primarily related to internal growth in the staffing business.

     Net earnings related to StarMed increased to $1,806,000 for the period ended August 15, 1998 from $773,000 for the nine months ended September 30, 1997.

StarMed Sale

     On August 18, 1998, the Company sold the stock of StarMed to RehabCare Group, Inc. for gross proceeds of $33,000,000. Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

     Net cash proceeds from the StarMed Sale were used as follows: (i) $13,786,000 was used to retire StarMed's outstanding third-party debt (in accordance with the terms of sale) (ii) $2,000,000 was placed in escrow to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company (part or all of this amount may be payable to the Company over time), (iii) an additional $2,000,000 was applied as a partial repayment of the Company's $78,000,000 of Senior Notes, and (iv) $2,186,000 was used to fund cash costs associated with the sale. The remaining net proceeds of $13,028,000 increased the Company's consolidated cash balances. For accounting purposes, an after-tax gain on sale of $3,905,000 was reported in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     During the nine months ended September 30, 1998, the Company's primary source of cash flow was proceeds from the sale of the Company's StarMed Staffing subsidiary of $28,814,000. The primary use of cash was the repayment of interest bearing debt, including $13,786,000 of the debt of StarMed Staffing (in accordance with the terms of sale) and other net reductions in debt of $11,957,000. The Company also used cash of $4,775,000 for the repurchase of Common Stock subject to redemption as a result of the exercise of puts provided by the Company in connection with 1997 acquisitions. Operating activities provided cash of $1,154,000 during the nine months ended September 30, 1998. Cash flow from operating activities was adversely effected by an increase of $8,211,000 in accounts receivable, net of allowance for bad debts (such amount includes an increase of $2,540,000 related to StarMed prior to its sale). The increase in accounts receivable is the result of difficulties experienced in integrating the billing and collection systems of the centers acquired during 1997. By July of 1998, the Company completed the planned conversion of over 77% of its centers to the Company's proprietary radiology information system, ICIS, and commenced a restructuring of its collection efforts for the purpose of ultimately consolidating all collections activities into a few regional collection offices. The restructuring is in response to the need to improve overall collection results and controls. The Company expects that these efforts will result in an improved collection rate of accounts receivable and cash flows. During the third quarter of 1998, cash collections improved relative to early 1998 collections performance and outstanding diagnostic imaging net accounts receivable declined $1,700,000 from $59,493,000 at June 30, 1998 to $57,793,000 at September 30, 1998.

      During the nine months ended September 30, 1997, the Company's primary source of cash flow was from financing activities, including net proceeds from the issuance of the Senior Notes of $77,113,000 and Series C Preferred Stock of $16,965,000. The primary use of cash was to fund acquisitions that totaled $56,132,000 and to fund the repayment of certain notes and capital lease obligations of $27,025,000. Operating activities resulted in a net use of cash of $3,318,000 during the first nine months of 1997, primarily as a result of an increase in net accounts receivable of $22,211,000.

     The Company has never declared a dividend on its Common Stock and under the Company's Senior Note agreement, the payments of such dividends is not permitted.

Senior Note Defaults

     As a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company was in default of certain financial covenants under its $78,000,000 of Senior Notes. The financial covenant defaults under the Senior Note agreements entitled the lenders to exercise certain remedies including acceleration of repayment. In addition, certain medical equipment notes, and operating and capital leases of the Company (the "Cross-Default Debt"), contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

     In the event that the Senior Note lenders or the holders of the Cross Default Debt elected to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have had a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were accelerated, in whole or in part, there could be no assurance that the Company would have been successful in identifying or consummating financing necessary to satisfy the obligations which would have become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheets at December 31, 1997. As a result of these matters, as well as other issues, there was substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1997 contains an explanatory paragraph with respect to these issues. The December 31, 1997 financial statements did not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may have resulted from the outcome of this uncertainty.

     In October 1998, management reached an agreement with the Senior Note lenders with respect to a waiver of all existing covenant defaults and a modification of the financial covenants applicable over the remaining term of the Senior Notes. In consideration for this waiver and amendment, the Company has agreed to increase the effective blended interest rate on the Senior Notes from 7.87% to 9.00%, and issued to the Senior Note lenders warrants to acquire 375,000 shares of the Company's Common Stock at an exercise price of $7.67 per common share. The warrants had an estimated value of $503,000 which will be recorded as deferred financing expense and amortized over the remaining term of the Senior Notes. In addition, the Company prepaid $2,000,000 of principal outstanding on the Senior Notes (without premium) and paid a fee to the Senior Note lenders of $500,000. As a result of the execution of the waiver and amendment with respect to the Senior Notes, the Senior Notes and the Cross Default Debt are no longer in default and have been shown as long-term debt in the September 30, 1998 Consolidated Balance Sheet.

Working Capital

     The Company has a working capital surplus of $40,233,000 at September 30, 1998 compared to a working capital deficit of $58,174,000 at December 31, 1997. The improvement in working capital is due primarily to the reclassification of the Senior Notes and Cross Default Debt as long-term debt in the September 30, 1998 Consolidated Balance Sheet.

Other Obligations of the Company

     In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as partial consideration, the Company granted rights to have such shares registered for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company has granted specific remedies to the sellers in the event that the registration statement covering the relevant shares is not declared effective by the Securities and Exchange Commission within an agreed-upon period of time, including the right to require the Company to repurchase the shares issued to such seller. During 1997, the Company entered into an agreement to set the purchase price per common share related to certain shares covered by a repurchase agreement to the then current market price in exchange for additional time to obtain registration of such shares. The increased amount of such repurchase obligation of $1,696,000 was charged to retained earnings and shown as an increase in the Common Stock subject to redemption of the Consolidated Balance Sheet. As of September 30, 1998 and December 31, 1997, the Company had reflected $4,045,000 and $9,734,000, respectively, of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares that the Company may be required to repurchase. During the first nine months ended September 30, 1998, the Company paid $4,775,000 to sellers who exercised their rights to have shares of Common Stock repurchased. The Company expects to pay an additional $4,045,000 during the remainder of 1998.

     In addition, in connection with certain of such acquisitions, the Company has agreed with the sellers in such acquisitions to pay to the sellers (in additional shares and/or cash) an amount equal to the shortfall in the value of the issued shares in the event the market value of such shares at the relevant effective date of the registration statement or other negotiated date is less than the market value of such shares as of the closing of the acquisition or, in other cases, as of the execution of the relevant acquisition agreement (referred to as "Price Protection"). Any such Price Protection payments will be charged to stockholders' equity. During October 1998, the Company issued 590,147 shares related to certain Price Protection obligations and expects to pay an additional $1,659,000 in cash related to Price Protection obligations, excluding Price Protection obligations related to the shares which have repurchase obligations, referred to above.

     In addition, in connection with certain of the Company's acquisitions, the Company has agreed with the relevant sellers that all or a portion of the consideration for such acquisitions will be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differ for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both. Although the Company has the option, in certain cases, to pay certain of such amounts in shares of Common Stock, payment of significant cash funds to sellers in the event such earnout provisions are triggered could have a material adverse effect on the Company's cash flow and financial condition. In addition, the Company may be required to finance all or a portion of any such cash payments from third-party sources. No assurance can be given that such capital will be available on terms acceptable to the Company. In addition, the issuance by the Company of shares of Common Stock in payment of any such owed amounts could be dilutive to the Company's stockholders. Contingent consideration associated with acquisitions is recorded as additional purchase price when resolved.

     Pursuant to the terms of the Series C Convertible Preferred Stock Purchase Agreement, dated July 21, 1997, and the Registration Rights Agreement dated July 21, 1997, as amended, between the Company and RGC International, LDC ("RGC") (hereinafter referred to as the "RGC Agreements"), the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC. Under the RGC Agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement not later than October 1997. As amended, the RGC Agreements provided for monthly penalties through July 23, 1998 ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to certain dates.

     Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the (5) five consecutive trading days ending five (5) trading days prior to the date of conversion. On June 18, 1998, 2,500 shares of Series C Preferred Stock were converted into 373,000 shares of Common Stock. Accordingly, as of September 30, 1998, 15,500 shares of the Company's Series C Preferred Stock were issued and outstanding.
On November 10, 1998, an additional 600 shares of Series C Preferred Stock were converted into 342,000 shares of Common Stock.

     As a result of the Company's failure to register the RGC Conversion Shares until October 1, 1998, the Company: (i) issued warrants to RGC to acquire 389,000 shares of Common Stock at an exercise prices ranging from $34.86 to $38.85 per share, subject to reset in November 1998 (such warrants having an estimated value, for accounting purposes, of $3,245,000); and (ii) issued interest bearing promissory notes (the "RGC Penalty Notes") in the aggregate principal amount of $2,450,000 due October 15, 1998. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock. From and after July 23, 1998, pursuant to an amendment to the RGC Agreements entered into in June 1998, the Company is no longer subject to monthly penalties for failure to register the RGC Conversion Shares, except that RGC may presently elect a one-time penalty of $1,550,000 (the "September 1998 Penalty") because the RGC Conversion Shares were not registered by September 15, 1998. The September 1998 Penalty, if it shall become due by election of RGC, shall be payable, at the option of RGC, in cash or additional shares of Common Stock.

     On October 15, 1998, the Company did not pay RGC the $2,450,000 that was then due and payable under the RGC Penalty Notes. Additional, as discussed above, RGC may demand the September 1998 Penalty of $1,550,000. The Company and RGC are currently in discussions regarding the restructuring of the Penalty Notes and the September 1998 Penalty, but there can be no assurance that the Company will be successful in restructuring the Penalty Notes on terms favorable to the Company or its shareholders. Purchasers of Common Stock could therefore experience substantial dilution upon additional conversion of the Series C Preferred Stock, any conversion of RGC Penalty Notes into Common Stock and the impact of the exercise of warrants held by RGC. The shares of Series C Preferred Stock are not registered and may be sold only with the express written consent of the Company and if registered under the Act or sold in accordance with an applicable exemption from registration, such as Rule 144.

     In addition to matters discussed above, the Company is subject to litigation that may require additional future cash outlays.

Financial Resources

     During 1997, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of September 30, 1998, the Company's debt, including capitalized lease obligations, totaled $133,537,000. The Company does not expect to incur significant additional debt in the near future and expects to rely on its existing cash balances of $16,409,000 at September 30, 1998 and its ability to enter into operating leases to fund expansions and equipment replacement at its centers. As a result of improvements in the Company's billing and collection systems, the Company expects its cash flow from operations, including improved collections of accounts receivable, to increase from the level achieved in the nine months ended September 30, 1998. Management believes that the positive cash flow from operations and the Company's existing cash balances will provide it with sufficient funds available to finance its needs in the near term.

Common Stock

     In July 1998, the Company's shareholders approved a reverse stock split of the Company's outstanding shares of Common Stock. As a result of the reverse stock split, each three outstanding shares of Common Stock were automatically converted into one share of new Common Stock. The share data included in this Form 10-Q have been adjusted to reflect the impact of the reverse stock split.

     The Company has been notified by NASDAQ that it is being reviewed for continued listing on NASDAQ's National Market System due to its failure to continue to meet the $5.00 minimum bid price requirement. The Company has until January 15, 1999 to satisfy the listing requirements. In the event it is unable to meet the requirements for continued listing on the National Market System, the Company will attempt to move its listing to NASDAQ's SmallCap Market. No assurance can be given that the Company will be successful in that regard.

Seasonality and Inflation

     The Company believes that its business is only moderately affected by seasonality. The third quarter is typically the slowest quarter of the year because the months of July and August are the principal vacation months of the year. The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Notwithstanding the foregoing, general inflation trends and continuing reimbursement rate pressures in the future may cause the Company not to be able to raise the prices for its diagnostic imaging procedures by an amount sufficient to offset the negative effects of increasing costs. While the Company has responded to these concerns in the past by increasing the volume of its business, there can be no assurance that the Company will be able to increase its volume of business in the future. These trends, if continued over time, could have a material effect on the financial results of the Company.

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

     Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party-vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct. The Company is currently developing contingency plans to address potential Year 2000 non-compliance both internally and externally to the Company.

     Software sold by the Company's wholly owned subsidiary, Dalcon Technologies, Inc., is expected to be fully Year 2000 compliant in connection with the annual upgrade planned for late 1998.

Disclosure Regarding Forward Looking Statements

     Statements contained in this Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to effectively integrate the operations and information systems of businesses acquired in 1997 and earlier; the ability of the Company to generate net positive cash flows from operations; the payment timing and ultimate collectibility of accounts receivable (including purchased accounts receivable) from different payor groups (including Personal Injury type); the economic impact of involuntary share repurchases and other payments (including price protection payments and penalty payments) caused by the delay in the effectiveness of the Company's Registration Statement and by the decline in the Company's share price; the potential dilution that would result from the conversion of the Company's Series C Convertible Preferred Stock into common shares at current share prices; the impact of a changing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the ultimate economic impact of recent litigation including shareholder and former management lawsuits against the Company and certain of its Directors; the availability of debt and/or equity capital, on reasonable terms, to finance operations as needed and to finance growth; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On July 23, 1998, the Company held its 1998 Annual Meeting of stockholders (the "Annual Meeting"). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

     1. The Company's stockholders elected Sally W. Crawford, Peter B. Davis, Gary L. Fuhrman, John H. Josephson, Duane C. Montopoli, Gary N. Siegler and D. Gordon Strickland as Directors to serve until the 1999 Annual Meeting. Voting for the nominees for director was as follows:
          Sally W. Crawford; 18,789,722 shares FOR and 521,358 shares WITHHELD; Peter B. Davis; 18,786,716 shares FOR and 524,364 shares WITHHELD; Gary L. Fuhrman; 15,904,485 shares FOR and 3,406,595 shares WITHHELD; John H. Josephson; 15,917,315 shares FOR and 3,393,765 shares WITHHELD; Duane C. Montopoli; 18,675,803 shares FOR and 535,277 shares WITHHELD; Gary N. Siegler; 15,897,387 shares FOR and 3,413,693 shares WITHHELD; D. Gordon Strickland; 18,775,218 shares FOR and 535,862 shares WITHHELD.

     2. The Company's stockholders approved the adoption of the Company's 1998 Stock Option Plan. Regarding the approval of the 1998 Stock Option Plan, the vote was 9,388,877 shares FOR; 2,483,167 shares AGAINST; and 283,102 shares ABSTAINING.

     3. The Company's stockholders approved the adoption of the Company's 1998 Non-Employee Director Plan. Regarding the approval of the 1998 Non-Employee Director Plan, the vote was 11,454,985 shares FOR; 638,637 shares AGAINST; and 61,524 shares ABSTAINING.

     4. The Company's stockholders approved a Reverse Stock Split of the Company's stock. Regarding the approval of the Reverse Stock Split, the vote was 18,704,894 shares FOR; 571,794 shares AGAINST; and 102,577 shares ABSTAINING.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   a. Exhibits
      --------

      10.1 Waiver and Amendment regarding the Company's Senior Note Agreement, between the Company and the institutional investors party thereto, dated September 23, 1998.

   b. Reports on Form 8-K
      -------------------

      On July 10, 1998, the Company filed a Current Report on Form 8-K, reporting the execution of definitive documents regarding the sale of its StarMed Staffing subsidiary.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Medical Resources, Inc.

                                        /s/  Duane C. Montopoli
                                        ------------------------
                                        Duane C. Montopoli
                                        Chief Executive Officer
                                             (Principal Executive Officer)


                                        /s/  Geoffrey A. Whynot
                                        ------------------------
                                        Geoffrey A. Whynot
                                        Chief Financial Officer and Senior
                                           Vice President - Finance
                                           (Principal Accounting Officer)


Date:  November 16, 1998