Form 10-K
period 1998-12-31
MEDICAL RESOURCES INC /DE/
filed 1999-03-30
CIK 725151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                            COMMISSION FILE NO. 1-12461

                            ------------------------

                            MEDICAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                            ------------------------

                DELAWARE                                 13-3584552
        (State of Incorporation)                      (I.R.S. Employer
                                                   Identification Number)

125 STATE STREET, SUITE 200, HACKENSACK,                   07601
                   NJ                                    (Zip Code)
(Address of Principal Executive Office)

                            ------------------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 488-6230

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                              TITLE OF EACH CLASS

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/      No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 18, 1999, 9,335,918 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $16,682,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not Applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Medical Resources, Inc. ("Medical Resources" and collectively with its subsidiaries, affiliated partnerships and joint ventures, the "Company") specializes in the operation and management of fixed-site outpatient diagnostic imaging centers in the United States. The Company currently operates and/or manages 94 outpatient diagnostic imaging centers located in the Northeast (58), Southeast (23), the Midwest (8) and California (5), and provides network management services to managed care organizations. The Company has grown rapidly and has increased the number of diagnostic imaging centers it operates and/or manages from 39 at December 31, 1996 to the present total of 94. The Company, through its wholly-owned subsidiary, Dalcon Technologies, Inc. ("Dalcon"), also develops and markets software products and systems for the diagnostic imaging industry.

    Until August 1998, the Company, through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), provided temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold 100% of its stockholdings in StarMed to RehabCare Group, Inc. (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

    DIAGNOSTIC IMAGING DIVISION. The Company's diagnostic imaging centers provide diagnostic imaging services in a comfortable, service-oriented outpatient environment to patients referred by physicians. At each of the diagnostic imaging centers, the Company provides management, administrative, marketing and technical services, as well as equipment, technologists and facilities, to physicians or physician groups who interpret scans performed on patients. Medical services at the Company's imaging centers are provided by board certified or board eligible interpreting physicians, generally radiologists, with whom the Company enters into independent contractor agreements. Of the Company's 94 centers, 83 provide magnetic resonance imaging
(MR). Many of the Company's centers also provide some or all of the following services: computerized tomography (CT), ultrasound, nuclear medicine, general radiography, fluoroscopy and mammography.

    The Company's goal is to become the leading operator of non-hospital fixed-site outpatient diagnostic imaging centers in the United States. The number of outpatient diagnostic imaging centers in the United States is estimated to have grown from approximately 700 in 1984 to approximately 2,600 as of December 31, 1998. Ownership and management of fixed-site outpatient diagnostic imaging centers is highly fragmented, with no dominant national provider. The Company believes that the environment faced by diagnostic imaging center operators is characterized by an increased influence of managed care organizations, rising business complexity, growing control over patient flows by payors, and continued overall reimbursement pressures, all of which have been and will continue to require center owners to seek operational efficiencies. In addition, the Company believes that public and private reforms in the healthcare industry emphasizing cost containment and accountability will continue to shift the delivery of imaging services from highly fragmented, individual or small center operators to companies operating or managing larger multi-modality networks of centers.

    The Company intends, over time, to capitalize on the fragmented nature of the diagnostic imaging center industry through the acquisition of additional centers. The Company's seeks to expand the scope and efficiency of its operations at its existing and acquired facilities by: (i) leveraging the geographic concentration of the centers it operates and/or manages; (ii) expanding the imaging services offered by its centers by upgrading existing technology and adding new modalities; (iii) applying sophisticated operating, financial and information systems and procedures; (iv) utilizing targeted local marketing programs; and

(v) developing its network management services to address more fully the needs of managed care organizations.

    Dalcon develops and markets software system applications to diagnostic imaging center operators. Through its proprietary radiology information system, ICIS, Dalcon provides the Company's imaging centers, as well as imaging centers owned and/or operated by third-parties, with information system development, service and support specifically designed for the administration and operation of imaging centers, including patient scheduling, registration, transcription, film tracking, billing, and insurance claim processing. The Company purchased Dalcon in September 1997. Since the beginning of 1998, the Company has converted 69 of the imaging centers operated and/or managed by the Company onto the ICIS radiology information system, bringing to 83 the total number of centers on ICIS. In addition, in February 1998, Dalcon entered into a multi-year agreement with HealthSouth Corporation, pursuant to which Dalcon is installing its ICIS information system in the majority of HealthSouth's imaging centers not already using it.

    PER DIEM AND TRAVEL NURSING DIVISIONS. The Company's temporary staffing business, StarMed, was founded in 1978 and acquired by the Company in August 1994. At the time of its sale by the Company in August 1998, StarMed's Per Diem staffing division provided registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities through 35 offices located in 16 states, StarMed's Travel Nursing division operated from a central office in Clearwater, Florida and provided registered nurses and operating room technicians for periods usually ranging from 8 to 26 weeks. Due to the August 1998 sale of StarMed, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Discontinued Operations."

    Medical Resources was incorporated in Delaware in August 1990 and has its principal executive office at 125 State Street, Suite 200, Hackensack, New Jersey 07601, telephone number (201) 488-6230. Prior to the Company's incorporation, the Company's operations, which commenced in 1979, were conducted by corporations which are now among its subsidiaries.

DIAGNOSTIC IMAGING SERVICES INDUSTRY

OVERVIEW

    Imaging centers have played a vital role in the healthcare delivery system by offering diagnostic services such as Magnetic Resonance Imaging ("MR"), Computerized Tomography ("CT"), Ultrasound, Nuclear Medicine, Mammography and X-ray in an outpatient setting. Diagnostic imaging procedures are used to diagnose diseases and physical injuries through the use of various, generally non-invasive imaging modalities. The use of non-invasive diagnostic imaging has grown rapidly in recent years because it allows physicians to diagnose quickly and accurately a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, risky and potentially debilitating for patients. In addition, diagnostic imaging is increasingly being used as a screening tool for preventative care. While conventional X-ray continues to be the primary imaging modality based on the number of procedures performed, the use of MR and CT procedures has increased due to their more sophisticated diagnostic capabilities. The Company believes that utilization will continue to increase because of the growth in demand for diagnostic imaging services as well as the introduction of new diagnostic imaging procedures involving new and existing modalities.

EQUIPMENT AND MODALITIES

    Diagnostic imaging systems are generally based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-rays to the advanced technologies of MR, CT,

Ultrasound, Nuclear Medicine and Mammography. The principal diagnostic imaging modalities provided at centers operated or managed by the Company include the following:

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

    COMPUTERIZED TOMOGRAPHY. In CT imaging , a computer directs the movement of an X-ray tube to produce multi-cross sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. CT provides higher resolution images than conventional X-rays.

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

    GENERAL RADIOGRAPHY AND FLUOROSCOPY (X-RAY). The most frequently used type of imaging equipment in radiology utilizes "X-rays" or ionizing radiation to penetrate the body and record images on film. Fluoroscopy uses a video viewing system for real time monitoring of the organs being visualized.

    MAMMOGRAPHY. Mammography is a specialized form of radiology equipment using low dosage X-rays to visualize breast tissue. It is the primary screening tool for breast cancer.

IMAGING CENTER LOCATION AND ASSET OWNERSHIP STRUCTURE

    The following table sets forth certain information concerning the imaging centers currently owned, operated or managed by the Company. Typically, a wholly-owned subsidiary of the Company owns the assets associated with a center and either leases such assets to a medical practice on an exclusive or non-exclusive basis or, where permitted by law, operates the center on its own behalf. In other cases, the assets of the imaging center are owned by limited partnerships or other business entities in which a subsidiary of the Company is the sole general partner or manager. The ownership percentages set forth below under the column "Ownership" reflect the Company's equity or partnership ownership interests in such subsidiaries or partnerships. Where the imaging center assets are leased to physicians or physician groups, the name of the respective medical practice is shown below under the column "Imaging Center Name". For the centers not wholly-owned by the Company, the Company is generally paid a management fee based on services provided under management agreements with the imaging center's ownership entity.

                                                             OPERATED
LOCATION                       IMAGING CENTER NAME(1)       SINCE (2)       OWNERSHIP(3)          MODALITIES(4)
---------------------------  ---------------------------  --------------  -----------------  ------------------------
NORTHEAST (58 CENTERS)
Englewood, NJ..............  Englewood Imaging Center     December 1979             100%     MR, CT, US, R, F, M
Marlton, NJ................  MRImaging of South Jersey    July 1984                91.0%     MR
Union, NJ..................  Open MRI of Union            August 1984              79.7%     MR
Morristown, NJ.............  MRImaging of Morristown      December 1984            94.2%     MR
Philadelphia, PA...........  Academy Imaging Center       January 1986             97.7%     MR, CT, US, NM, R, F, M
Allentown, PA..............  MRImaging of Lehigh Valley   May 1986                 95.9%     MR
Clifton, NJ................  Clifton Medical Imaging      June 1987                 100%     MR, CT, US, NM, R, F, M
                             Center
Yonkers, NY................  Inter-County Imaging         September 1987           65.0%     MR, CT, US, R, F, M
West Orange, NJ(5).........  Northfield Imaging           January 1991              100%     MR, CT, US, NM, R, F, M
Bel Air, MD................  Colonnade Imaging Center     November 1991            62.9%     MR, CT, US, NM, R, F, M
Jersey City, NJ............  M.R. Institute at Midtown    July 1992                 100%     MR
Brooklyn, NY...............  Advanced MRA Imaging         January 1993              100%     MR, CT, US, NM, R, F, M
                             Associates
Seabrook, MD...............  Seabrook Radiological        April 1995               87.1%     MR, CT
                             Center
Hackensack, NJ.............  Hackensack Diagnostic        June 1995                 100%     MR, CT, US, R, F, M
                             Imaging
Bronx, NY..................  Westchester Square Imaging   January 1996              100%     MR, CT
New York, NY...............  MRI-CT Scanning of           January 1996              100%     MR, CT, US, R, M
                             Manhattan
Centereach, NY.............  Open MRI of Centereach       July 1996                 100%     MR
Garden City, NY............  Open MRI at Garden City      November 1996             100%     MR
East Setauket, NY..........  Open MRI at Smith Haven      November 1996             100%     MR
North Bergen, NJ...........  The MRI Center at Palisades  March 1997                9.0%     MR
Kearny, NJ.................  West Hudson MRI Associates   March 1997               25.0%     MR
Cranford, NJ...............  Cranford Diagnostic Imaging  March 1997               75.0%     MR, CT, US, M
Montvale, NJ...............  Montvale Medical Imaging     March 1997               13.8%     MR, CT, US, R, F, M
Randolph, NJ...............  Morris-Sussex MRI            March 1997               20.0%     MR
Totowa, NJ.................  Advantage Imaging at Totowa  March 1997               15.0%     MR
                             Road
Dedham, MA.................  MRI of Dedham                March 1997               35.0%     MR
Seekonk, MA................  RI-MASS MRI                  March 1997                5.0%     MR
Chelmsford, MA.............  MRI of Chelmsford            March 1997               65.0%     MR
Parlin, NJ.................  Parlin Diagnostic Imaging    May 1997                  100%     CT, US, R, F, M
Vineland, NJ...............  South Jersey MRI             May 1997                  100%     MR
Baltimore, MD..............  Baltimore Open MRI           May 1997                  100%     MR
Silver Springs, MD.........  Accessible MRI of            May 1997                  100%     MR
                             Montgomery Cty
Towson, MD.................  Accessible MRI of Baltimore  May 1997                  100%     MR, CT
                             County
Trevose, PA................  Bensalem Open MRI            May 1997                  100%     MR
Philadelphia, PA...........  Callowhill Open MRI          May 1997                  100%     MR
Broomall, PA...............  Mainline Open MRI            May 1997                  100%     MR
Langhorn, PA...............  Oxford Valley Diagnostic     May 1997                  100%     MR, CT, US, NM, R, F, M
                             Center
Springfield, PA............  Springfield Diagnostic       May 1997                  100%     MR, CT, US, NM, R, F, M
                             Imaging Center
Philadelphia, PA...........  Lansdowne Medical Center     May 1997                  100%     R
Havertown, PA..............  Manoa Radiology              May 1997                  100%     CT, US, NM, R, F, M
Havertown, PA..............  Haverford MRI                May 1997                  100%     MR
Broomall, PA...............  Lawrence Park Radiology      May 1997                  100%     R
                             Center
Philadelphia, PA...........  Northeast Imaging            May 1997                  100%     MR, CT, US, NM, R, F, M
Philadelphia, PA...........  South Philadelphia           May 1997                  100%     MR, CT, US, NM, R, F, M
                             Radiology Center
Philadelphia, PA...........  Juaniata Park                May 1997                  100%     R

                                                             OPERATED
LOCATION                       IMAGING CENTER NAME(1)       SINCE (2)       OWNERSHIP(3)          MODALITIES(4)
---------------------------  ---------------------------  --------------  -----------------  ------------------------
Albany, NY.................  Albany Open MRI              May 1997                  100%     MR
Syracuse, NY...............  Syracuse Open MRI            May 1997                  100%     MR
Brooklyn, NY...............  Brooklyn Medical Imaging     June 1997                 100%     MR, CT, US, R, F, M
                             Center
Brooklyn, NY...............  Coney Island -Midwood        June 1997                 100%     US, R, F, M
Flushing, NY...............  Meadows Mid-Queens Imaging   June 1997                 100%     MR, CT, US, R, M
                             Center
Staten Island, NY..........  Staten Island Medical        June 1997                 100%     MR, CT
                             Imaging Center
Bronx, NY..................  MRI of the Bronx             September 1997            100%     MR, CT
Flushing, NY...............  MRI of Queens                September 1997            100%     MR
Philadelphia, PA...........  Germantown MRI Center        September 1997            100%     MR
Philadelphia, PA...........  Diamond Radiology            September 1997            100%     R
Philadelphia, PA...........  Liberty Radiology            August 1998               100%     R
New York, NY...............  Madison Medical              September 1998            100%     MR, CT, US, R, F, M
Philadelphia, PA...........  Marfair Radiology            October 1998              100%     R
SOUTHEAST (23 CENTERS)
St. Petersburg, FL.........  Magnetic Resonance           July 1984                 100%     MR, CT, US, R, F
                             Associates
Naples, FL.................  Gulf Coast MRI               June 1993                 100%     MR
Fort Myers, FL.............  Riverwalk San Carlos         May 1995                   70%     MR
Cape Coral, FL.............  Riverwalk Cape Coral MRI     September 1996             70%     MR
Naples, FL.................  Naples MRI                   September 1996            100%     MR
Titusville, FL.............  MRI of North Brevard         September 1996            100%     MR
Sarasota, FL...............  Sarasota Outpatient MRI &    September 1996            100%     MR, CT
                             Diagnostic Center
Tampa Bay, FL..............  Americare MRI                May 1996                  100%     MR
Clearwater, FL.............  Access Imaging               May 1996                  100%     MR, CT
Melbourne, FL..............  South Brevard Imaging        January 1997              100%     MR
Jacksonville, FL...........  MRI Center of Jacksonville   February 1997             100%     MR
West Palm Beach, FL........  The Magnet of Palm Beach     March 1997                100%     MR, CT, US, NM, R, F, M
Miami, FL..................  Coral Way MRI                August 1997               100%     MR
Sarasota, FL...............  Gulf Side Open MRI           August 1997               100%     MR
Jupiter, FL................  MRI of Jupiter               August 1997               100%     MR, R
Bradenton, FL..............  Magnetic Imaging Center of   August 1997               100%     MR
                             Manatee
Hollywood, FL..............  Open MRI of South Florida    August 1997               100%     MR
Tampa, FL..................  Northside Imaging & Breast   August 1997               100%     MR
                             Care Center
Venice, FL.................  Venice Imaging & MRI Center  August 1997               100%     MR, CT, US, R, F, M
Port Charlotte, FL.........  The MRI Center of Charlotte  September 1997            100%     MR
                             County
Fort Myers, FL.............  Riverwalk Cleveland          July 1998                  70%     MR
Fort Myers, FL.............  Riverwalk General            July 1998                  50%     CT, US, NM, R, F
                             Diagnostics
Fort Myers, FL.............  Riverwalk Lee Memorial       July 1998                  70%     MR
MIDWEST (8 CENTERS)
Chicago, IL................  MRImaging of Chicago         April 1987               87.2%     MR
Chicago, IL................  Open MRI of Chicago          June 1992                79.6%     MR, CT, US, NM, R, F, M
Oak Lawn, IL...............  Oak Lawn MR & Imaging        January 1994              100%     MR, CT, US, R, F, M
                             Center
Libertyville, IL...........  Libertyville Imaging Center  January 1995              100%     MR
Centerville, OH............  Dayton Open MRI              May 1997                  100%     MR
Warren, OH.................  Advanced Radiology/Access    October 1997              100%     MR, CT, US, R, F, M
                             MRI
Youngstown, OH.............  Boardman X-Ray               October 1997              100%     MR, CT, US, R, F, M
Youngstown, OH.............  Austintown X-Ray             October 1997              100%     CT, US, R, F, M

                                                             OPERATED
LOCATION                       IMAGING CENTER NAME(1)       SINCE (2)       OWNERSHIP(3)          MODALITIES(4)
---------------------------  ---------------------------  --------------  -----------------  ------------------------
CALIFORNIA (5 CENTERS)
Long Beach, CA.............  Pacific MRI                  January 1997              100%     MR
San Clemente, CA...........  OceanView Radiology Center   January 1997              100%     MR, CT, US, R, F, M
Rancho Cucamonga, CA.......  Grove Diagnostic Imaging     March 1997                100%     MR, CT, US, NM, R, F, M
San Jose, CA...............  Diagnostic Imaging Network   August 1997                51%     MR, CT, US, NM, R, F, M
San Jose, CA...............  O'Connor MRI                 August 1997                60%     MR, CT

------------------------

(1) In cases where the center is operated or managed by the Company on behalf of a medical practice, the "Imaging Center Name" refers to (i) the name of such medical practice or (ii) the assumed name pursuant to which the medical practice operates the center. In cases where the Company is permitted by law to operate the center on its own behalf, "Imaging Center Name" refers to the assumed name of the Company's subsidiary.

(2) Operated or managed by the Company or NMR of America, Inc. since such date.

(3) Represents the Company's ownership interest in the subsidiary or affiliated partnership related to such center.

(4) Modalities are magnetic resonance imaging (MR), computerized tomography
    (CT), ultrasound (US), nuclear medicine (NM), radiology (R), fluorscopy (F) and mammography (M).

(5) Includes the operation of the Livingston Breast Care mammography unit which is located at the Northfield Imaging Center.

    Where it deems it economically attractive, the Company may further increase its equity or partnership ownership of its non-wholly-owned subsidiaries or partnerships by acquiring additional minority interests in such entities, but there can be no assurance that the Company will be successful in acquiring such interests. The Company has also added new imaging equipment modalities to certain centers and plans to continue this strategy in those situations where the Company believes that such additions are economically justified.

    Each center consists of a waiting/reception area and one room per modality, dressing rooms, billing/ administration rooms and radiologist interpreting rooms. The size of the Company's centers generally ranges from 1,500 to 11,400 square feet.

GROWTH STRATEGY AT EXISTING AND ACQUIRED CENTERS

    LEVERAGING GEOGRAPHIC CONCENTRATION. The Company has developed clusters of imaging centers in certain geographic areas that enable the Company to improve the utilization of the imaging centers by attracting business from larger referral sources, such as managed care organizations, due to the Company's ability to meet the quality, volume and geographical coverage requirements of these payors. The Company intends, over time, to increase center concentration in existing markets to attract additional referrals of this type and to expand into new geographic areas, through acquisitions, in order to attract additional managed care and other contracts.

    EXPANDING IMAGING SERVICES OFFERED. The Company expands the imaging services offered by centers operated and/or managed by the Company by upgrading existing technology and adding new modalities at certain centers. From January 1, 1997 through December 31, 1998, the Company upgraded technology and expanded service modalities at 19 centers. The imaging centers operated and/or managed by the Company utilize state of the art imaging equipment for which new applications are continually being developed. New developments and system upgrades frequently have the ancillary benefit of reducing imaging time and thus increasing capacity of the centers' imaging equipment. The development and improvement of diagnostic quality "open" MR systems have expanded the public acceptance and potential market for MR imaging services. The Company currently operates 28 centers that provide MR imaging services using "open" systems and the Company plans to expand this coverage in markets where it believes such expansion is economically justified.

    APPLY SOPHISTICATED OPERATING, FINANCIAL AND INFORMATION SYSTEMS AND PROCEDURES. The Company provides management expertise, financial and operating controls, and capital resources to acquired centers in an attempt to optimize their performance. The financial systems and operating procedures of acquired centers are, over time, integrated with those of existing centers. In that regard, since the beginning of 1998, the Company has completed the installation of the ICIS system developed by Dalcon in 69 acquired centers, bringing to 83 the total number of centers now on ICIS. The ICIS system will enable the Company to standardize reporting of each center and provide management with on-line access to its centers nationwide. In addition, the Company is able to achieve economies of scale and provide cost savings in developing managed care contracts and negotiating group purchasing of goods and services.

    UTILIZE TARGETED LOCALIZED MARKETING. The Company develops and coordinates marketing programs which center managers, sales representatives and affiliated interpreting physicians utilize to establish referral relationships and to maximize facility usage and reimbursement yield. The Company's marketing programs emphasize the capabilities of available imaging equipment, the quality and timeliness of the imaging results and reports, and the high level of patient and referring physician service.

    DEVELOP NETWORK MANAGEMENT SERVICES. The Company plans to develop and expand further its network management services business. As a network manager, the Company enters into contracts with managed care organizations to coordinate the demand for imaging services and to provide certain administrative functions related to the delivery of such services. The Company includes certain of the centers operated or managed by the Company in these networks and believes that the inclusion of these centers in the networks will increase their utilization. In addition, the Company believes that its network management services enhance its relationships with managed care organizations and its ability to enter into additional contracts with such entities.

CENTER OPERATIONS AND IMAGING SERVICES PROVIDED BY THE COMPANY

    GENERAL. The diagnostic imaging centers operated or managed by the Company provide diagnostic imaging services in a comfortable, service-oriented environment located mainly in an outpatient setting to patients referred by physicians. Of the Company's 94 centers, 83 provide magnetic resonance imaging, which accounts for a majority of the Company's diagnostic imaging revenues. Many of the centers operated and/or managed by the Company also provide some or all of the following services: Computerized Tomography, Ultrasound, Nuclear Medicine, General Radiology and Fluoroscopy and Mammography.

    INTERPRETING PHYSICIAN ARRANGEMENTS. At each of the Company's centers, and subject to the various applicable federal and state regulations, all medical services are performed exclusively by physicians or physician groups (the "Physician Group" or the "Interpreting Physician(s)"), generally consisting of radiologists, with whom the Company enters into facility service agreements pursuant to which the Company, among other duties, provides the Physician Group with the diagnostic imaging facility and equipment, performs all marketing and administrative functions at the centers and is responsible for the maintenance and servicing of the equipment and leasehold improvements. The Physician Group is solely responsible for, and has complete and exclusive control over, all medical and professional services performed at the centers, including, most importantly, the interpretation of diagnostic images, as well as the supervision of technicians, and medical-related quality assurance and communications with referring physicians.

    Insofar as the Physician Group has complete and exclusive control over the medical services performed at the centers, including the manner in which medical services are performed, the assignment of individual physicians to center duties and the hours that physicians are to be present at the center, the Company believes that the Interpreting Physician(s) who perform medical services at the centers are either independent contractors or employees of the Physician Group. In addition, Physician Groups that furnish professional services at the centers generally have their own medical practices and, in most instances, perform medical services at non-Company related facilities. The Company's employees do not perform professional medical services at the centers. Consequently, the Company believes that it does not engage in the practice of medicine in jurisdictions that prohibit or limit the corporate practice of medicine. The Company performs only administrative and technical services and does not exercise any control over the practice of medicine by physicians at the centers or employ physicians to provide medical services.

    As part of its administrative responsibilities under the terms of the facility service agreements, the Company is usually responsible for the administrative aspects of billing and collection functions at the centers. Certain third-party payor sources, such as Medicare, insurance companies and managed care organizations, require that they receive a single or "global" billing statement for the imaging services provided at the Company's centers. Consequently, billing is done in the name of the Physician Group because such billings include a medical component. The Physician Group typically grants a power of attorney to the Company authorizing the Company to establish bank accounts on behalf of the Physician Group related to that center's collection activities and to access such accounts. In states where permitted by law, such as Florida, the Company generally renders bills in the center's name. In such circumstances, the Physician Group has no access to associated collections.

    The Company recognizes revenue under its agreements with Interpreting Physician(s) or Physician Group in one of three ways: (I) pursuant to facility service agreements with Interpreting Physician(s) or Physician Group, the Company receives a technical fee for each diagnostic imaging procedure performed at the center, the amount of which is fixed based upon the type of the procedure performed; (II) the Company pays the Interpreting Physician(s) a fixed percentage of fees collected at the center, or a contractually fixed amount based upon the specific diagnostic imaging procedures performed; or, (III) pursuant to a facility services agreement, the Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent for the affiliated physician association and for administrative and technical services performed at the centers and the affiliated physician association pays the Physician Group based upon a percentage of the cash collected at the center. All of such amounts and the basis for payments are negotiated between the Physician Group and the Company and are subject to certain regulatory requirements based on the state of operation of the center.

    For the year ended December 31, 1998, the fees received or retained by the Company under the three types of agreements with Physician Groups described above, expressed as a percentage of the gross billings net of contractual allowances for the imaging services provided, range from 78% to 93% for the agreements described in item (I), 80% to 93% for the agreements described in item (II) and 80% to 87% for the agreements described in item (III). The agreements generally have terms ranging from one to ten years. For additional information pertaining to the Company's arrangements with Physician Groups and Interpreting Physicians, see Note 1 to the Company's Consolidated Financial Statements--Revenue Recognition.

    SALES AND MARKETING. The Company develops and coordinates marketing programs which center managers, sales representatives, affiliated Interpreting Physician(s) and corporate managers utilize in an effort to establish and maintain profitable referring physician relationships and to maximize procedure reimbursements. These marketing programs identify and target selected market segments consisting of area physicians with certain desirable medical specialties and reimbursement rates. Corporate and center managers determine these market segments based upon an analysis of competition, imaging demand, medical specialty and/or payor mix of each referral from the local market. The Company also directs marketing efforts at managed care organizations.

    Managed care organizations are becoming an increasingly important factor in the diagnostic imaging industry, and, consequently, the Company places major emphasis on cultivating and developing relationships with such organizations. The Company employs industry professionals who have significant experience in dealing with managed care and other providers. The Company believes that the geographic concentration of centers operated and/or managed by the Company, the presence of multi-modality centers in all of its regions, its ability to offer cost effective services and its experience in developing relationships with various managed care organizations will constitute a competitive advantage with managed care organizations.

    PERSONAL INJURY REVENUE. A significant percentage of the net service revenues from imaging centers operated and/or managed by the Company is derived by providing imaging services to individuals involved in personal injury claims, mainly involving automobile accidents. Imaging revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 15% of the Diagnostic Imaging business net service revenues for 1998. Due to the greater complexity in processing receivables relating to personal injury claims with automobile insurance carriers (including dependency on the outcome of settlements or judgements for collections directly from such individuals), such receivables typically require a longer period of time to collect, compared to the Company's other receivables and, in the experience of the Company, incur a higher bad debt expense.

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

    The Company will then pursue collection of the remaining receivable from the individual. Although the Company attempts to bill promptly after providing services and typically requests payment upon receipt of invoice, the Company generally defers aggressive collection efforts for the remaining balance until the individual's claim is resolved in court, which frequently takes longer than a year and may take as long as two or three years. Consequently, the Company's practice is to attempt to obtain a written assurance from the individual and the individual's legal counsel, under which the individual confirms in writing his or her obligation to pay the outstanding balance regardless of the outcome of any settlement or judgment of the claim. If the settlement or judgment proceeds received by the individual are insufficient to cover the individual's obligation to the Company, and the individual does not otherwise satisfy his or her liability to the Company, the Company either (i) commences collection proceedings, which may ultimately result in the Company taking legal action to enforce collection rights against the individual regarding all uncollected accounts, or (ii) accepts a reduced amount in full satisfaction of the individual's outstanding obligation. As a result of the foregoing, the average age of receivables relating to personal injury claims is greater than for non-personal injury claim receivables.

    MANAGED CARE CAPITATION AGREEMENTS. A number of the imaging centers operated and/or managed by the Company have entered into "capitated contracts" with third party payors which typically provide for the payment of a fixed fee per month on a per member basis, without regard to the amount or scope of services rendered. Because the obligations to perform service are not related to the payments, it is possible that either the cost or the value of the services performed may significantly exceed the fees received, and there may be a significant period between the time the services are rendered and payment is received.
While only approximately 5% of the Company's 1998 net service revenues were derived from capitated contracts, and although prior to entering into any such contracts careful analysis is performed to analyze the potential risks of capitation arrangements, there can be no assurances that any capitated contracts to which the Company is or may in the future become a party will not generate significant losses to the Company.

    In addition, certain types of capitation agreements may be deemed a form of risk contracting. Many states limit the extent to which any person can engage in risk contracting, which involves the assumption of a financial risk with respect to providing services to a patient. If the fees received are less than the cost of providing the services, the center may be deemed to be acting as a de facto insurer. In some states, only certain entities, such as insurance companies, HMOs and independent practice associations, are permitted to contract for the financial risk of patient care. In such states, risk contracting in certain cases has been deemed to be engaging in the business of insurance. The Company believes that no center operated and/or managed by the Company is in violation of any restrictions on risk bearing or engaging in the business of insurance. If the Company is held to be unlawfully engaged in the business of insurance, such finding could result in civil or criminal penalties or require the restructuring of some or all of the Company's operations, which could have a material adverse effect upon the Company's business.

    BILLINGS AND COLLECTIONS. Under the facility services agreements, the Company is generally responsible for preparing and submitting bills per imaging study performed. The preparation and submission of bills is completed by each center, or by a regional billing office, generally on behalf of and in the name of the appropriate Interpreting Physician or Physicians Group. Prior to 1998, each center was also responsible for collecting its own receivables and pursuing any parties that were delinquent in payment of their bills. In February 1998, the Company commenced a restructuring of its collection efforts for the purpose of ultimately consolidating all collection activities within four or more regional collection offices. The restructuring is in response to the need to improve overall collection results and controls, and to better coordinate collection efforts previously employed by individual centers (especially where third parties had been retained to manage the center's collection efforts), as well as the need to integrate the Company's 1997 acquisitions and to insure consistent Company-wide collection policies and practices.

    MANAGEMENT INFORMATION SYSTEMS. The Company acquired Dalcon in September 1997. Since the beginning of 1998, the Company has converted 69 of the imaging centers operated and/or managed by the Company onto Dalcon's ICIS radiology information system, bringing to 83 the total number of centers now on ICIS. The ICIS radiology information system is designed to, among other things, enhance the efficiency and productivity of the centers operated or managed by the Company, lower operating costs, facilitate financial controls, increase reimbursement and assist in the analysis of sales, marketing and referral data. The ICIS system provides on-line, real-time information, reporting and access to managers with respect to billing, patient scheduling, marketing, sales, accounts receivable, referrals and collections, as well as other matters.

    HEALTHCARE REFORM AND COST REDUCTION EFFORTS. Third-party payors, including Medicare, Medicaid, managed care/HMO organizations and certain commercial payors have taken extensive steps to contain or reduce the costs of healthcare. In certain areas, the payors are subject to regulations which limit the amount of payments. Discussions within the Federal government regarding national healthcare reform are emphasizing containment of healthcare costs. In addition, certain managed care organizations have negotiated capitated payment arrangements for imaging services or limited access to provide panels in certain geographic areas. Under capitation arrangements, diagnostic imaging service providers are compensated using a fixed rate per member of the managed care organization regardless of the number of procedures performed or the total cost of rendering diagnostic services to the members. Services provided under these contracts are expected to become an increasingly significant part of the Company's business. The inability of the Company to properly manage the administration of capitated contracts could materially adversely affect the Company. Although patients are ultimately responsible for payment of services rendered, substantially all of the Company's imaging centers' revenues are derived from third-party payors. Successful reduction of reimbursement amounts and rates, changes in services covered, delays or denials of reimbursement claims, negotiated or discounted pricing, exclusion from provider panels and other similar measures could materially adversely affect the Company's respective imaging centers' revenues, profitability and cash flow.

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

ACQUIRED CENTERS; COMMON STOCK REPURCHASE OBLIGATIONS

    Since 1996, the Company has grown by aggressively acquiring imaging centers and integrating their operations. The Company has acquired 92 imaging centers through 27 acquisitions since January 1, 1996. When the Company acquires an imaging center, it generally acquires assets relating to the provision of technical, financial, administrative and marketing services which support the provision of medical services performed by the Interpreting Physicians. Such assets typically include equipment, furnishings, supplies, tradenames of the center, books and records, contractual rights with respect to leases, managed care and other agreements and, in most instances, accounts receivable. Other than with respect to such accounts receivable for services performed by the acquired company in certain cases, the Company does not acquire any rights with respect to or have any direct relationship, with patients. Patients have relationships with referral sources who are the primary or specialty care physicians for such patients. These physicians refer their patients to diagnostic imaging centers which may include the centers operated and/or managed by the Company where the Physicians Group or Interpreting Physicians provide professional medical services. The acquired imaging centers do not constitute either a radiology, primary care or specialty care medical practice. In connection with an acquisition of a center, the Company will generally enter into an facility services agreement, as described above, with a Physician Group to perform medical services at the center.

    In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company granted specific remedies to the sellers, including the right to require the Company to repurchase the shares issued to such seller, in the event that a registration statement covering the relevant shares was not declared effective by the Securities and Exchange Commission (the "SEC") within an agreed-upon period of time. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheets related to shares potentially to be repurchased by the Company. During 1998, the Company paid $8,621,000 to sellers who exercised their rights to have shares of Common Stock repurchased. As of December 31, 1998, the Company had no obligation to purchase any additional shares of Common Stock.

    In addition, in connection with certain of such acquisitions, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,659,000 with respect to all such Price Protection Shortfall obligations.

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

    Although the Company has the option, in certain of such cases, to pay certain of such amounts in shares of Common Stock, the Company may be required to pay significant cash funds to sellers in the event such remedies or earnout provisions are triggered. In addition, the issuance by the Company of shares of Common Stock in payment of any such owed amounts could be dilutive to the Company's stockholders.

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

GOVERNMENT REGULATION

    The healthcare industry is highly regulated at the Federal, state and local levels. While the Company believes that it complies in all material respects with all applicable regulations, the assertion of a violation (even if successfully defended by the Company) could have a material adverse effect on the Company. The following factors affect the Company's operation and development activities:

    CORPORATE PRACTICE OF MEDICINE AND FEE SPLITTING

    The laws of many states prohibit unlicensed, non-physician-owned entities or corporations from performing medical services or physicians from splitting fees with non-physicians. The Company is unlicensed to provide certain of the services offered at the centers operated and/or managed by the Company. The Company does not believe however, that it engages in the unlawful practice of medicine or the delivery of medical services in any state where it is prohibited, and is not licensed to practice medicine in states which permit such licensure. Professional medical services, such as the interpretation of MRI scans and the supervision of certain medical personnel, are separately provided by independent contractor Interpreting Physicians or physician groups pursuant to agreements with the Company. The Company performs only certain administrative and technical services and does not exercise control over the practice of medicine by physicians or employ physicians to provide medical services. However, in many jurisdictions, the laws restricting the corporate practice of medicine and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there can be no assurance that, upon review, some of the Company's activities would not be found to be in violation of such laws. If such a claim were successfully asserted against it, the Company could be subject to civil and criminal penalties and could be required to restructure its contractual relationships. In addition, certain provisions of its contracts with Interpreting Physicians, including the payment of management fees and restrictive covenants could be held to be unenforceable. Such results or the inability of the Company to restructure its contractual relationships on a timely basis could have a material adverse effect upon the Company.

    STARK LAW PROHIBITION ON PHYSICIAN REFERRALS

    The Federal "Stark Law" as amended in 1993 provides that when a physician has a "financial relationship" with a provider of "designated health services" (including, among other activities, the provision of MR and other radiology services which are provided by the Company), the physician will be prohibited from making a referral of patients under Medicare, Medicaid or other governmental health insurance programs to the healthcare provider, and the provider will be prohibited from billing such payors, for the designated health service. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to its amendment in 1993 (when it only applied to clinical laboratories). Draft regulations for the provisions of the Stark Law applicable to MR and other radiology services were issued in January, 1998. Submission of improper claims may result in a denial of payment or refunds of received payments. Additionally, submission of a claim that a provider knows, or should know, is for services for which payment is prohibited under the amended Stark Law, could result in civil money penalties of not more than $15,000 for each service billed, and possible exclusion from federal government programs. Under the amended Stark Law, providers are also subject to civil money penalties not to exceed $100,000 for any arrangements which indirectly result in referrals which would be prohibited under the amended Stark Law if directly made.

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

    The OIG has issued "safe harbor" regulations which describe practices that will not be considered violations of the Anti-Kickback Statute. The fact that a particular arrangement does not fall within a safe harbor does not mean that the arrangement does not comply with the Anti-Kickback Statute. The safe harbor regulations simply provide a guarantee that qualifying arrangements do not violate this federal law. They do not extend the scope of the statutory prohibitions. Thus, arrangements that do not qualify for safe harbor protection are in largely the same position as they were prior to the promulgation of these regulations, meaning that they must be carefully evaluated in light of the provisions of the Anti-Kickback Statute itself. To the extent possible, the Company will structure its agreements with referral sources, such as physicians, to comply with applicable safe harbors, but there can be no assurances that it will be able to do so with every contract. Further, these safe harbor regulations have so far been relatively untested in practice. No assurances can be given that a Federal or state agency charged with enforcement of the Anti-Kickback Statute and similar laws might not assert a contrary position or that new Federal or state laws or new interpretation of existing laws might not adversely affect relationships established by the Company with healthcare providers, including physicians, or result in the imposition of penalties on the Company or certain of its centers. The assertion of a violation, even if successfully defended by the Company, could have a material adverse effect upon the Company.

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

    STATE LAWS

    Many states, including the states in which the Company operates, have adopted statutes and regulations prohibiting kickbacks and payment of remuneration for patient referrals and physician self-referral restrictions and other types of financial arrangements with healthcare providers, which, while similar in certain respects to the Federal legislation, vary from state to state. Some states expressly prohibit referrals by physicians to facilities in which such physicians have a financial interest. Sanctions for violating these state restrictions may include loss of licensure and civil and criminal penalties assessed against either the referral source or the recipient provider. Certain states also have begun requiring healthcare practitioners to disclose to patients any financial relationship with other providers, including advising patients of the availability of alternative providers.

    The Company continues to review all aspects of its operations and endeavors to comply in all material respects with applicable provisions of the Anti-Kickback Statute, the Stark Law and applicable state laws governing fraud and abuse and physician self-referral as well as licensing and certification. Due to the broad and sometimes vague nature of these laws and requirements, the evolving interpretations of these laws (as evidenced by the recent draft regulations for the Stark Law), there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these regulatory provisions. Further, there can be no assurance that new laws or regulations will not be enacted, or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse effect on the Company, or that Federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities, which might adversely affect the Company's business.

    CERTIFICATES OF NEED, LICENSING AND CERTIFICATION

    Many of the states in which the Company currently operates or may operate have laws that may require a certificate of need or similar licensure ("CON") in certain circumstances to establish, construct, acquire or expand healthcare facilities and services or for the purchase, expansion or replacement of major movable equipment, including outpatient diagnosis imaging centers utilizing MR or other major medical equipment. At the present time, the CON laws of New York, Illinois, Florida, Maryland and California pertain to the Company's activities. In states with CON programs, regulatory approvals are frequently required for capital expenditures exceeding certain amounts, if such expenditures relate to certain types of medical services or equipment.

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

    In addition to the CON programs and Federal certification described above, the operations of outpatient imaging centers are subject to Federal and state regulations relating to licensure, standards of testing, accreditation of certain personnel and compliance with government reimbursement programs. The operation of these centers requires a number of Federal and state licenses, including licenses for the center itself, its personnel and certain equipment. Although the Company believes that currently it has obtained or is in the process of obtaining all such necessary CON approvals and licenses, the failure to obtain a required approval could have a material adverse effect on the Company's diagnostic imaging business. The Company believes that diagnostic testing will continue to be subject to intense regulation at the Federal and state levels and cannot predict the scope and effect of such regulation nor the cost to the Company of such compliance.

DISCONTINUED OPERATIONS OF STARMED

    Until August 1998, the Company, through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), provided temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold 100% of its stockholdings in StarMed to RehabCare Group, Inc. Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

    StarMed commenced its Per Diem operations in March 1995 and, as of August 1998, it had opened 31 offices, acquired 4 staffing companies operating six additional offices and consolidated the operations of two other offices. StarMed's per diem staffing division provided registered nurses, licensed practical nurses, nursing assistants, therapists and medical transcriptionists on a daily basis to healthcare facilities through 35 offices located in 16 states. StarMed's Travel Nursing Division operated from a central office in Clearwater, Florida and provided registered nurses and operating room technicians for periods ranging from 8 to 26 weeks.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 1,080 full time employees. The Company is not a party to any collective bargaining agreements and considers its relationship with its employees to be good.

INSURANCE

    The nature of the services provided by the Company exposes the Company to risk that certain parties may attempt to recover from the Company for alleged wrongful acts committed by others. As a result of this risk, the Company maintains workmen's compensation insurance, comprehensive and general liability coverage, fire, allied perils coverage and professional liability insurance in amounts deemed adequate by management to cover all potential risk. There can be no assurance that potential claims will not exceed the coverage amounts, that the cost of coverage will not substantially increase or require the Company to insure itself or that certain coverage will not be reduced or become unavailable.

ITEM 2: PROPERTIES

    The Company leases its approximately 24,000 square foot principal and executive offices pursuant to a lease with a term of five years remaining. The Company's 96 imaging centers range in size from approximately 1,500 to 11,400 square feet. Each center consists of a waiting/reception area and one room per modality, dressing rooms, billing/administration rooms and radiologist interpreting rooms. The Company owns the real property in which certain of its centers operate, and leases its remaining centers under leases which expire on various dates through October 2004 with options, in certain cases, to renew for additional periods. The Company believes that if it were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3: LITIGATION

    SECURITIES CLASS ACTIONS. Between November 14, 1997 and January 9, 1998, seven class action lawsuits were filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's directors and/or officers. On November 14, 1997, Joan D. Ferrari, who claims to be a Company stockholder, filed a lawsuit on behalf of all persons who purchased Common Stock during the period between May 15, 1997 and November 7, 1997. The Ferrari complaint names as defendants the Company and Gary N. Siegler, Stephen
M. Davis, Gary L. Fuhrman, John H. Josephson and Neil H. Koffler. On November 18, 1997, Tri-Masonry Company, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between March 19, 1997 and November 10, 1997. On November 19, 1997, Yaakov Prager, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between May 16, 1997 and November 10, 1997. The Tri-Masonry and Prager complaints name as defendants the Company, William D. Farrell, John P. O'Malley and Gary N. Siegler. On November 20, 1997, Albert Schonert, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between May 15, 1997 and November 7, 1997. The Schonert complaint names as defendants the Company and Gary N. Siegler, Stephen M. Davis, Gary L. Fuhrman, John H. Josephson, Neil H. Koffler and William D. Farrell. On December 12, 1997, Anne Benjamin, Scott L. Benjamin, Maxine Benjamin, Donald Benjamin and Andrew M. Schreiber, who claim to be Company stockholders, filed a complaint on behalf of all persons who purchased Common Stock during the period between March 31, 1997 and November 10, 1997. The Benjamin complaint names as defendants the Company and Gary N. Siegler, John P. O'Malley and William D. Farrell. On December 31, 1997, Allen H. Weingarten, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between March 19, 1997 and November 10, 1997. The Weingarten complaint names as defendants the Company and William D. Farrell, John P. O'Malley and Gary N. Siegler. On January 9, 1998, Roselle Sachs, who claims to be a Company stockholder, filed a complaint on behalf of all persons who purchased Common Stock during the period between May 15, 1997 and November 10, 1997. The Sachs complaint names as defendants the Company and Gary N. Siegler, Stephen M. Davis, Gary L. Fuhrman, Neil H. Koffler and William D. Farrell.

    The complaints in each action assert that the Company and the named defendants violated Section 10(b), and that certain named defendants violated
Section 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company. The complaints each seek unspecified compensatory damages, with interest, and the costs and expenses incurred in bringing the action. On February 9, 1998, the Honorable Joel Pisano, United States Magistrate Judge, entered an Order consolidating the above-mentioned class actions for all purposes. On March 31, 1998, the lead plaintiffs in the consolidated class actions served their Consolidated Class Action Complaint, asserting that the Company and the named defendants violated Section 10(b) of the Exchange Act, and that certain named defendants violated Sections 20(a) and 20A of the Exchange Act.

    On December 18, 1998, attorneys for the plaintiffs in the pending class actions reached an agreement in principle with the Company and certain of the other defendants to settle all of the pending class actions in consideration primarily of (i) a payment of $2.75 million to be provided by the Company's insurer and (ii) the issuance of $5.25 million of convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes will bear interest at the rate of 8% per annum, will be due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be prepaid in cash by the Company at any time after issuance subject to the payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price per share equal to the greater of $3.00 or 120% of the ten day average closing price of the Company's Common Stock as of the date of the court hearing to be scheduled to approve the agreement in principle. The court hearing to approve the agreement in principle is expected to occur in May 1999.

    The agreement-in-principle and the class action settlement contemplated thereby are further subject to (1) consent to the issuance of the convertible subordinated notes by the Company's Senior Noteholders and (2) the right of either the Company or the attorneys representing the class plaintiffs to terminate the agreement-in-principle if the ten day average closing price of the Company's Common Stock as of the court hearing date is less than $1.75 per share. There can be no assurance that the Company's Common Stock will be above the $1.75 per share price prior to the approval. If such settlement is not approved or consummated, the Company intends to defend vigorously against the allegations.

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

    FARRELL ET AL V. MEDICAL RESOURCES, INC. ET AL. On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director, and Gary I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. The Company intends to defend vigorously against the allegations.

    O'MALLEY V. MEDICAL RESOURCES, INC. ET AL.  On November 14, 1997, Mr. John
P. O'Malley III, the former Chief Financial Officer of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and Gary N. Siegler, Neil H. Koffler, Stephen M. Davis, Gary
L. Fuhrman, John H. Josephson and Lawrence Ramaekers, as defendants, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and defamation. Mr. O'Malley alleged that the Company terminated his employment in retaliation for voicing the concerns of shareholders and senior management regarding related-party transactions and because the Company did not want to make full and adequate disclosure of the facts and circumstances surrounding such transactions. In addition, the plaintiff alleged that the Company published false and defamatory statements about him. Mr. O'Malley sought unspecified compensatory and punitive damages, interest and costs of bringing the action. On April 8, 1998, the Company filed its Answer to the Complaint, and asserted a counterclaim against Mr. O'Malley for breach of fiduciary duties.

    On December 18, 1998, Mr. O'Malley, the Company and the other defendants reached an agreement in principle to settle the O'Malley claims in consideration of (i) the payment to Mr. O'Malley of approximately $117,000 from a letter of credit established by the Company in 1996 for the benefit of Mr. O'Malley, (ii) the Company's agreement to indemnify Mr. O'Malley in connection with future litigation and (iii) the execution of mutual releases by all parties. The agreement settling the O'Malley action is subject to court approval which is expected in May 1999.

    WESLEY ACQUISITION. On June 2, 1998, Mr. Ronald Ash filed a complaint against the Company, StarMed, Wesley Medical Resources, Inc., a subsidiary of the Company ("Wesley"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. On June 24, 1997, the Company, acquired the assets of Wesley, a medical staffing company in San Francisco, California, from Mr. Ash and another party for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. The Ash complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose adverse material information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, rescission of the sale of Wesley.

    On October 7, 1998, upon motion by the Company, the Ash action was transferred from the United States District Court for the Northern District of California and consolidated with the pending securities class actions in the United States District Court for the District of New Jersey. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously.

    OTHER LITIGATION. In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the three months ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

MARKET INFORMATION AND STOCK PRICE

    The Company's Common Stock had been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market, under the symbol MRII, since November 3, 1995, and on the NASDAQ SmallCap Market prior thereto. From April 20, 1998 through June 18, 1998 the Company's Common Stock traded under the symbol MRIIE to reflect the fact that NASDAQ had commenced proceedings to determine whether or not the Company's Common Stock should continue to be traded on the NASDAQ Stock Market as a result of the Company's failure to file its Annual Report on Form 10-K for the year ended December 31, 1997 in a timely manner and the failure of the Company's Common Stock to meet the $5 per share minimum bid price. In order to meet NASDAQ's listing requirements, the Company effected a one-for-three reverse stock split of its Common Stock on July 24, 1998. On July 28, 1998, the NASDAQ Qualifications Listing Panel notified the Company that the Company had complied with NASDAQ's continued listing qualifications and that the Common Stock would continue to be listed on The Nasdaq Stock Market.

    On October 13, 1998, the Company was notified by NASDAQ that its continued listing on NASDAQ's National Market System was being reviewed due to the Company's failure to meet the $5.00 minimum bid price requirement. On March 19, 1999, the Company appeared at a hearing before the NASDAQ Qualifications Hearing Panel and requested that its stock listing be moved from the Nasdaq National Market System to the Nasdaq SmallCap Market. As of this writing, the NASDAQ Qualification Hearing Panel has not yet made its determination. In the meantime the Company's listing will remain on the Nasdaq National Market System.

    The following table sets forth for the periods indicated below the high and low sales prices per share of the Common Stock as reported by NASDAQ and gives effect to the one-for-three reverse stock split of the Common Stock effected on July 24, 1998:

                                                                              HIGH        LOW
                                                                             -------    -------
1997
  First Quarter............................................................. $37 1/2    $28 1/2
  Second Quarter............................................................ $53 5/8    $29 5/8
  Third Quarter............................................................. $60 3/4    $45 3/4
  Fourth Quarter............................................................ $63        $23 1/4

1998
  First Quarter............................................................. $33 3/8    $14 5/8
  Second Quarter............................................................ $19 1/8    $ 6 3/16
  Third Quarter............................................................. $12 3/4    $ 2 1/2
  Fourth Quarter............................................................ $ 4 3/8    $ 1 1/2

    As of the close of business on March 18, 1999, the last reported sales price per share of the Company's Common Stock was $2 1/32.

    There were 270 holders of record of the Company's Common Stock at the close of business on March 18, 1999. Such number does not include persons, whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

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

    There were no securities sold by the Company during the period covered by this Report on Form 10-K not previously included in the Company's Quarterly Reports which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated historical financial data of the Company is derived from the Company's consolidated financial statements for the periods indicated and, as such, reflects the impact of acquired entities from the effective dates of such transactions and the Statement of Operations Data reflects StarMed as a discontinued operation due to its August 1998 sale. The information in the table and the notes thereto should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                             1998        1997       1996       1995       1994
                                                          ----------  ----------  ---------  ---------  ---------

                                                           (IN THOUSANDS EXCEPT SUPPLEMENTAL AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1)(2):
Net service revenues....................................  $  179,056  $  144,412  $  64,762  $  35,860  $  30,607
Operating income (loss)(5)..............................     (10,354)    (21,297)    13,700      7,194      1,169
Income (loss) from continuing operations before
  extraordinary item....................................     (25,072)    (31,968)     6,983      4,246       (938)
Income (loss) from continuing operations per common
  share:
    Basic(4)............................................       (3.23)      (4.96)      1.86       1.65       (.39)
    Diluted(4)..........................................       (3.23)      (4.96)      1.72       1.64       (.39)

SUPPLEMENTAL DATA(1):
Number of consolidated imaging centers at end of
  period................................................          96          98         39         11          8
Total procedures at consolidated imaging
  centers...............................................     678,795     527,477    209,970    124,302    101,460

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995       1994
                                                         ----------  ----------  ----------  ---------  ---------

                                                          (IN THOUSANDS EXCEPT SUPPLEMENTAL AND PER SHARE DATA)
BALANCE SHEET DATA:(1)
Working capital surplus (deficit)(3)...................  $   30,985  $  (58,174) $   42,775  $  10,738  $   5,834
Total assets...........................................     285,914     338,956     164,514     44,136     40,372
Debt and capital lease obligations classified as
  current (3)..........................................      20,374     118,129      12,721      4,202         --
Long term debt and capital lease obligations (excluding
  current portion).....................................     107,657      37,900      21,011     11,157     13,415
Convertible debentures.................................          --          --       6,988      4,350         --
Stockholders' equity...................................     112,223     126,904     106,384     16,966     11,872

------------------------

(1) Statement of Operations Data, Supplemental Data and Balance Sheet Data reflect the impact of a substantial number of acquisitions during 1997. See
    Note 12 of the Notes to Consolidated Financial Statements.

(2) Statement of Operations Data has been restated to reflect the financial results of StarMed as discontinued operations. See Note 14 of the Notes to the Consolidated Financial Statements.

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

(4) Earnings per share amounts for 1998 and 1997 include charges related to restricted common stock and convertible preferred stock of $496,000 and $1,938,000, respectively.

(5) Operating loss for 1998 and 1997 include unusual charges. See Note 2 of The Notes to the Consolidated Financial Statements.

    Earnings per share amounts for all periods have been calculated in conformity with the requirements of Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

REVENUE RECOGNITION

    At each of the Company's diagnostic imaging centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician(s)"), generally consisting of radiologists with whom the Company has entered into facility services or independent contractor agreements. Pursuant to such agreements, the Company agrees to provide equipment, premises, comprehensive management and administration (typically including billing and collection of receivables) and technical imaging services, to the Interpreting Physician(s).

    Net service revenues are reported, when earned, at their estimated net realizable amounts from third party payors, patients and others for services rendered at contractually established billing rates which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net service revenues at the time services are rendered. Subject to the foregoing, the imaging centers operated or managed by the Company recognize revenue under one of the following three types of agreements with Interpreting Physician(s):

    TYPE I--Pursuant to facility service agreements with Interpreting Physician(s) or Physician Group, the Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician(s) or Physician Group proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company establishes reserves for its share of the estimated uncollectible amount. Type I net service revenues for 1998 and 1997 were $93,127,000 and $80,818,000, respectively, or 53% and 56% of
Diagnostic Imaging revenues, respectively.

    TYPE II--The Company bills patients and third party payors directly for services provided and pays the Interpreting Physician(s) either (i) a fixed percentage of fees collected for services performed at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physician(s) fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and establishes reserves for such amounts. Type II net service revenues for 1998 and 1997 were $68,843,000 and $55,016,000, respectively, or 40% and 38% of Diagnostic Imaging revenues, respectively.

    TYPE III--Pursuant to facility services agreements, the Company receives, from an affiliated physician association, a fee for the use of the premises, a fee for acting as billing and collection agent, and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physician(s). The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from third party payors and patients less facility lease expense and Interpreting Physician(s) fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables are reduced by an estimate of patient and third party payor contractual allowances, and by a provision for estimated uncollectible amounts. Type III net service revenues for 1998 and 1997 were $12,710,000 and $8,342,000, respectively, or 7% and 6% of Diagnostic Imaging revenues, respectively.

    Revenues derived from Medicare and Medicaid are subject to audit by such agencies. The Company is not aware of any pending audits.

    The Company also recognizes revenue from the licensing and/or sale of software and hardware constituting radiology information systems which the Company has developed. Such revenues are recognized on an accrual basis as earned.

    For the year ended December 31, 1998, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 93% for Type I agreements, 80% to 93% for Type II agreements and 80% to 87% for Type III agreements. These agreements generally have terms ranging from one to ten years.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    For the year ended December 31, 1998, total Company net service revenues were $179,056,000 versus $144,412,000 for the year ended December 31, 1997, an increase of $34,644,000 or 24%. This increase resulted from the inclusion for all of 1998 of centers acquired during 1997, which contributed $37,568,000 in revenues, net of a $2,924,000 decline in revenues at imaging centers operated by the Company since January 1, 1997. Revenues at imaging centers operated since January 1, 1997 decreased 4% to $77,370,000 for the year ended December 31, 1998, from $80,294,000 in 1997, due to the combined effects of an intentional payor mix change away from personal injury claim business toward more managed care business, a gradual modality mix change toward lower priced procedures, and a continuing gradual decline in overall reimbursement rates. Procedure volumes at imaging centers that have been operated by the Company since the beginning of 1997 were relatively unchanged in 1998 versus 1997. Charges related to doubtful accounts receivable for the Company's Type III centers, which are reflected as a reduction of net service revenues, declined to $2,956,000 in 1998 from $6,777,000 in 1997.

    Net service revenues from personal injury claims, mainly involving automobile accidents, comprised approximately 15% of Diagnostic Imaging net revenues for 1998, down from approximately 24% for 1997. This decrease resulted principally from the Company's intentional shift away from such higher-priced but more problematic business, toward somewhat lower-priced but more reliable managed care business. Personal injury claim business has historically suffered from a high bad debt rate and a very long collection cycle. Management believes that this shift in business will continue during 1999 due principally to the effects of recently enacted New Jersey and Florida legislation intended to curtail auto insurance spending on such claims.

    Management believes that the 1998 modality mix change away from higher-priced procedures, such as MR and CT, toward lower-priced procedures to be the result of the curtailment, over the past 12 to 18 months, of the Company's regular diagnostic equipment replacement and upgrade program. Since this program has recently been resumed, this negative trend is expected to slow and then reverse itself over the course of 1999 and thereafter. The Company presently intends to replace or upgrade approximately 20 MR systems in its centers by the end of 1999. While not necessarily indicative of future performance at the same or other centers, annualized procedure volumes have increased an average of approximately 46% at three of the Company's centers where new MR systems were installed during 1998. While the Company intends to finance new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

    The industry in which the Company participates has been experiencing gradual reimbursement rate declines and this is expected to continue for some period of time due to factors such as the expansion of managed care in the United States and reimbursement cuts by U.S. government agencies. The Company will attempt to mitigate the impact of any further decline in reimbursement rates by decreasing its costs and increasing patient referral volumes. Nevertheless, if the rate of decline in reimbursement rates were to materially increase, or if the Company is unsuccessful in reducing its costs or increasing its volumes, the Company's results could be materially and adversely affected over time.

    Costs of operations totaled $162,553,000 in 1998 as compared to $129,093,000 in 1997. Center-level operating costs (which consist of costs of services and equipment lease expense) increased $31,548,000, or 35%, to $121,544,000 in 1998 from $89,996,000 in 1997. The increase in center-level operating costs was due to the inclusion for all of 1998 of centers acquired during 1997, which added $34,461,000 to 1998 costs, net of a $2,913,000 decrease in center-level operating costs at imaging centers operated by the Company since the beginning of 1997. Center-level operating costs at imaging centers operated since the beginning of 1997 decreased 5% to $50,717,000 in 1998 from $53,630,000 in 1997 due principally to lower equipment maintenance expense and payroll costs in 1998 compared to 1997.

    The 1998 provision for doubtful accounts was $16,459,000, or 9% of net service revenues, compared to $20,364,000, or 14% of net service revenues in 1997. The percentage decrease in the 1998 provision resulted principally from generally improved performance in billing and collections and from the installation, over the course of the 1998 year, of the Company's ICIS radiology information system in the majority of its imaging centers that were acquired in 1997. Nevertheless, both periods experienced bad debt levels significantly higher than the industry norm. Since the beginning of 1998, the Company has converted 69 of the imaging centers operated or managed by the Company onto the ICIS system, bringing to 83 the total number of centers now on ICIS. While this has improved the Company's financial reporting and billing and collections capabilities on a going forward basis, it also effectively created many disparate "legacy" receivables systems comprised of many thousands of relatively small dollar transactions. Over the course of 1998, Company personnel maintained, and improved their proficiency on, the ICIS system, while concurrently attempting to pursue (directly and indirectly through unaffiliated collection companies) the collection of the legacy systems' receivables. Although 76% of the legacy systems' receivables were collected during 1998, the increasing age of the remaining receivables contributed significantly to the 1998 provision for doubtful accounts. Excluding charges attributed to legacy systems' receivables, the 1998 provision for doubtful accounts approximated 6% of related net service revenues. As a result of the full year impact of these system conversions, as well as improvements in overall billing and collection policies and procedures, the Company expects substantial improvement during 1999 in the collection rate of accounts receivable.

    Depreciation and amortization expense for the year ended December 31, 1998 was $24,550,000, compared to $18,733,000 for the year ended December 31, 1997, or an increase of $5,817,000. The increase was due primarily to the inclusion for all of 1998 of depreciation and goodwill amortization related to centers acquired during 1997.

    Gross profit increased to $16,503,000 in 1998 from $15,319,000 in 1997.
Expressed as a percentage of net service revenues, gross profit margins decreased for the year ended December 31, 1998 to 9% from 11% for the year ended December 31, 1997. This percentage decrease resulted from the previously explained modality and payor mix change toward lower priced procedures and the continuing gradual decline in overall reimbursement rates, net of a lower 1998 provision for doubtful accounts.

    Corporate general and administrative expense for the year ended December 31, 1998 was $11,507,000, an increase of $112,000 from the $11,395,000 recorded for the year ended December 31, 1997.

    Stock-option based compensation decreased to $380,000 in 1998 from $2,536,000 in 1997. These non-cash charges are the result of certain 1996 and 1997 stock option grants to employees and directors with respect to which shareholder approval was obtained subsequent to the grant dates.

    During the year ended December 31, 1998, the Company recorded unusual charges of $14,970,000 consisting of (i) $5,327,000 related to Convertible Preferred Stock penalties associated with the delay in the effectiveness the Company's Registration Statement (which has now become effective), (ii) $4,554,000 associated with the resolution of the shareholder class action lawsuit, (iii) $3,489,000 attributable to center closings, (iv) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (v) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (vi) $337,000 for management termination benefits and related costs. The Company could incur additional unusual charges during 1999 depending upon the outcome of the settlement hearing related to the shareholder class action lawsuit.

    The unusual charges attributable to center closings of $3,489,000 are a result of the Company's review of under-performing centers and its determination that it would sell or close eight imaging centers during 1998 and early 1999. In most cases, the Company decided to sell or close these centers due to general competitive pressures and because of their close proximity to other imaging centers of the Company which have more advanced imaging equipment or other competitive advantages. Such charge consists of (i) $1,562,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, (ii) $1,086,000 for estimated equipment removal, facility restoration and related costs and (iii) $841,000 for the estimated costs to exit equipment lease and facility lease agreements.

    During the year ended December 31, 1997, the Company recorded a $12,962,000 loss on impairment of goodwill and other long-lived assets, and $9,723,000 of other unusual charges.

    Net interest expense for the year ended December 31, 1998 was $13,652,000 as compared to $8,814,000 for the year ended December 31, 1997, an increase of $4,838,000. This increase was primarily attributable to the inclusion of twelve months of interest associated with the Senior Notes and higher average borrowings under other notes payable and lines of credit.

    Minority interest increased the Company's loss from continuing operations before income taxes by $413,000 in 1998, compared to the same effect in 1997 in the amount of $636,000.

    The provision for income taxes for the year ended December 31, 1998 decreased to $653,000 from $1,221,000 in the prior year. The provision for income taxes for the year ended December 31, 1998 consists entirely of state income taxes. The income tax benefit calculated based upon the Company's pre-tax loss in both 1998 and 1997 was eliminated by an income tax valuation allowance of $5,250,000 and $10,700,000, respectively. These valuation allowances were recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred income tax assets.

    The Company's net loss from continuing operations for the year ended December 31, 1998 was $25,072,000 compared to net loss from continuing operations for the year ended December 31, 1997 of $31,968,000.

    The net loss applicable to common stockholders (used in computing loss per common share) in the year ended December 31, 1998 includes charges of $496,000 which resulted from accretion of the Company's convertible preferred stock, compared to charges of $1,938,000 primarily related to Common Stock subject to redemption in the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    For the year ended December 31, 1997, the Company's net service revenues increased $79,650,000, or 123%, to $144,412,000 in 1997 from $64,762,000 in
1996, due primarily to revenues of $60,849,000 contributed by centers acquired during 1997. Revenues at imaging centers acquired during 1996 increased $20,585,000, or 93%, to $42,617,000 in 1997 from $22,032,000 in 1996 primarily as a result of the timing of the 1996 acquisitions, partially offset by an increase of $5,896,000 in the provision for doubtful accounts receivable related to Type III centers. Revenues at imaging centers that were operated by the Company for all of 1997 and 1996 decreased $1,784,000, or 4%, to $40,946,000 in 1997 from $42,730,000 in 1996, primarily as a result of higher contractual allowances in 1997 and relatively constant procedure volumes.

    Total cost of operations for the year ended December 31, 1997 was $129,093,000, an increase of $82,598,000 from the $46,495,000 recorded in the year ended December 31, 1996.

    Center-level operating costs (consisting of costs of services and equipment leases) increased $55,170,000, or 158%, to $89,996,000 in 1997 from $34,826,000 in 1996, due primarily to operating costs of $34,849,000 related to centers acquired during 1997. Center-level operating costs at imaging centers acquired during 1996 increased $18,155,000, or 149%, to $30,325,000 in 1997 from
$12,170,000 in 1996, primarily as a result of the timing of the 1996 acquisitions. Center-level operating costs at imaging centers that were operated by the Company for all of 1997 and 1996 increased $2,166,000, or 10%, to $23,830,000 in 1997 from $21,664,000 in 1996, primarily as a result of higher payroll and related costs.

    The provision for uncollectible accounts receivable in 1997 was $20,364,000, or 14% of related net service revenues, compared to the 1996 provision of $4,705,000 or 7% of related net service revenues. The increase in the provision for uncollectible accounts receivable was due to the deterioration during 1997 in the aging of the Company's accounts receivable and a reassessment by the Company of its expected future collections based upon 1997 collection activity, including analyzing collection experience of its personal injury receivables. Management believes that the deterioration in the aging of accounts receivable occurred primarily during the second half of 1997 and was the result of the Company's substantial acquisition activity in 1997 and the delay in promptly integrating the billing and collection activities with respect to such acquisitions. In addition, the Company was without a permanent Chief Financial Officer from November 1997 until March 1998 which allowed the aging of accounts receivable to continue to worsen since significant management resources were not directed at improving billing and collections during that period. During the fourth quarter of 1997, as the age of the specific bills lengthened, the ability to research and pursue the old receivables worsened and hence it was determined that the reserve was required for a substantial number of these older receivables.

    Depreciation and amortization expense in 1997 was $18,733,000, compared to $6,964,000 in 1996, or an increase of $11,769,000 due primarily to higher equipment depreciation of $6,585,000 resulting from 1997 acquisitions and increased goodwill amortization of $4,638,000.

    Gross profit decreased to $15,319,000 in 1997 from $18,267,000. Gross profit margins, as a percent of net service revenues, decreased for the year ended December 31, 1997 to 11% from 28% for the year ended December 31, 1996 due primarily to higher contractual allowance estimates, including a component associated with the provision for doubtful accounts receivable related to the Company's Type III revenue, as described above, and generally higher costs.

    Corporate general and administrative expense in 1997 was $11,395,000, an increase of $6,828,000 from the $4,567,000 recorded in 1996. This increase was primarily due to higher payroll and related costs as a result of the expanded business development activities and the resulting growth experienced during the year.

    During 1997, the Company recorded $2,536,000 of stock-option based compensation expense. This non-cash charge was related to stock option grants to employees and directors during 1996 and early 1997 that were subsequently approved by the Company's stockholders in May 1997.

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

RESULTS OF DISCONTINUED OPERATIONS

PERIOD FROM JANUARY 1, 1998 TO AUGUST 15, 1998 COMPARED TO YEAR ENDED DECEMBER
  31, 1997

    Net service revenues for StarMed were $51,087,000 for the period ended August 15, 1998 (which represents seven and one-half months) compared to $57,974,000 for the year ended December 31, 1997, representing an increase of 41% in average monthly revenues. This increase resulted principally from the opening of new Per Diem Division offices during 1997 and 1998.

    Operating costs for StarMed for the period ended August 15, 1998 were $40,568,000 compared to $47,123,000 for the year ended December 31, 1997, representing an increase of 38% in average monthly operating costs. This increase also resulted principally from the opening of new Per Diem Division offices during 1997 and 1998.

    Net earnings related to StarMed increased to $1,806,000 for the period ended August 15, 1998 from $729,000 for the year ended December 31, 1997.

STARMED SALE

    Effective August 18, 1998, the Company sold 100% of its stockholdings in StarMed to RehabCare Group, Inc. (the "StarMed Sale") for gross proceeds of $33,000,000 (before repayment of $13,786,000 of StarMed's outstanding third party debt in accordance with the terms of sale). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

    Gross cash proceeds from the StarMed Sale were used as follows: (i) $13,786,000 was used to retire StarMed's outstanding third-party debt (in accordance with the terms of sale) (ii) $2,000,000 was placed in escrow to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company (part or all of this amount may be payable to the Company over time), and (iii) $2,186,000 was used to fund cash costs associated with the sale. The remaining net proceeds of $15,028,000 increased the Company's consolidated cash balances at closing. For accounting purposes, the sale resulted in an after-tax gain of $3,905,000 in 1998. In connection with the sale of StarMed, $2,000,000 of net proceeds was applied as a partial repayment of the Company's $78,000,000 of Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

    During the year ended December 31, 1998, the Company's primary source of cash flow was (i) proceeds from the sale of the Company's StarMed Staffing subsidiary of $28,814,000 (before repayment of StarMed's third party debt but after the expenses of sale) and (ii) cash flow provided by operating activities of $14,225,000. The primary use of cash during the period was the repayment of $36,745,000 of interest bearing debt (including $13,786,000 of StarMed's third-party debt repaid in accordance with the terms of the StarMed Sale) and principal amount of capital lease obligations. The Company also used cash of $8,621,000 for the repurchase of Common Stock subject to redemption as a result of the exercise of repurchase rights granted by the Company in connection with certain 1997 center acquisitions.

    Cash flow from operating activities was favorably impacted by the receipt of $7,948,000 of net income tax refunds, but adversely affected by an increase of $3,760,000 in accounts receivable, net of provision for doubtful accounts (such amount includes an increase of $2,540,000 related to StarMed prior to its sale). The increase in accounts receivable is the result of difficulties experienced in integrating the billing and collection systems of centers acquired during 1997. In order to further improve the Company's billings and collections, since the beginning of 1998 the Company has converted 69 of its imaging centers onto its ICIS radiology information system, bringing to 83 the total number of centers now on ICIS. As a result of the full year impact of these system conversions, as well as improvements in overall billing and collection policies and procedures, the Company expects substantial improvement during 1999 in the collection rate of accounts receivable.

    During 1997, the Company's primary source of cash flow was from financing activities, including net proceeds from the Senior Notes of $76,523,000, net proceeds from the issuance of convertible preferred stock of $16,965,000, and other financing activities. The primary use of cash was to fund acquisitions which totaled $73,121,000 and to fund the repayment of certain notes and capital lease obligations of $13,764,000. Operating activities resulted in a net use of cash of $5,322,000 during 1997 due primarily to increases in accounts receivable.

    Net cash provided by operating activities for 1996 was $1,450,000. In 1996, net cash used in investing activities totaled $16,703,000 which includes (i) $8,569,000 expended for the purchase of diagnostic imaging centers, offset by $2,156,000 of cash acquired in the acquisition of NMR, (ii) $2,314,000 for the purchase of Per Diem staffing businesses and (iii) $184,000 for the purchase of limited partnership interests. During 1996, the Company purchased $6,137,000 of investments, $4,500,000 of these investments were subsequently set aside (restricted) pursuant to the terms of a letter of credit issued in connection with an acquisition. An additional $600,000 in cash was set aside (restricted) pursuant to a letter of credit issued in conjunction with a consulting agreement to which the Company is a party. The Company expended $1,070,000 in 1996 for medical diagnostic and office equipment. Financing activities provided $27,109,000 in cash during the year ended December 31, 1996, which consisted of net proceeds of $25,164,000 received through a public offering of the Company's Common Stock, $6,533,000 of net proceeds from the issuance of subordinated debentures, $1,229,000 proceeds from borrowings during the year (used to purchase equipment for the imaging centers), $2,022,000 realized from the exercise of stock options and warrants, offset by $7,773,000 utilized for the repayment of debt and capital lease obligations and $64,000 used to purchase shares of the Company's Common Stock.

    The Company has never declared a dividend on its Common Stock and, under the Company's Senior Note agreement, the payments of such dividends is not permitted.

SENIOR NOTES

    During 1998, as a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company was in default of certain financial covenants under its $78,000,000 of Senior

Notes and certain medical equipment notes, and operating and capital leases of the Company (the "Cross-Default Debt"). In the event that the Senior Note lenders or the holders of the Cross Default Debt had elected to exercise their respective right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have had a material adverse effect on the Company, its operations and its financial condition. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheet at December 31, 1997.

    On September 23, 1998, the Company executed a waiver and amendment agreement with the Senior Note lenders with respect to covenant defaults and certain covenant modifications pursuant to which such lenders agreed to waive all then existing covenant defaults and modify the financial covenants applicable over the remaining term of the Senior Notes. In consideration for the waivers and covenant modifications, the Company increased the effective blended interest rate on the Senior Notes from 7.87% to 9.00% and issued to the Senior Note lenders warrants to acquire 375,000 shares of the Company's Common Stock at an exercise price of $7.67 per common share. In addition, the Company repaid $2,000,000 in principal outstanding on the Senior Notes (without premium) and paid a fee to the Senior Note lenders of $500,000. In March 1999, the Senior Note lenders and the Company entered into an agreement to exclude $10,506,000 of the 1998 provision for doubtful accounts and certain other unusual charges for purposes of determining financial covenant compliance. As a result, the Company continues to be in compliance with the financial covenants underlying the Senior Notes.

MARKET RISK DISCLOSURE

    The Company's financial instruments consist principally of its notes payable and mortgages with a carrying amount of $103,575,000 as of December 31, 1998. Practically all such notes and mortgages have fixed interest rates. The impact of a 2% increase in market interest rates on the fair value of such notes and mortgages would be a reduction in fair value of $5,398,000.

WORKING CAPITAL

    The Company has a working capital surplus of $30,985,000 at December 31, 1998 compared to a working capital deficit of $58,174,000 at December 31, 1997. The improvement in working capital is due primarily to the reclassification of the Senior Notes and Cross Default Debt as long-term debt in the December 31, 1998 Consolidated Balance Sheet.

OTHER OBLIGATIONS OF THE COMPANY

    In connection with certain of the Company's 1997 center acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company granted specific remedies to the sellers, including the right to require the Company to repurchase the shares issued to such sellers, in the event that a registration statement covering the relevant shares was not declared effective by the Securities and Exchange Commission (the "SEC") within an agreed-upon period of time. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheets related to shares potentially to be repurchased by the Company. During 1998, the Company paid $8,621,000 to sellers who exercised their rights to have shares of Common Stock repurchased, and the remaining $1,114,000 of such repurchase obligations lapsed and were reflected as an increase in stockholders' equity. As of December 31, 1998, the Company had no obligation to purchase any additional shares of Common Stock.

    In addition, in connection with certain of such acquisitions, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,659,000 with respect to all such Price Protection Shortfall obligations.

    In addition, in connection with certain of the Company's acquisitions, the Company agreed with the relevant sellers that all or a portion of the consideration for such acquisitions would be paid on a contingent basis based upon the profitability, revenues or other financial criteria of the acquired business during an agreed-upon measurement period following the closing of the acquisition (usually, one to three years). The specific terms of such contingent consideration differ for each acquisition. In connection with certain acquisitions, the Company and the relevant sellers have agreed to a maximum amount of contingent consideration and in other cases the parties have agreed that any payment of such contingent consideration may be paid in cash or shares of Common Stock, or a combination of both. Although the Company has the option, in certain cases, to pay certain of such amounts in shares of Common Stock, the Company may be required to pay significant cash funds to sellers in the event such earnout provisions are triggered. In addition, the issuance by the Company of shares of Common Stock in payment of any such owed amounts could be dilutive to the Company's stockholders. Contingent consideration associated with acquisitions is recorded as additional purchase price when resolved.

    During 1997, the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of
(i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion. Pursuant to the Preferred Stock agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement not later than October 1997, or such other mutually agreed upon date, providing for monthly penalties ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to such date.

    As a result of the Company's failure to register the RGC Conversion Shares until October 2, 1998, the Company: (i) issued warrants to RGC to acquire (a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 shares of Common Stock at an exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value, for accounting purposes, of $3,245,000) and (ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1997 Warrants to acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 Warrants was reduced to $2.73 per share. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of RGC in certain circumstances, into additional shares of Series C Preferred Stock or into Common Stock.

    In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC may demand a one-time additional penalty of $1,490,000 (the "Registration Default Penalty"), payable, at the option of RGC, in cash or additional shares of Common Stock. Pursuant to an agreement between the Company and RGC, RGC has agreed that the Registration Default Penalty may not be exercised prior to April 15, 1999, and would be waived in the event that the Company redeems all of the outstanding Series C Convertible Preferred Stock prior to such date. The Company believes that it will not be able to redeem the Series C Convertible Preferred Stock by April 15, 1999 and there can be no assurance that the Company will be able to extend such date. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 Warrants and January 1998 Warrants.

    On June 18, 1998 and November 19, 1998, respectively, 2,500 shares and 600 shares of Series C Preferred Stock were converted into 373,220 and 340,347 shares of Common Stock, respectively. Accordingly, as of December 31, 1998, 14,900 shares of the Company's Series C Preferred Stock were issued and outstanding.

    In addition to matters discussed above, the Company is subject to litigation that may require additional future cash outlays. See "ITEM 3: LITIGATION"

FINANCIAL RESOURCES

    Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of December 31, 1998, the Company's debt, including capitalized lease obligations, totaled $128,031,000, of which $20,374,000 comes due during 1999. Of this $20,374,000 amount, $4,968,000 has been retired via cash payments through February 28, 1999; principally as a result of these scheduled 1999 debt and capital lease retirements, cash available to Medical Resources, Inc. for general corporate use declined from $13,479,000 as of December 31, 1998 to $8,080,000 as of February 28, 1999 (both balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to Medical Resources, Inc. for general corporate purposes). However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's remaining 1999 short term debt which is attributable to non-wholly owned affiliates.

    Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to ongoing cost reduction initiatives and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects 1999 cash flows from operations to improve from the level achieved in 1998. Based on these factors, management believes that existing available cash balances, plus expected 1999 cash flows from operations, will be adequate to fund the Company's 1999 cash requirements.

    In March 1999, the Company announced that it had retained the investment banking firm of BT Alex. Brown to act as its financial advisor and to assist it in exploring strategic alternatives aimed at strengthening the Company and its financial resources.

COMMON STOCK

    In July 1998, the Company's shareholders approved a reverse stock split of the Company's outstanding shares of Common Stock. As a result of the reverse stock split, each three outstanding shares of Common Stock were automatically converted into one share of new Common Stock. The share data included herein have been adjusted to reflect the impact of the reverse stock split.

    On October 13, 1998, the Company was notified by NASDAQ that its continued listing on NASDAQ's National Market System was being reviewed due to the Company's failure to meet the $5.00 minimum bid price requirement. On March 19, 1999, the Company appeared at a hearing before the NASDAQ Qualifications Hearing Panel and requested that its stock listing be moved from the NASDAQ National Market System to the NASDAQ SmallCap Market. As of this writing, the NASDAQ Qualification Hearing Panel has not yet made its determination. In the meantime, the Company's listing will remain on the NASDAQ National Market System. No assurance can be given that the Company will be successful in maintaining its listing on the National Market System or in moving its listing to the NASDAQ SmallCap Market.

SEASONALITY AND INFLATION

    The Company believes that its business is only moderately affected by seasonality. The third quarter is typically the slowest quarter of the year because the months of July and August are the principal vacation months of the year. The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Notwithstanding the foregoing, general inflation trends and continuing reimbursement rate pressures in the future may cause the Company not to be able to raise prices for its diagnostic imaging procedures by an amount sufficient to offset the negative effects of increasing costs. While the Company has responded to these concerns in the past by increasing the volume of its business, there can be no assurance that the Company will be able to increase its volume of business in the future. These trends, if continued over time, could have a material adverse effect on the financial results of the Company.

IMPACT OF YEAR 2000 ON COMPANY'S COMPUTER SOFTWARE

    The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well on the businesses of its customers, supplier and business partners. The "Year 2000 Problem" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominately from the fact that certain computer hardware and many software programs historically recorded a date's "year" in a two-digit format (i.e., "98" for 1998) and therefore may recognize the year "00" as 1900 instead of the Year 2000. The Year 2000 Problem creates potential risks for the Company, including the inability to recognize or properly treat dates occurring on or after January 1, 2000, which may result in computer system failures or miscalculations of critical financial or operational information as well as failures of equipment controlling date-sensitive microprocessors influencing patient care.

    In addition to internal systems, the Company relies heavily on third parties in operating its business. Such third parties include (1) vendors who supply software, hardware and other equipment to the Company, (2) fiscal intermediaries that process claims and payments on behalf of the various payors, (2) insurance companies, HMO's and other private payors, (3) utilities which provide electricity, water, natural gas and telephone services and (4) vendors of medical supplies and pharmaceuticals used in patient care.

    The Company began formulating a plan in 1998 to address the Year 2000 Problem and to ensure that all relevant systems had been subject to a full Year 2000 review and, if necessary, remediation, replacement or upgrade. Under the plan, the Company has focused on (i) internal financial, operational and medical software and equipment and (ii) the Year 2000 compliance of all third party suppliers and fiscal intermediaries doing business with the Company. In connection with its Year 2000 compliance activities, the Company has contacted all outside vendors and intermediaries with which the Company has material relationships and engaged in discussions which will continue throughout 1999 in furtherance of the Company's stated goal of minimizing any adverse impact related to the Year 2000 Problem.

    The Company has completed its assessment of all material financial and billing computer systems. In connection with this review, the Company completed the upgrade of its financial accounting systems to Year 2000 compliant systems in January 1999. This system is currently being tested to verify Year 2000 compliance, and such testing should be completed during April, 1999. The Company's ICIS billing and collection system will be upgraded to full Year 2000 compliance in April 1999, and is expected to be fully installed and tested by September 1999. The costs and expenses incurred or expected to be incurred relating to Year 2000 compliance for these systems is currently not expected to be material. Software sold by the Company's wholly-owned subsidiary, Dalcon Technologies, Inc. is expected to be fully Year 2000 compliant by April 1999 and fully installed and tested at all 300 customer sites supported by Dalcon by September 1999. Computer equipment at Dalcon Technologies, Inc. has been inventoried and testing is underway for Year 2000 compliance. This testing is expected to be completed by June 1999.

    The Company is in the process of completing its review of all diagnostic imaging equipment in operation at the Company's centers. Each piece of diagnostic equipment in operation has computer systems and applications, and in many cases, embedded computer processors. The Company is in communication with all of the manufacturers of such equipment and believes that a majority of the equipment is either currently Year 2000 compliant or can be upgraded (either through software modifications or hardware replacement) to become Year 2000 compliant. The Company expects to complete its review of all diagnostic imaging equipment no later than June 1999, and expects all necessary upgrades or other remediation to be completed no later than September 1999. In the event that certain diagnostic imaging equipment is not Year 2000 compliant and no upgrade or remediation is available, the Company expects to provide for the replacement of such equipment prior to November 1999.

    With regard to third parties, the Company has initiated a program to determine whether the computer applications of its significant payors and suppliers will be upgraded in a timely manner. Compliance letters have been sent to all such payors and suppliers, and follow up will continue throughout 1999. A significant portion of the Company's revenues are derived from the Medicare program, which is administered by the Health Care Financing Administration
(HCFA). HCFA employs more than 60 carriers and intermediaries to process Medicare fee-for-service claims throughout the nation. There are several hundred different computer systems involved in the everyday work of HCFA, its carriers and intermediaries.

    HCFA has announced the establishment of March 30, 1999 as its target date to complete testing of its mission critical systems and, at that time, will certify to the Secretary of Health and Human Services that its mission critical systems will be Year 2000 compliant. There can be no assurance that HCFA will meet that timetable or that it will have its mission critical systems, which most directly affect the Company, Year 2000 compliant in time to prevent disruptions to the Medicare payments received by the Company. Moreover, HCFA has announced the delayed implementation of certain new regulations as well as the possible postponement of scheduled rate increases while its resources are redirected towards Year 2000 compliance. While certain members of Congress have taken strong exception to HCFA's announcement to delay rate increases, it is possible that rate increases, which were scheduled to take effect on October 1, 1999, could be delayed until after December 31, 1999.

    The Company estimates that costs and expenses associated with completing its outlined Year 2000 compliance plan will range from $500,000 to $900,000. The Company presently believes that it will substantially complete its internal Year 2000 compliance program prior to January 1, 2000, and that there should be no material adverse impact at such time related to Year 2000 Problems associated with the Company's systems or software. Based on communications with its vendors and suppliers, the Company also believes that each third party or intermediary with whom the Company has a material relationship is currently Year 2000 compliant or scheduled to be Year 2000 compliant by January 1, 2000.

    Despite the Company's best efforts, there can be no assurance that (i) the Company's assessments regarding the Year 2000 Problem are correct; (ii) the Company will be able to successfully complete its Year 2000 review and implement such upgrades and/or remediation as is necessary or (iii) third parties or suppliers with whom the Company does business will avoid Year 2000 Problems which might adversely affect the Company's business or operations. While the Company is developing contingency plans to address such failures or unexpected problems (such plans to include identification of alternative suppliers or intermediaries), there can be no assurance that such contingency plans will be adequate to resolve these problems.

    The Year 2000 Problem involves substantial risk to the Company. The Company believes today that the likely worst case scenario regarding the Year 2000 Problem will involve (1) malfunctions in clinical computer software and hardware at certain of the imaging centers operated and/or managed by the Company, (2) malfunctions in biomedical equipment at certain of the imaging centers operated and/or managed by the Company, (3) temporary disruptions in delivery of medical supplies and utility services to certain of the imaging centers operated and/or managed by the Company and (4) temporary disruptions in payments, especially payments from Medicare and other government programs. The Company expects such events, should they occur in whole or in part, will result in increased expense as the affected facilities refer tests and other procedures to other parties, access alternative suppliers and increase staffing to assure adequate patient care. These events may also cause lost revenue for procedures which certain of the imaging centers operated and/or managed by the Company are unable to perform.

    The foregoing assessment is based on information currently available to the Company. The Company will revise its assessment as it implements its Year 2000 compliance plan. The Company can provide no assurances that applications and equipment believed to be Year 2000 compliant will not experience difficulties or the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties, on which it relies to resolve Year 2000 issues, could have a material adverse effect on the Company's results of operations and its ability to provide health care services as described more fully herein.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", requires a public entity to report financial and descriptive information about its reportable operating segments. The Company believes that due to the immaterial size of their radiology industry information systems business, this accounting pronouncement will not require additional disclosure.

    Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", requires an entity to expense costs incurred in conjunction with start-up activities, for fiscalyears beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's financial position, cash flow or results of operations.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to effectively integrate the operations and information systems of businesses acquired in 1997; the ability of the Company to generate net positive cash flows from operations; the payment timing and ultimate collectibility of accounts receivable (including purchased accounts receivable) from different payor groups (including Personal Injury type); the economic impact of involuntary share repurchases and other payments (including price protection payments and penalty payments) caused by the delay in the effectiveness of the Company's Registration Statement and by the decline in the Company's share price; the potential dilution that would result from the conversion of the Company's Series C Convertible Preferred Stock into common shares at current share prices; the impact of a changing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the ability of the Company to meet all of the conditions precedent to final settlement of the class action litigation against the Company and certain of its Directors pursuant to the settlement agreement-in-principle entered into December 1998; the ultimate economic impact of former management lawsuits against the Company and certain of its Directors; the availability of debt and/or equity capital, on reasonable terms, to finance operations as needed and to finance growth; the availability of lease financing, in general and on reasonable terms, for the replacement or upgrade of the Company's diagnostic equipment as required to remain competitive; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On December 4, 1997, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") resigned as auditor of the Company.

    In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1996 and in the subsequent interim period (the "Reporting Period"), there were no matters of disagreement with PricewaterhouseCoopers on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference thereto in their report. During the Reporting Period, PricewaterhouseCoopers' report on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

    On December 8, 1997, the Company engaged Ernst & Young, LLP ("Ernst & Young") to audit the financial statements of the Company. Ernst & Young had previously served as the Company's independent auditors for the fiscal years ended December 31, 1994 and 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Items 10, 11, 12 and 13 have been omitted from this report inasmuch as the Company intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company.

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

    (i) Reports of Independent Auditors.

    (ii) Consolidated Balance Sheets as of December 31, 1998 and 1997.

   (iii) Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

    (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

    (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

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

    (b) Reports on Form 8-K

    On January 22, 1999, the Company filed a Current Report of Form 8-K reporting (i) the agreement in principle to settle the class action litigation pending against the Company and (ii) the grant of a hearing before the Nasdaq Qualifications Hearing Panel relating to the Company's request to move its stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market.

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

     10.3  Waiver and Amendment Agreement, dated September 23, 1998, between the Company and the
           Senior Note Purchasers listed therein. ***********

     10.4  Second Waiver and Amendment, dated as of March 15, 1999, between the Company and the
           Senior Note Purchasers listed therein.#

     10.5  Securities Purchase Agreement, dated as of July 21, 1997, between the Company and RGC
           International Investors, LDC.**

     10.6  Registration Rights Agreement, dated as of July 21, 1997, between the Company and RGC
           International Investors, LDC.**

     10.7  $15,000,000 Promissory Note, dated December 29, 1997, payable to DVI Financial
           Services Inc. together with Warrant, dated 1997 to purchase 100,000 shares of Common
           Stock*********

     10.8  1992 Stock Option Plan.*

     10.9  1995 Stock Option Plan of the Company.******

    10.10  1996 Stock Option Plan of the Company.*******

    10.11  1996 Stock Option Plan B of the Company. *******

    10.12  1998 Stock Option Plan. **********

    10.13  1998 Non-Employee Director Stock Option Plan. **********

    10.14  Warrant, dated December 30, 1997, to purchase 817,000 shares of Common Stock issued to RGC International, LDC. *********

    10.15  Employment Agreement, dated January 30, 1998, between the Company and Duane C.
           Montopoli. *********

    10.16  Employment Agreement, dated March 23, 1998, between the Company and Geoffrey A.
           Whynot. *********

    10.17  Employment Agreement, dated April 6, 1998, between the Company and Christopher J.
           Joyce. *********

     16    Letter re: Change in Certifying Accountants.********

     21.1  List of Subsidiaries.#

     23.1  Consent of Independent Auditors--Ernst & Young LLP.#

     23.2  Consent of Independent Accountants--PricewaterhouseCoopers LLP.#

     27.1  Financial Data Schedule.#

------------------------

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

   *********  Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  **********  Incorporated herein by reference from the Company's Registration Statement on
              Form S-1 (File No. 333-24865).

 ***********  Incorporated by reference from the Companys Quarterly Report on Form 10-Q for the nine months ended September 30, 1998.

           #  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                MEDICAL RESOURCES, INC.

                                By:            /s/ DUANE C. MONTOPOLI
                                     -----------------------------------------
                                                 Duane C. Montopoli
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dated: March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 1999.

          SIGNATURE              CAPACITY IN WHICH SIGNED
------------------------------  ---------------------------

                                Chairman of the Board of
------------------------------    Directors
     D. Gordon Strickland

     /s/ GARY N. SIEGLER        Director
------------------------------
       Gary N. Siegler

       /s/ GARY FUHRMAN         Director
------------------------------
         Gary Fuhrman

      /s/ JOHN JOSEPHSON        Director
------------------------------
        John Josephson

    /s/ SALLY W. CRAWFORD       Director
------------------------------
      Sally W. Crawford

      /s/ PETER B. DAVIS        Director
------------------------------
        Peter B. Davis

                                President and Chief
    /s/ DUANE C. MONTOPOLI        Executive Officer
------------------------------    (Principal Executive
      Duane C. Montopoli          Officer)

    /s/ GEOFFREY A. WHYNOT      Chief Financial Officer
------------------------------    (Principal Financial/
      Geoffrey A. Whynot          Accounting Officer)

                            MEDICAL RESOURCES, INC.
                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Medical Resources, Inc.

    We have audited the accompanying consolidated balance sheets of Medical Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a) for the years then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources, Inc. and Subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for 1998 and 1997.

                                          /s/ Ernst & Young LLP

Hackensack, New Jersey
March 15, 1999

                            MEDICAL RESOURCES, INC.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Medical Resources, Inc.

    We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows, and the financial statement schedule of Medical Resources, Inc. and Subsidiaries (the "Company") listed in the index on page F-1 for the year ended December 31, 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Medical Resources, Inc. and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ Coopers & Lybrand L.L.P.

Florham Park, New Jersey
March 28, 1997

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 1998       1997
                                                                                               ---------  ---------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents..................................................................  $  20,997  $  23,198
  Restricted cash............................................................................      1,182        600
  Accounts receivable, net...................................................................     54,451     65,887
  Other receivables..........................................................................      8,140      5,430
  Prepaid expenses...........................................................................      3,819      7,027
  Income taxes recoverable...................................................................      2,322      6,504
  Deferred tax assets, net...................................................................         --      2,492
                                                                                               ---------  ---------
    Total current assets.....................................................................     90,911    111,138
Property and equipment, net..................................................................     50,791     64,343
Goodwill and other intangible assets, net....................................................    141,079    156,460
Other assets.................................................................................      3,133      4,662
Deferred tax assets, net.....................................................................         --      2,353
                                                                                               ---------  ---------
    Total assets.............................................................................  $ 285,914  $ 338,956
                                                                                               ---------  ---------
                                                                                               ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term notes and mortgages payable, classified as current...............................  $      --  $  81,206
  Capital lease obligations, classified as current...........................................         --      9,555
  Current portion of notes and mortgages payable.............................................     11,019     13,313
  Current portion of capital lease obligations...............................................      9,355     10,311
  Borrowings under line of credit............................................................         --      3,744
  Accounts payable...........................................................................     10,946     13,141
  Accrued expenses and other current liabilities.............................................     23,356     26,308
  Common stock subject to redemption.........................................................         --      9,734
  Accrued shareholder settlement cost........................................................      5,250      2,000
                                                                                               ---------  ---------
    Total current liabilities................................................................     59,926    169,312
Notes and mortgages payable, less current portion............................................     92,556     21,539
Obligations under capital leases, less current portion.......................................     15,101     16,361
Other long term liabilities..................................................................      1,061        178
                                                                                               ---------  ---------
    Total liabilities........................................................................    168,644    207,390
Minority interest............................................................................      5,047      4,662
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares, 9,336 issued and outstanding at
    December 31, 1998 and 7,296 issued and outstanding at December 31, 1997..................         93         73
  Series C Convertible Preferred Stock, $1,000 per share stated value; 15 shares issued and outstanding at December 31, 1998 and 18 shares issued and outstanding at December 31,
    1997 (liquidation preference of 3% per annum)............................................     15,547     18,242
  Additional paid-in capital.................................................................    146,165    138,810
  Accumulated deficit........................................................................    (49,582)   (30,221)
                                                                                               ---------  ---------
    Total stockholders' equity...............................................................    112,223    126,904
                                                                                               ---------  ---------
    Total liabilities and stockholders' equity...............................................  $ 285,914  $ 338,956
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Net service revenues...........................................................  $  179,056  $  144,412  $  64,762
Cost of operations:
  Cost of services.............................................................     115,025      87,676     34,675
  Provision for doubtful accounts..............................................      16,459      20,364      4,705
  Equipment leases.............................................................       6,519       2,320        151
  Depreciation and amortization................................................      24,550      18,733      6,964
                                                                                 ----------  ----------  ---------
    Total cost of operations...................................................     162,553     129,093     46,495
                                                                                 ----------  ----------  ---------
  Gross profit.................................................................      16,503      15,319     18,267
Corporate general and administrative...........................................      11,507      11,395      4,567
Stock-option based compensation................................................         380       2,536         --
Loss on impairment of goodwill and other long lived assets.....................          --      12,962         --
Other unusual charges..........................................................      14,970       9,723         --
                                                                                 ----------  ----------  ---------
    Operating income (loss)....................................................     (10,354)    (21,297)    13,700
Interest expense, net..........................................................      13,652       8,814      2,834
                                                                                 ----------  ----------  ---------
    Income (loss) from continuing operations before minority interest and
      income taxes.............................................................     (24,006)    (30,111)    10,866
Minority interest..............................................................         413         636        308
                                                                                 ----------  ----------  ---------
    Income (loss) from continuing operations before income taxes...............     (24,419)    (30,747)    10,558
Provision for income taxes.....................................................         653       1,221      3,575
                                                                                 ----------  ----------  ---------
    Income (loss) from continuing operations...................................     (25,072)    (31,968)     6,983
Discontinued operations, net of tax:
  Income from discontinued operations (net of income tax provision of $117,
    $1,079 and $587, respectively).............................................       1,806         729        271
  Gain on sale of discontinued operations, net of income tax provision of
    $250.......................................................................       3,905          --         --
                                                                                 ----------  ----------  ---------
  Income from discontinued operations..........................................       5,711         729        271
                                                                                 ----------  ----------  ---------
    Net income (loss)..........................................................     (19,361)    (31,239)     7,254
Charges related to restricted common stock and convertible preferred stock.....        (496)     (1,938)        --
                                                                                 ----------  ----------  ---------
    Net income (loss) applicable to common stockholders........................  $  (19,857) $  (33,177) $   7,254
                                                                                 ----------  ----------  ---------
Income (loss) per common share applicable to common stockholders:
  Basic--
  Net income (loss) per share before discontinued operations...................  $    (3.23) $    (4.96) $    1.86
  Discontinued operations......................................................         .72         .11        .07
                                                                                 ----------  ----------  ---------
    Net income (loss) per share................................................  $    (2.51) $    (4.85) $    1.93
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
  Diluted--
  Net income (loss) per share before discontinued operations...................  $    (3.23) $    (4.96) $    1.72
  Discontinued operations......................................................         .72         .11        .06
                                                                                 ----------  ----------  ---------
    Net income (loss) per share................................................  $    (2.51) $    (4.85) $    1.78
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................................  $ (19,361) $ (31,239) $   7,254
                                                                                       ---------  ---------  ---------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization......................................................     24,550     19,334      7,466
  Provision for uncollectible accounts receivable....................................     16,459     20,656      4,784
  Deferred income tax provision......................................................      4,845       (836)      (841)
  Stock-option based compensation expense............................................        380      2,536         --
  Expense incurred in connection with warrants and notes issued to preferred
    stockholders.....................................................................      3,644      2,051         --
  Write-off of goodwill and other long lived assets..................................      1,562     12,962         --
  Gain on sale of discontinued business..............................................     (3,905)        --         --
  Other, net.........................................................................        385        112         94
Changes in operating assets and liabilities:
  Accounts receivable................................................................    (20,219)   (30,270)   (14,386)
  Other receivables..................................................................     (1,210)    (2,219)    (1,814)
  Prepaid expenses...................................................................      2,690     (2,403)    (1,502)
  Income taxes recoverable or payable................................................      4,182     (7,568)     2,186
  Other assets.......................................................................      1,413     (3,253)    (1,495)
  Accounts payable and accrued expenses..............................................     (2,073)    16,560      2,081
  Other liabilities..................................................................        883     (1,745)    (2,377)
                                                                                       ---------  ---------  ---------
    Total adjustments................................................................     33,586     25,917     (5,804)
                                                                                       ---------  ---------  ---------
    Net cash provided by (used in) operating activities..............................     14,225     (5,322)     1,450
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued business..........................................     28,814         --         --
Contingent consideration related to prior year acquisitions..........................     (2,900)        --         --
Purchase of property and equipment...................................................     (3,304)    (5,429)    (1,070)
Acquisition of diagnostic imaging centers, net of cash acquired......................         --    (57,883)    (6,411)
Acquisition of temporary staffing offices, net of cash acquired......................         --        176     (2,314)
Acquisition of Dalcon Technologies, Inc., net of cash acquired.......................         --       (615)        --
Investment in diagnostic imaging center joint venture................................         --     (1,000)        --
Costs associated with refinancing of assets under capital leases.....................         --     (1,461)        --
Sale (purchase) of short-term investments, net.......................................         --      6,109     (1,637)
Increase in restricted cash and short-term invetments................................         --         --     (5,100)
Other, net...........................................................................       (258)        --       (171)
                                                                                       ---------  ---------  ---------
    Net cash provided by (used in) investing activities..............................     22,352    (60,103)   (16,703)
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of debt in connection with sale of discontinued business..................    (13,786)        --         --
Proceeds from Senior Notes, net of issuance costs....................................         --     76,523         --
Proceeds from issuance of preferred stock, net.......................................         --     16,965         --
Proceeds from sale/leaseback transactions............................................         --      9,866         --
Proceeds from borrowings under notes payable and line of credit......................      6,847     11,594      1,229
Proceeds from Common Stock offering..................................................         --         --     25,164
Proceeds from exercise of options and warrants.......................................         --      2,696      2,020
Note and capital lease repayments in connection with acquisitions....................         --    (13,799)        --
Note and capital lease repayments in connection with Senior Notes transaction........         --    (13,764)        --
Note and capital lease repayments in connection with sale/leaseback transactions.....         --     (4,822)        --
Principal payments under capital lease obligations...................................    (11,771)    (6,651)    (4,805)
Principal payments on notes and mortgages payable....................................    (11,188)    (5,312)    (2,968)
Proceeds from (redemption of) convertible debentures.................................         --        (19)     6,533
Repurchase of Common Stock subject to redemption.....................................     (8,621)        --         --
Other, net...........................................................................       (259)        --        (64)
                                                                                       ---------  ---------  ---------
    Net cash provided by (used in) financing activities..............................    (38,778)    73,277     27,109
                                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................................     (2,201)     7,852     11,856
Cash and cash equivalents at beginning of year.......................................     23,198     15,346      3,935
Reclassification of prior year restricted cash.......................................         --         --       (445)
                                                                                       ---------  ---------  ---------
Cash and cash equivalents at end of year.............................................  $  20,997  $  23,198  $  15,346
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the year for--
  Income taxes, net....................................................................  $  (7,948) $  11,091  $   3,440
  Interest.............................................................................     15,138      7,201      2,639

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations and notes payable incurred for diagnostic imaging and
  computer equipment...................................................................         --     13,654      2,469
Capital lease obligations assumed in connection with acquisitions......................         --     26,612      6,749
Notes payable obligations assumed in connection with acquisitions......................         --     36,505     13,850
Conversion of subordinated debentures to Common Stock, net of issuance costs...........         --      6,636      5,735
Issuance of Common Stock in connection with acquisitions...............................         --     17,281     47,938
Accrual of Common Stock subject to redemption..........................................     (1,114)     9,734         --
Issuance of warrants in connection with acquisitions...................................         --      3,853        975
Issuance of warrants and notes payable to convertible preferred stockholders...........      3,644      2,051         --
Issuance of notes payable in connection with acquisitions..............................      1,200      4,250      1,848
Conversion of preferred stock..........................................................      3,191         --         --
Conversion of notes payable............................................................      1,750         --         --
Issuance of warrants to Senior Note holders............................................        503         --         --

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                              COMMON                  ADDITIONAL    RETAINED
                                                                COMMON       STOCK TO     PREFERRED     PAID-IN     EARNINGS
                                                    TOTAL        STOCK       BE ISSUED      STOCK       CAPITAL     (DEFICIT)
                                                  ---------  -------------  -----------  -----------  -----------  -----------
Balance at January 1, 1996......................  $  16,967    $      26     $   1,721    $      --    $  20,886    $  (4,298)

Net income......................................      7,254                                                             7,254
Unrealized appreciation on investment...........         26
                                                  ---------
Total comprehensive income......................      7,280
Issuance of Common Stock related to acquisition
  of diagnostic imaging centers.................     47,938           19                                  47,919
Warrants issued related to acquisition of
  diagnostic imaging centers....................        975                                                  975
Net proceeds from public offering of 1,226,667
  shares of Common Stock........................     25,944           12                                  25,932
Public offering issuance costs..................       (780)                                                (780)
Conversion of subordinated debentures into
  Common Stock..................................      5,735            4                                   5,731
Exercise of stock options.......................      2,022            1                                   2,021
Tax benefit from exercise of stock options......        368                                                  368
Purchase of treasury shares.....................        (65)
                                                  ---------          ---    -----------  -----------  -----------  -----------
Balance at December 31, 1996....................    106,384           62         1,721           --      103,052        2,956

Net loss........................................    (31,239)                                                          (31,239)
Unrealized appreciation on investment...........        (26)
                                                  ---------
Total comprehensive loss........................    (31,265)
Issuance of Common Stock related to acquisition
  of diagnostic imaging centers.................     10,673            4        (1,721)                   10,957
Issuance of Common Stock related to acquisition
  of staffing offices...........................      2,000           --                                   2,000
Issuance of Common Stock related to acquisition
  of Dalcon Technologies........................      1,934           --                                   1,934
Warrants issued related to acquisition of
  diagnostic imaging centers....................      3,853                                                3,853
Warrants issued in connection with preferred
  stock.........................................      2,051                                                2,051
Warrants issued in connection with long-term
  borrowings....................................        337                                                  337
Conversion of debentures........................      6,635            5                                   6,630
Exercise of stock options and warrants..........      2,696            1                                   2,695
Stock-option based compensation expense.........      2,536                                                2,536
Tax benefit from exercise of stock options......      1,000                                                1,000
Common Stock issued in connection with
  acquisition earnout...........................      2,676            1                                   2,675
Issuance of Convertible Preferred Stock.........     16,965                                  18,000       (1,035)
Accretion of Convertible Preferred Stock........         --                                     242                      (242)
Increase in price protection related to certain
  restricted Common Stock.......................     (1,696)                                                           (1,696)
Other, net......................................        125                                                  125
                                                  ---------          ---    -----------  -----------  -----------  -----------
Balance at December 31, 1997....................    126,904           73            --       18,242      138,810      (30,221)

Net loss........................................    (19,361)                                                          (19,361)
Warrants issued in connection with preferred
  stock.........................................      1,194                                                1,194
Conversion of preferred stock...................         --            7                     (3,191)       3,184
Conversion of promissory note...................      1,750            7                                   1,743
Termination of common stock repurchase rights...      1,114                                                1,114
Exercise of stock options and warrants..........        129                                                  129
Stock-option based compensation expense.........        374                                                  374
Accretion of Convertible Preferred Stock........         --                                     496         (496)
Other, net......................................        119            6                                     113
                                                  ---------          ---    -----------  -----------  -----------  -----------
Balance at December 31, 1998....................  $ 112,223    $      93     $      --    $  15,547    $ 146,165    $ (49,582)
                                                  ---------          ---    -----------  -----------  -----------  -----------
                                                  ---------          ---    -----------  -----------  -----------  -----------

                                                   TREASURY
                                                    SHARES
                                                    AT COST
                                                  -----------
Balance at January 1, 1996......................   $  (1,368)
Net income......................................
Unrealized appreciation on investment...........

Total comprehensive income......................
Issuance of Common Stock related to acquisition
  of diagnostic imaging centers.................
Warrants issued related to acquisition of
  diagnostic imaging centers....................
Net proceeds from public offering of 1,226,667
  shares of Common Stock........................
Public offering issuance costs..................
Conversion of subordinated debentures into
  Common Stock..................................
Exercise of stock options.......................
Tax benefit from exercise of stock options......
Purchase of treasury shares.....................         (65)
                                                  -----------
Balance at December 31, 1996....................      (1,433)
Net loss........................................
Unrealized appreciation on investment...........

Total comprehensive loss........................
Issuance of Common Stock related to acquisition
  of diagnostic imaging centers.................       1,433
Issuance of Common Stock related to acquisition
  of staffing offices...........................
Issuance of Common Stock related to acquisition
  of Dalcon Technologies........................
Warrants issued related to acquisition of
  diagnostic imaging centers....................
Warrants issued in connection with preferred
  stock.........................................
Warrants issued in connection with long-term
  borrowings....................................
Conversion of debentures........................
Exercise of stock options and warrants..........
Stock-option based compensation expense.........
Tax benefit from exercise of stock options......
Common Stock issued in connection with
  acquisition earnout...........................
Issuance of Convertible Preferred Stock.........
Accretion of Convertible Preferred Stock........
Increase in price protection related to certain
  restricted Common Stock.......................
Other, net......................................
                                                  -----------
Balance at December 31, 1997....................          --
Net loss........................................
Warrants issued in connection with preferred
  stock.........................................
Conversion of preferred stock...................
Conversion of promissory note...................
Termination of common stock repurchase rights...
Exercise of stock options and warrants..........
Stock-option based compensation expense.........
Accretion of Convertible Preferred Stock........
Other, net......................................
                                                  -----------
Balance at December 31, 1998....................   $      --
                                                  -----------
                                                  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    GENERAL

    Medical Resources, Inc., (herein referred to as "MRII" and collectively with its subsidiaries, affiliated partnerships and joint ventures, referred to herein as the "Company") specializes in the operation and management of diagnostic imaging centers. The Company operates and manages primarily fixed-site, free-standing outpatient diagnostic imaging centers (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company also develops and sells radiology industry information systems through its subsidiary, Dalcon Technologies, Inc.

    Through the Per Diem and Travel Nursing Divisions of its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources Inc. ("StarMed"), the Company provided temporary healthcare staffing of registered nurses and other medical personnel to acute and sub-acute care facilities nationwide. On August 18, 1998, the Company sold 100% of its stockholdings in StarMed to RehabCare Group, Inc. (the "StarMed Sale"). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations. See Note 14 of Notes to Consolidated Financial Statements.

    During July 1998, the Company's shareholders approved a reverse stock split of the Company's outstanding shares of Common Stock. As a result of the reverse stock split, each three outstanding shares of Common Stock were automatically converted into one share of new Common Stock. The share data included herein have been adjusted to reflect the impact of the reverse stock split.

    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of MRII, its wholly-owned subsidiaries, majority-owned joint ventures and limited partnerships in which the Company is a general partner. All material intercompany balances and transactions have been eliminated in consolidation. As general partner, the Company is subject to all the liabilities of a general partner and is entitled to share in partnership profits, losses and distributable cash as provided in the partnership agreements. The limited partnership interests are shown in the accompanying financial statements as minority interest. Under certain of the partnerships, the Company also is paid a monthly management fee based on patient cash collections and/or patient volume under management agreements. Partnership losses allocable to limited partners in excess of their respective capital accounts are charged to the Company as general partner. Future income related to such partnerships will be allocated to the Company as general partner until such time as the Company has recovered the excess losses. Certain of the limited partnership agreements require limited partners to make cash contributions in the event their respective capital accounts are reduced below zero due to partnership operating losses. The Company has not reflected this potential recovery from the limited partners due to uncertainty regarding the ultimate receipt of the cash contributions.

    REVENUE RECOGNITION

    At each of the Company's diagnostic imaging centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician(s)"), generally consisting of radiologists with whom the Company has entered into facility service or independent contractor agreements. Pursuant to such agreements, the Company agrees to provide equipment, premises, comprehensive management and administration, (typically including billing and collection of receivables) and technical imaging services, to the Interpreting Physician(s).

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Net service revenues are reported, when earned, at their estimated net realizable amounts from third party payors, patients, and others for services rendered at contractually established billing rates which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net service revenues at the time services are rendered. Subject to the foregoing and various state and Federal regulations, imaging centers operated or managed by the Company recognize revenue under one of the following three types of agreements with Interpreting Physician(s):

        TYPE I--Pursuant to facility service agreements with Interpreting Physician(s) or Physician Group the Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician(s) or Physician Group proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount.

        TYPE II--The Company bills patients and third party payors directly for services provided and pays the Interpreting Physician(s) either (i) a fixed percentage of fees collected for services performed at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physician(s) fee as an expense on the Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for such amounts.

        TYPE III--Pursuant to a facility service agreement, the Company receives, from an affiliated physician association, a fee for the use of the premises, a fee per procedure for acting as billing and collection agent, and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physician(s). The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from third party payors and patients less facility lease expense and Interpreting Physician(s) fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables are reduced by an estimate of patient and third party payor contractual allowances and by a provision for estimated uncollectible amounts.

    Revenues derived from Medicare and Medicaid are subject to audit by such agencies. The Company is not aware of any pending audits.

    The Company also recognizes revenue from the licensing and/or sale of software and hardware comprising radiology information systems which the Company has developed. Such revenues are recognized on an accrual basis as earned.

    RECLASSIFICATION

    Certain prior year items have been reclassified to conform to the current year presentation.

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual allowances, the provision for doubtful accounts receivable, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from management's estimates.

    CASH AND CASH EQUIVALENTS

    For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. Cash shown on the Consolidated Balance Sheets include cash balances held by non-wholly owned affiliates. Restricted cash consists of amounts held pursuant to expected distributions to limited partners and related to the terms of letters of credit.

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

    GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of purchase price of businesses over the fair value of assets acquired is recorded as goodwill and is amortized on a straight line basis generally over twenty years. Other intangible assets consist of covenants not to compete, value of managed care contracts, organizational costs and deferred financing costs related to acquired businesses and are amortized on a straight line basis over their

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) respective initial estimated lives of three to ten years. Gross intangible assets and related accumulated amortization are as follows (in thousands):

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Goodwill and other intangibles, net
  Goodwill................................................................................  $  149,967  $  157,362
  Other intangibles.......................................................................      10,141  $    9,484
  Less accumulated amortization...........................................................     (19,029)    (10,386)
                                                                                            ----------  ----------
        Net...............................................................................  $  141,079  $  156,460
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Amortization expense from continuing operations for goodwill was $7,788,000, $5,626,000 and $1,039,000 in 1998, 1997 and 1996, respectively. Amortization expense for other intangibles was $1,122,000, $1,151,000 and $506,000 in 1998, 1997 and 1996, respectively.

    The Company periodically reviews goodwill to assess recoverability based upon expectations of undiscounted cash flows and operating income of each entity having a material goodwill balance. An impairment would be recognized in operating results, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the related costs in excess of net assets acquired. The amount of the impairment would be measured by comparing the carrying value of intangible and other long-lived assets to their fair values. See discussion of impairment loss in Note 2 of the Notes to Consolidated Financial Statements.

    COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures. This standard has no impact on the Company's financial position, cash flows or results of operations since the Company's comprehensive income is the same as its reported net income for 1998.

    EARNINGS PER SHARE

    In accordance with the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", the Company has presented Basic Earnings per Share and Diluted Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of Common Shares outstanding during the period plus the potentially issuable common shares related to outstanding stock options, warrants and convertible debt.

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The computations of basic earnings per share and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands, except per share amounts):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Basic earnings (loss) per share information
--------------------------------------------------------------------------------
Income (loss) from continuing operations........................................  $  (25,072) $  (31,968) $   6,983
Total income from discontinued operations.......................................       5,711         729        271
                                                                                  ----------  ----------  ---------
Net income (loss)...............................................................     (19,361)    (31,239)     7,254
Charges related to restricted Common Stock and convertible preferred stock......        (496)     (1,938)        --
                                                                                  ----------  ----------  ---------
Net income (loss) applicable to common stockholders.............................  $  (19,857) $  (33,177) $   7,254
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Weighted average number of Common Shares........................................       7,910       6,832      3,760
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Net income (loss) per share before discontinued operations......................  $    (3.23) $    (4.96) $    1.86
Discontinued operations.........................................................        0.72        0.11       0.07
                                                                                  ----------  ----------  ---------
Basic earnings (loss) per share.................................................  $    (2.51) $    (4.85) $    1.93
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Diluted earnings (loss) per share information
--------------------------------------------------------------------------------
Income (loss) from continuing operations........................................  $  (25,072) $  (31,968) $   6,983
Total income from discontinued operations.......................................       5,711         729        271
                                                                                  ----------  ----------  ---------
Net income (loss)...............................................................     (19,361)    (31,239)     7,254
Interest savings from conversion of convertible subordinate debentures..........          --          --        405
Charges related to restricted Common Stock and convertible preferred stock......        (496)     (1,938)        --
                                                                                  ----------  ----------  ---------
Net income (loss) applicable to common stockholders after assumed conversions...  $  (19,857) $  (33,177) $   7,659
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Weighted average number of common shares........................................       7,910       6,832      3,760
Incremental shares issuable on exercise of warrants and options.................          --          --        139
Incremental shares issuable on conversion of convertible subordinated
  debentures....................................................................          --          --        404
                                                                                  ----------  ----------  ---------
Weighted average number of diluted Common Shares................................       7,910       6,832      4,303
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Net income (loss) per share before discontinued operations......................      $(3.23)     $(4.96)     $1.72
Discontinued operations.........................................................        0.72        0.11       0.06
                                                                                  ----------  ----------  ---------
Diluted earnings (loss) per share...............................................      $(2.51)     $(4.85)     $1.78
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

    Warrants, options and the Series C Convertible Preferred Stock are not dilutive in 1998 and 1997.

    STOCK OPTIONS

    SFAS No. 123, Accounting for Stock-Based Compensation requires the Company to choose between two different methods of accounting for stock options. The Statement defines a fair-value-based method of

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue using the accounting methods prescribed by APB No. 25 and will disclose the amount of the proforma compensation expense, required to be disclosed under the SFAS No. 123. See disclosure in Note 7 of the Notes to the Consolidated Financial Statements.

    INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 1998, the Company has provided a valuation reserve against its net deferred income tax assets due to uncertainty regarding the ultimate recovery of such deferred income tax assets. See further discussion in Note 8 of the Notes to the Consolidated Financial Statements.

    RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", requires a public entity to report financial and descriptive information about its reportable operating segments. The Company believes that due to the immaterial size of their radiology industry information systems business, this accounting pronouncement does not require additional disclosure.

    Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", requires an entity to expense costs incurred in conjunction with start-up activities, for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's financial position, cash flow or results of operations.

2. UNUSUAL CHARGES AND LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED
ASSETS

    During the year ended December 31, 1998, the Company recorded unusual charges of $14,970,000, consisting of (i) $5,327,000 related to Convertible Preferred Stock penalties associated with the delay in the effectiveness the Company's Registration Statement (which has now become effective), (ii) $4,554,000 associated with the resolution of the shareholder class action lawsuit, (iii) $3,489,000 attributable to center closings, (iv) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (v) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (vi) $337,000 for management termination benefits and related costs.

    The unusual charges attributable to center closings of $3,489,000 are a result of the Company's review of under-performing centers and determination that it would sell or close eight imaging centers during 1998 and early 1999. In most cases, the Company decided to sell or close these centers due to general competitive pressures and because of their close proximity to other imaging centers of the Company which have more advanced imaging equipment. Such charge consists of (i) $1,562,000 for the write-off of fixed

                            MEDICAL RESOURCES, INC.

2. UNUSUAL CHARGES AND LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS (CONTINUED) assets, goodwill and other intangibles and other assets, (ii) $1,086,000 for estimated equipment removal, facility restoration and related costs and (iii) $841,000 for the estimated costs to exit equipment lease and facility lease agreements.

    During the fourth quarter of 1997, the Company recorded a $12,962,000 loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $10,425,000, covenants not to compete of $118,000 and fixed assets of $2,419,000. The write-down of fixed assets primarily relates to imaging equipment. The entire impairment primarily relates to eight of the Company's diagnostic imaging centers that were under-performing. The Company recorded impairment losses for these centers because the sum of the expected future cash flows, determined based on an assumed continuation of operating methods and structures in effect in 1997, does not cover the carrying value of the related long-lived assets.

    During the fourth quarter of 1997, the Company also recorded $9,723,000 of other unusual charges consisting of (i) $3,256,000 for the estimated net costs associated with the resolution of the shareholder and employee lawsuits (see discussion of litigation in Note 9 of the Notes to the Consolidated Financial Statements), (ii) $2,243,000 for higher than normal professional fees, (iii) $2,169,000 ($2,051,000 of which was a non-cash charge related to the issuance of 272,000 warrants) for penalties associated with delays in the registration of the Company's common stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock, (iv) $1,150,000 for the loss on investment related to a potential acquisition not consummated, (v) $469,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and (vi) $436,000 for management termination benefits and related costs. The Company accrues for legal fees as incurred.

3. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net is comprised of the following (in thousands):

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Management fee receivables (net of contractual allowances)
  Due from unaffiliated physicians (Type I revenues)........................................  $  33,810  $  35,540
  Due from affiliated physicians (Type III revenues)........................................      5,436      8,585
Patient and third party payor accounts receivable (Type II revenues)........................     29,230     27,551
                                                                                              ---------  ---------
Diagnostic imaging and Dalcon accounts receivable before allowance for doubtful accounts....     68,476     71,676
Less: Allowance for doubtful accounts.......................................................    (14,025)   (18,445)
                                                                                              ---------  ---------
Diagnostic imaging and Dalcon accounts receivable, net......................................     54,451     53,231
Temporary staffing service accounts receivable, net.........................................         --     12,656
                                                                                              ---------  ---------
        Total Accounts Receivable...........................................................  $  54,451  $  65,887
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Accounts receivable is net of contractual allowances which represent standard fee reductions negotiated with certain third party payors. Contractual allowances amounted to $128,218,000, $93,490,000 and $25,270,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                            MEDICAL RESOURCES, INC.

3. ACCOUNTS RECEIVABLE, NET (CONTINUED)
    The Company's receivables relate to a variety of different structures (see discussion of revenue recognition in Note 1 of the Notes to Consolidated Financial Statements) as well as a variety of payor classes, including third party medical reimbursement organizations, principally insurance companies. Approximately 15% and 24% of the Company's 1998 and 1997 imaging revenues was derived from the delivery of services where the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Personal Injury Type accounts receivable). The Company undertakes certain measures to identify and document the individual's obligation to pay for services rendered regardless of the outcome of the pending litigation. By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its Personal Injury Type accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. For Personal Injury Type accounts receivable, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.

4.  PROPERTY AND EQUIPMENT

    Property and equipment stated at cost are set forth below (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Diagnostic equipment....................................................  $  62,177  $  63,186
Leasehold improvements..................................................     19,591     18,684
Furniture and fixtures..................................................     10,077     10,571
Land and buildings......................................................      5,050      4,987
                                                                          ---------  ---------
                                                                             96,895     97,428
Less: accumulated depreciation and amortization.........................    (46,104)   (33,085)
                                                                          ---------  ---------
                                                                          $  50,791  $  64,343
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation and amortization expense from continuing operations related to property and equipment amounted to $15,640,000, $11,955,000 and $5,419,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                            MEDICAL RESOURCES, INC.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses are comprised of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Accrued professional fees...............................................  $   4,947  $   3,875
Accrued payroll and bonuses.............................................      1,956      4,242
Accrued interest........................................................        552      2,749
Accrued radiologist fees................................................      3,622      3,398
Accrued costs associated with center closings...........................      1,114         --
Other accrued expenses..................................................     11,165     12,044
                                                                          ---------  ---------
                                                                          $  23,356  $  26,308
                                                                          ---------  ---------
                                                                          ---------  ---------

6. DEBT

    Outstanding debt consists of the following (in thousands):

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Senior Notes due 2001 through 2005..........................................................  $  76,000  $  78,000
Notes and mortgages payable in monthly installments through 2010 with a weighted average interest rate of 12.20% and 13.1% at December 31, 1998 and 1997, respectively, secured by
  related assets............................................................................     16,742     25,808
10.25% unsecured promissory note, monthly payments of $171, including interest through
  2002......................................................................................      6,826      8,000
RGC penalty notes...........................................................................      2,135         --
Convertible notes...........................................................................      1,872      4,250
Line of credit..............................................................................         --      3,744
                                                                                              ---------  ---------
    Total...................................................................................    103,575    119,802
    Less: Current portion...................................................................    (11,019)   (17,057)
    Less: Debt classified as current due to financial covenant default......................         --    (81,206)
                                                                                              ---------  ---------
Long-term portion...........................................................................  $  92,556  $  21,539
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    During 1997, the Company borrowed $78,000,000 of Senior Notes (the "Senior Notes") from a group of insurance companies led by the John Hancock Mutual Life Insurance Company ("John Hancock"). The notes are subject to annual sinking fund payments commencing February 2001 and have a final maturity in February 2005. The Senior Notes are guaranteed by substantially all of the Company's diagnostic imaging subsidiaries and collateralized by certain partnership interests owned through subsidiaries by the Company. In addition, the agreement relating to the issuance of the Senior Notes imposes certain affirmative and negative covenants on the Company and its restricted subsidiaries, including restrictions on the payment of dividends. The Company used a portion of the proceeds from the Senior Notes to retire capital lease obligations totaling $8,274,000 and notes payable totaling $5,490,000 as of December 31, 1997. The difference between the amount used to retire capital lease obligations and the carrying value of such obligations was approximately $1,461,000. In connection with the Senior Note transaction, the Company

                            MEDICAL RESOURCES, INC.

6. DEBT (CONTINUED)
paid $337,000 to 712 Advisory Services, Inc., an affiliate (the "712 Advisory") of a member of the Board of Directors, for financial advisory services.

    During 1998, as a result of its net loss for 1997 and the late filing of its 1997 Annual Report on Form 10-K, the Company was in default of certain financial covenants under its $78,000,000 of Senior Notes and certain medical equipment notes, and operating and capital leases of the Company (the "Cross-Default Debt").

    In the event that the Senior Note lenders or the holders of the Cross Default Debt had elected to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have had a material adverse effect on the Company, its operations and its financial condition. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt were shown as current liabilities on the Company's Consolidated Balance Sheet at December 31, 1997.

    On September 23, 1998, the Company signed a waiver and amendment agreement with the Senior Note lenders with respect to covenant defaults and certain covenant modifications pursuant to which the lenders have agreed to waive all existing covenant defaults and to modify the financial covenants applicable over the remaining term of the Senior Notes. In consideration for the waivers and covenant modifications, the Company increased the effective blended interest rate on the Senior Notes from 7.87% to 9.00% and issued to the Senior Note lenders warrants to acquire 375,000 shares of the Company's Common Stock at an exercise price of $7.67 per common share. In addition, the Company repaid $2,000,000 in principal outstanding on the Senior Notes (without premium) and paid a fee to the Senior Note lenders of $500,000. In March 1999, the Senior Note lenders and the Company entered into an agreement to exclude $10,506,000 of the provision for doubtful accounts for 1998 and certain other unusual charges for purposes of calculating the financial covenants. As a result, the Company continues to be in compliance with the financial covenants underlying the Senior Notes.

    As a result of the Company's failure to register the RGC Conversion Shares until October 2, 1998, the Company issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,450,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock.

    In August 1997, as part of the purchase price for the acquisition of the business assets of the Presgar centers, the Company issued up to $3,700,000 in notes convertible into the Company's Common Stock, of which, $1,200,000 in principal amount was contingent upon the non-occurrence of certain events. During 1998 the $1,200,000 additional notes were issued. The notes ($1,872,000 outstanding at December 31, 1998) bear interest at 11% at December 31, 1998 and were retired in January 1999.

    In October 1997, as part of the purchase price of the acquisition of the Ohio centers, the Company issued $1,750,000 in notes convertible into the Company's Common Stock. On October 3, 1998, the notes were converted into 657,277 shares of Common Stock.

    On December 29, 1997, the Company entered into a credit facility with a third party financing corporation (the "Facility") under which during 1998 the Company was advanced $8 million. In consideration for making the Facility available to the Company, the lender received warrants to purchase an aggregate of 17,777 shares of Common Stock at an exercise price of $28.63 per Common Share. As of

                            MEDICAL RESOURCES, INC.

6. DEBT (CONTINUED)
December 31, 1998 and 1997, $6,826,000 and $8,000,000, respectively, remain outstanding under the Facility.

    Aggregate maturities of the Company's Senior Notes and other notes and mortgages payable for years 1999 through 2003 and thereafter are as follows (in thousands):

1999..............................................................  $  11,019
2000..............................................................      7,311
2001..............................................................     21,094
2002..............................................................     17,954
2003..............................................................     15,258
thereafter........................................................     30,939
                                                                    ---------
                                                                    $ 103,575
                                                                    ---------
                                                                    ---------

    During 1997, StarMed obtained a revolving line of credit from a third party financing corporation. The $6,000,000 line had a two year term with an interest rate of prime plus 1.5% and was collateralized by substantially all of StarMed's accounts receivable. At December 31, 1997, $3,744,000 was outstanding under the line. Such facility was retired in connection with the sale of StarMed to RehabCare Group, Inc. on August 18, 1998 (see Note 14 of Notes to Consolidated Financial Statements).

    On February 7, 1996, the Company issued at par $6,533,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures due 2001 (the "1996 Debentures"). The Company called for the redemption of the 1996 Debentures at the conversion price of $18.00 per share on or before March 27, 1997. As of December 31, 1997, all of the 1996 Debentures had been converted. On May 30, 1995, the Company issued at par $4,350,000 aggregate principal amount of 11% Convertible Subordinated Debentures due 2000 (the "1995 Debentures"). The 1995 Debentures automatically converted to Common Stock when, on June 20, 1997 the market price of the Stock exceeded $18.00 per share for a 15 consecutive day period. Under the terms of the merger agreement with NMR, the Company assumed the obligations under NMR's 8% Convertible Subordinated Debentures due 2001 including payment of principal and interest (the "NMR Debentures"). The Company called for redemption of the NMR Debentures at the conversion price of $19.62 per share on or before March 27, 1997. As of December 31, 1997, all of the NMR Debentures had either been redeemed or converted into Common Stock of the Company. During 1997 and 1996, debentures of $6,988,000 and $5,735,000, respectively, were converted into Common Stock.

    In conjunction with the private placement of the 1996 Debentures, the Company paid $357,000 in placement agent fees and expenses to an investment banking firm. Mr. Gary L. Fuhrman, a director of the Company, is an executive officer and director of such investment banking firm.

7. STOCKHOLDERS' EQUITY

    AUTHORIZED STOCK

    The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share, and 100,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock"). The Company has a Shareholders' Rights Plan (described below) which requires the issuance of Series C Junior Participating Preferred Stock, in connection with the exercise of certain stock purchase rights. At December 31, 1998, there were (i) 9,335,918 shares of Common Stock issued and outstanding and, (ii) 14,900 shares of Series C Convertible Preferred Stock outstanding (the "Convertible Preferred Shares").

                            MEDICAL RESOURCES, INC.

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

    The purpose of the Rights is to encourage potential acquirers to negotiate with the Company's Board of Directors prior to attempting a takeover and to give the Board leverage in negotiating on behalf of the shareholders the terms of any proposed takeover.

    CONVERTIBLE PREFERRED STOCK

    During 1997, the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of
(i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consective trading days ending five (5) trading days prior to the date of conversion.Pursuant to the Preferred Stock agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement not later than October 1997 or such other mutually agreed upon date, providing for monthly penalties ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to such date.

    As a result of the Company's failure to register the RGC Conversion Shares until October 3, 1998, the Company: (i) issued warrants to RGC to acquire (a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 shares of Common Stock at an exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value of $3,245,000) and (ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1997 Warrants to acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 Warrants was reduced to $2.73 per share. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of RGC in certain circumstances, into additional shares of Series C Preferred Stock or into Common Stock.

    In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC may demand a one-time additional penalty of $1,490,000 (the "Registration

                            MEDICAL RESOURCES, INC.

Default Penalty"), payable, at the option of RGC, in cash or additional shares of Common Stock. Pursuant to an agreement between the Company and RGC, RGC has agreed that the Registration Default Penalty may not be exercised prior to April 15, 1999, and would be waived in the event that the Company redeems all of the outstanding Series C Convertible Preferred Stock prior to such date. The Company believes it will not be able to redeem the Series C Convertible Preferred Stock by April 15, 1999. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 Warrants and January 1998 Warrants.

    On June 18, 1998 and November 19, 1998, respectively, 2,500 shares and 600 shares of Series C Preferred Stock were converted into 373,220 and 340,347 shares of Common Stock, respectively. Accordingly, as of December 31, 1998, 14,900 shares of the Company's Series C Preferred Stock remain outstanding.

    STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value-based method of accounting for stock-based compensation plans, including stock options and stock purchase plans. SFAS No. 123 allows companies to adopt a fair-value-based method of accounting for stock-based compensation plans or, at their option, to retain the intrinsic-value based method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and supplement it with pro forma disclosures of net earnings and earnings per share data as if the fair value method had been applied. The Company has elected to continue to account for stock-based compensation plans under APB No. 25 and, as such, the adoption of this standard has not impacted the consolidated results of earnings or financial condition.

    The Company's six stock option plans provide for the awarding of incentive and non qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally at the fair value of the Company's Common Stock on the date of grant. Options granted to consultants are accounted for based on the fair value of the options issued.

    During 1998 the Company granted 402,164 options at the current market price on the dates of grant under the 1998 stock option plan, 1998 Non-Employee Director Stock Option Plan and 1998 Employment Incentive Option Plan. Each plan authorizes the issuance of options to purchase shares of Common Stock, with vesting periods from four to ten years and a maximum term of ten years.

    During 1996 and the first quarter of 1997, options were granted to employees under stock option plans which were approved by the Company's Shareholders in May 1997. The difference between the exercise price of the options and the market price of the Company's Common Stock on the date of plan approval resulted in compensation aggregating $3,381,000. The 1998 and 1997 expense of $380,000 and $2,536,000 representing the portion of such options vested in 1998 and 1997 is included as stock based compensation expense in the accompanying Consolidated Statements of Operations. The remaining balance of $465,000 will be recognized ratably over the remaining vesting period of the options. In the following tables, these options are treated as if they were granted on the date of the plan approvals in May 1997.

    Had the fair-value based method of accounting been adopted to recognize compensation expense for the above plans, the Company's net earnings and earnings per share would have been reduced to the pro

                            MEDICAL RESOURCES, INC.

forma amounts for the years ended December 31, 1998, 1997 and 1996 as indicated below (in thousands except per share amounts):

                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Net income (loss) applicable to common stockholders:
    As reported.................................................................  $  (19,857) $  (33,177) $   7,254
    Pro forma...................................................................     (20,534)    (34,049)     6,732
Basic income (loss) per share:
    As reported.................................................................       (2.51)      (4.85)      1.93
    Pro forma...................................................................       (2.60)      (4.98)      1.79
Diluted income (loss) per share:
    As reported.................................................................       (2.51)      (4.85)      1.78
    Pro forma...................................................................       (2.60)      (4.98)      1.66

    The fair value of each option granted under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                                                  1998         1997         1996
                                                                                                  -----        -----        -----
All Plans:
    Dividend yield...........................................................................           0%           0%           0%
    Expected volatility......................................................................          78%          70%          52%
    Expected life (years)....................................................................           4            2            2

    The risk-free interest rates for 1998, 1997 and 1996 were based upon rates with maturities equal to the expected term of the option. The weighted average interest rate in 1998, 1997 and 1996 amounted to 4.6%, 5.52% and 5.93%, respectively. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 amounted to $8.24, $12.60 and $7.02, respectively.

    Stock option share activity and weighted average exercise price under these plans and grants for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                                                                        WEIGHTED
                                                                                                         AVERAGE
                                                                                          NUMBER OF     EXERCISE
                                                                                           SHARES         PRICE
                                                                                         -----------  -------------
Outstanding, January 1, 1996...........................................................     263,225     $   15.63
    Granted............................................................................     357,713         23.82
    Granted as transfer of NMR options.................................................      44,229         15.15
    Exercised..........................................................................     (81,066)        16.26
    Forfeited..........................................................................     (40,195)        19.74
                                                                                         -----------
Outstanding, December 31, 1996.........................................................     543,906         20.28
    Granted............................................................................     133,000         25.38
    Exercised..........................................................................     (78,285)        15.51
    Forfeited..........................................................................    (105,167)        21.99
                                                                                         -----------
Outstanding, December 31, 1997.........................................................     493,454         22.53
    Granted............................................................................     402,164          9.69
    Exercised..........................................................................      (8,993)        14.32
    Forfeited..........................................................................    (133,265)        23.77
                                                                                         -----------
Outstanding, December 31, 1998.........................................................     753,360         15.68
                                                                                         -----------
                                                                                         -----------
Exercisable at:
    December 31, 1996..................................................................     303,237         19.20
    December 31, 1997..................................................................     376,547         20.94
    December 31, 1998..................................................................     383,052         20.84

                            MEDICAL RESOURCES, INC.

    The exercise price for options outstanding as of December 31, 1998 ranged from $2.13 to $33.88. The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                OUTSTANDING            EXERCISABLE
                                            --------------------  ----------------------
                                NUMBER OF    AVERAGE    AVERAGE    NUMBER OF    AVERAGE
EXERCISE PRICE RANGE             SHARES       LIFE       PRICE      SHARES       PRICE
-----------------------------  -----------  ---------  ---------  -----------  ---------
$ 2.13 to 15.00..............     393,103   8 years    $    9.16      84,798   $   12.81
$16.50.......................      68,333   3 years    $   16.50      68,333   $   16.50
$18.27 to 19.65..............      58,369   3 years    $   19.50      49,533   $   19.50
$20.25 to 25.50..............     170,555   3 years    $   23.96     130,555   $   25.10
$27.00 to 30.00..............      16,668   8 years    $   27.00      16,667   $   27.00
$31.14 to 33.38..............      46,332   3 years    $   32.10      33,166   $   31.49
                               -----------                        -----------
$ 2.13 to 33.38..............     753,360                            383,052
                               -----------                        -----------
                               -----------                        -----------

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

    As of December 31, 1998, the Company had granted warrants, which are currently outstanding, to purchase its Common Stock with the following terms:

                                    WARRANTS                                       NUMBER OF        RANGE OF
                                   EXPIRING IN                                       SHARES      EXERCISE PRICE
---------------------------------------------------------------------------------  ----------  ------------------
1999.............................................................................      31,062    $13.50 to $75.00
2000.............................................................................          --                  --
2001.............................................................................     175,458      10.08 to 36.00
2002.............................................................................     553,333       2.73 to 37.77
2003.............................................................................     392,188       7.67 to 13.08
2004.............................................................................      24,653      17.10 to 28.63
2006.............................................................................      41,667  27.00
2008.............................................................................     116,666  2.73
                                                                                   ----------
                                                                                    1,335,027
                                                                                   ----------

    For services rendered by 712 Advisory in connection with several acquisitions, the Company issued warrants (the "Acquisition Warrants") to purchase shares of the Company's Common Stock at exercise prices equal to the market price of the Company's Common Stock on the date of issuance. The fair value of such warrants was considered part of the purchase price of the related acquisition, and was determined (for accounting purposes only) using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%; expected volatility 62%; Expected life three to five years and a risk free interest

                            MEDICAL RESOURCES, INC.

rate of 5.6% as set forth below. The Acquisition Warrants are exercisable at prices ranging from $30.93 to $37.77 per share. As of March 18, 1999, none of the Acquisition Warrants had been exercised, and the closing sale price of the Common Stock was $2 1/32.

    In February 1997, warrants were issued in connection with the acquisition of a diagnostic imaging center located in Jacksonville, Florida to purchase 10,667 shares of the Company's Common Stock at an exercise price of $30.93 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value of $150,000.

    In March 1997, warrants were issued in connection with the acquisition of Advanced Diagnostic Imaging, Inc. to purchase 45,667 shares of the Company's Common Stock at an exercise price of $31.80 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair value of $662,000.

    In March 1997, warrants were issued in connection with the acquisition of a diagnostic center located in West Palm Beach, Florida to purchase 19,000 shares of the Company's Common Stock at an exercise price of $31.92 per share. The warrants have a term of three years, are exercisable from the date of grant, and have an estimated fair value of $276,000.

    In May 1997, warrants were issued in connection with the acquisition of ATI Centers, Inc. to purchase 56,000 shares of the Company's Common Stock at an exercise price of $33.18 per share. The warrants have a term of three years, are exercisable from the date of grant and have an estimated fair of $847,000.

    In March 1997, warrants were issued in connection with the acquisition of a diagnostic imaging center located in Rancho Cucamonga, California to purchase 18,333 shares of the Company's Common Stock at an exercise price of $33.75 per share. The warrants have a term of three years, are exercisable from the date of grant, and have an estimated fair value of $282,000.

    In May 1997, warrants to purchase 22,000 and 53,333 of the Company's Common Stock at an exercise price of $37.77 per share were granted in connection with the acquisition of diagnostic imaging centers in Maryland, and from Capstone Management, Inc., respectively. The warrants have a term of five years and are exercisable from the date of grant. The estimated fair value of $478,000 and $1,158,000, respectively.

    Effective December 1997, the Company issued warrants to RGC to purchase 272,333 shares of the Company's Common Stock with an exercise price of $34.86 per share. These warrants have a term of five years and are exercisable from the date of grant. The warrants had an estimated fair value of $2,051,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 62%, Expected life one year and a risk free interest rate of 5.50% based upon the expected life of the warrants. Pursuant to an agrement with RGC, the exercise price of warrants to acquire 77,667 of these shares was reduced to $2.73 per share.

    Effective January 1998, the Company issued warrants to RGC to purchase 116,666 shares of the Company's Common Stock with an exercise price of $38.85 per share. These warrants have a term of five years and are exercisable from the date of grant. The warrants have an estimated fair value of $1,194,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%, expect volatility 62%, expected life one year and a risk free interest rate of 5.5% based upon the expected life of the warrants. Pursuant to an agreement with RGC, the exercise price of these warrants was reduced to $2.73 per share.

    In September 1998, the Company issued warrants to Senior Note holders to purchase 375,000 shares of the Company's Common Stock with an exercise price of $7.67 per share. These warrants have a term of

                            MEDICAL RESOURCES, INC.

five years and are exercisable from the date of the grant. The warrants have an estimated fair value of $503,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%, expected volatility 62%, expected life two years and a risk free investment rate of 5.5% based upon the expected life of the warrants.

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

    For warrants granted during 1996, the fair value of each stock purchase warrant issued has been accounted for as a component of each transaction's purchase price and the value has been estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: dividend yield 0%, expected volatility 52% and an expected life of two years, unless otherwise noted.

    In March 1996 a financial consulting firm doing business with the Company was granted warrants to purchase 25,000 shares of the Company's Common Stock consisting of 12,500 warrants with an exercise price of $24.00 per share and 12,500 warrants with an exercise price of $36.00 per share. These warrants have a term of five years and are exercisable from date of grant. The number of such warrants was subsequently increased by 1,562 with an exercise price of $24.00 per share and 1,562 warrants with an exercise price of $36.00 per share. As of December 31, 1998, warants to purchase 14,062 shares of the Company's Common Stock at $24.00 a share and 14,062 at $36.00 per share were outstanding. The warrants had an esitmated fair value of $60,000. The fair value of each warrant was esitmated using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%, expected volatility 52%, expected life five years and a risk free interest rate of 5.93% based upon the expected term of the warrants.

    Under the terms of the merger agreement with NMR, all outstanding NMR warrants were deemed to be exercisable for the number of shares of the Company's Common Stock the warrant holder would have received in the NMR Acquisition, had the holder exercised the NMR warrant prior to the NMR Acquisition. As such, in connection with the NMR Acquisition the Company assumed the following warrants:

    Warrants issued to purchase 5,729 shares of the Company's Common Stock at an exercise price of $21.81 per share to a radiology group providing services to one of its centers. As of December 31, 1998, none of the warrants to purchase 5,729 shares of the Company's Common Stock had been exercised.

    Warrants issued to purchase 1,604 shares of the Company's Common Stock at an exercise price of $21.81 per share, in connection with the execution of a ground lease for one of its facilities. As of December 31, 1998, the warrants to purchase 1,604 share of the Company's Common Stock have been cancelled and are no longer outstanding.

    Warrants issued to acquire 22,917 shares of the Company's Common Stock at $34.92 per share to a financial consulting firm. As of December 31, 1998, the warrants to purchase 22,917 shares of the Company's Common Stock have been cancelled and are no longer outstanding.

                            MEDICAL RESOURCES, INC.

    Warrants granted to non-employee directors of NMR to purchase 43,542 shares of the Company's Common Stock at $27.81 per share. As of December 31, 1998, warrants to purchase 18,333 shares of the Company's Common Stock remain outstanding.

    Warrants granted to a non-employee director of NMR to purchase 917 shares of the Company's Common Stock at an exercise price of $17.10 per share. As of December 31, 1998, warrants to purchase 333 shares of the Company's Common Stock remain outstanding.

    Warrants issued to purchase 5,729 shares of the Company's Common Stock at an exercise price of $13.50 per share to a professional corporation providing legal services to NMR. As of December 31, 1998, all of the warrants to purchase 5,729 shares of the Company's Common Stock have been exercised and are no longer outstanding.

    Warrants granted to an officer and director of NMR to acquire 17,188 shares of the Company's Common Stock at an exercise price of $13.08, and 6,875 shares of Common Stock at an exercise price of $17.10. As of December 31, 1998, none of the warrants to purchase 17,188 and 6,875 shares of the Company's Common Stock have been exercised.

    For services rendered by a financial advisory company owned by the former Chairman of the Board of Directors of the Company in connecton with the NMR Acquisition, the Company issued warrants to purchase 40,000 shares of the Company's Common Stock at an exercise price of $27.00 per share. These warrants have a term of five years and are exercisable from date of grant. As of December 31, 1998, none of the warrants to purchase 40,000 shares of the Company's Common Stock have been exercised.

    As required by the merger agreement with NMR, the President of NMR was granted (i) five year warrants to purchase 13,333 shares of the Company's Common Stock at an exercise price of $24.00 per share (the "$24.00 Warrants") and (ii) six year warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $28.50 per share (the "$28.50 Warrants"), and (iii) in exchange from his NMR employee stock options, three separate five year warrants to purchase (A) 11,458 shares at $27.81, (B) 22,917 shares at $12.54 and (C) 11,458 shares of the Company's Common Stock at $14.19. As of December 31, 1998, 13,333 of the $24.00 Warrants, 56,000 of the $28.50 Warrants, warrants to purchase 22,917 shares at$12.54 and 11,458 shares of the Company's Common Stock at $14.19 remain outstanding.

    As required by the merger agreement with NMR, the Executive Vice President-Finance of NMR was granted (i) five year warrants to purchase 16,667 shares of the Company's Common Stock at an exercise price of $24.00 per share and (ii) in exchange for his NMR employee stock options, four separate five year warrants to purchase 3,438 shares at $12.00, 9,167 shares at $10.08, 13,750 shares at $12.54 and 11,458 shares of the Company's Common Stock at $14.19. As of December 31, 1998, the warrants to purchase 16,667 shares at $24.00 per share, 9,167 shares at $10.08 per share, 13,750 at $12.54 per share and 11,578 shares at $14.19 per share remain outstanding.

    The warrants the Company issued to the officers of NMR in connection with the NMR Acquisition had an estimated fair value of approximately $650,000 and were considered paid in connection with the NMR Acquisition and such value is being amortized over the term of the officers' covenant not to compete agreements. The 188,147 warrants the Company issued in exchange for previously outstanding NMR options and warrants and the 40,000 warrants issued to the financial advisory company had an estimated fair value of approximately $210,000 and $325,000, respectively, and were considered part of the NMR Acquisition purchase price.

    2,088,387 shares of the Company's Common Stock were reserved for the issuance related to the above described stock options and warrants.

                            MEDICAL RESOURCES, INC.

8. INCOME TAXES

    The components of the Company's income tax provision (benefit) from continuing operations are as follows (in thousands):

                                                                          DECEMBER 31, 1998
                                                                   -------------------------------
                                                                    FEDERAL     STATE      TOTAL
                                                                   ---------  ---------  ---------
Current provision (benefit)......................................  $  (4,845) $     653  $  (4,192)
Deferred provision...............................................      4,845         --      4,845
                                                                   ---------  ---------  ---------
Income tax provision.............................................  $      --  $     653  $     653
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                                                                           DECEMBER 31, 1997
                                                                   ---------------------------------
                                                                     FEDERAL      STATE      TOTAL
                                                                   -----------  ---------  ---------
Current provision................................................   $     993   $     990  $   1,983
Deferred provision (benefit).....................................        (879)        117       (762)
                                                                        -----   ---------  ---------
Income tax provision.............................................   $     114   $   1,107  $   1,221
                                                                        -----   ---------  ---------
                                                                        -----   ---------  ---------

                                                                          DECEMBER 31, 1996
                                                                   -------------------------------
                                                                    FEDERAL     STATE      TOTAL
                                                                   ---------  ---------  ---------
Current provision................................................  $   3,263  $   1,185  $   4,448
Deferred benefit.................................................       (733)      (140)      (873)
                                                                   ---------  ---------  ---------
Income tax provision.............................................  $   2,530  $   1,045  $   3,575
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Tax benefit associated with the exercise of employee stock options which has been credited to stockholders' equity consists of $6,000, $1,000,000 and $368,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    A reconciliation of the enacted federal statutory income tax to the Company's recorded effective income tax rate for continuing operations is as follows:

                                                                               DECEMBER 31
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Statutory federal income tax at 34%................................      (34.0)%     (34.0)%      34.0%
Effect of partnership status and amounts taxed to parties other
  than the Company.................................................         --         --       (1.2)
State income tax expense (benefit) net of federal benefit..........        1.7       (1.2)       6.3
Meals and entertainment............................................         .6         .4         .3
Change in valuation allowance......................................       21.5       34.8         --
Goodwill amortization..............................................        4.2        2.8        1.8
Accrued RGC registration penalties.................................        7.0        2.4         --
Other..............................................................        1.7       (1.2)      (7.3)
                                                                     ---------  ---------        ---
Effective tax rate.................................................        2.7%       4.0%      33.9%
                                                                     ---------  ---------        ---
                                                                     ---------  ---------        ---

                            MEDICAL RESOURCES, INC.

8. INCOME TAXES (CONTINUED)
    The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax liabilities
    Property and equipment...............................................  $  (2,302) $    (841)
    Deferred rent........................................................        (61)       (37)
    Cash to accrual adjustment...........................................        (45)       (41)
                                                                           ---------  ---------
    Deferred tax liabilities.............................................     (2,408)      (919)
                                                                           ---------  ---------
Deferred tax assets:
    Net operating losses.................................................      2,956      2,956
    Tax credit carryforwards.............................................        962        385
    Accounts receivable reserves.........................................      2,249      5,225
    Capital leases.......................................................         45        110
    Goodwill and other intangible assets written off for book purposes,
      but amortized for tax purposes.....................................      3,874      4,940
    Accrued expenses.....................................................      4,511      2,721
    Capital loss carryforward............................................         --        127
    Deferred income......................................................        294         --
                                                                           ---------  ---------
Deferred tax assets......................................................     14,891     16,464
                                                                           ---------  ---------
        Subtotal.........................................................     12,483     15,545
                                                                           ---------  ---------
Less: Valuation allowance................................................    (12,483)   (10,700)
                                                                           ---------  ---------
Net deferred tax asset...................................................  $      --  $   4,845
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company's existing deferred tax assets at December 31, 1998 have been reduced by a valuation allowance of $12,483,000, due to the uncertainty regarding the realization of the full amount of such deferred tax assets. The valuation allowance represents the amount required to reduce the net deferred income tax asset to zero.

    At December 31, 1998, the Company has available federal net operating loss carryforwards of approximately $8,028,000 expiring in years 1999 through 2009. Utilization of the Company's tax net operating losses is limited to the separately determined taxable incomes of certain of its subsidiaries. In addition, the Tax Reform Act of 1986 enacted a complex set of rules ("Section 382") limiting the utilization of net operating loss carryforwards in periods following a corporate ownership change. In general, a corporate ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and in certain cases deemed owned) by one or more "5% shareholders" has increased by 50 percentage points over the lowest percentage of such stock owned during a specified testing period (generally a three year period). The utilization of the Company's available net operating loss carryforwards is subject to such limitations. Should the Company experience further ownership changes, its ability to utilize the available federal net operating loss carryforwards could be subject to further limitation.

    The Company also has available investment tax credit carryforwards of approximately $191,000 expiring between 1999 and 2011. The utilization of such credits is also subject to a limitation similar to the net operating loss limitation described above. In addition, the Company also has available approximately

                            MEDICAL RESOURCES, INC.

8. INCOME TAXES (CONTINUED)
$700,000 of alternative minimum tax credits which can be utilized against the Company's regular Federal income tax liability in future years and have an unlimited carryforward period.

9. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company has entered into noncancelable leases for certain medical diagnostic equipment, computer equipment, and furniture and fixtures, and has capitalized the assets relating to these leases. In most cases, the leases are collateralized by the related equipment. Certain leases included renewal options for additional periods.

    The following is a summary of assets under capital leases which amounts are included in Property and Equipment (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Equipment and associated leaseholds.....................................  $  25,343  $  31,211
Less: Accumulated amortization..........................................     (9,572)    (5,221)
                                                                          ---------  ---------
                                                                          $  15,771  $  25,990
                                                                          ---------  ---------
                                                                          ---------  ---------

    Amortization expense relating to property and equipment under capital leases at December 31, 1998, 1997 and 1996 was $4,860,000, $3,496,000 and $3,377,000,
respectively.

    The following analysis schedules the minimum future lease payments under capital leases as of December 31, 1998 (in thousands):

YEAR ENDING DECEMBER 31,
-----------------------------------------------------------------------------------
1999...............................................................................  $  11,103
2000...............................................................................      9,065
2001...............................................................................      5,203
2002...............................................................................      1,807
2003...............................................................................        665
Thereafter.........................................................................         15
                                                                                     ---------
Total minimum lease payments.......................................................     27,858
Less: amount representing interest.................................................      3,402
                                                                                     ---------
Present value of minimum lease payments............................................     24,456
Less current installments..........................................................      9,355
                                                                                     ---------
Obligations under capital leases, shown as long-term...............................  $  15,101
                                                                                     ---------
                                                                                     ---------

    In connection with certain of the Company's acquisitions, the Company entered into agreements for the sale and leaseback of medical diagnostic equipment. Included in future minimum lease payments listed above are $1,782,000 for each of the years 1999, 2000, 2001 and $803,000 for 2002, relating to these transactions.

                            MEDICAL RESOURCES, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company leases its corporate offices and certain centers for periods generally ranging from three to ten years. These leases include rent escalation clauses generally tied to the consumer price index and contain provisions for additional terms at the option of the tenant. The leases generally require the Company to pay utilities, taxes, insurance and other costs. Rental expense under such leases was approximately $8,485,000, $6,585,000 and $2,597,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Nine of the offices are subleased to affiliated Physicians. By reason of the sublease arrangements, if the respective Physicians should be unable to pay the rental on the site, the Company would be contingently liable. As of December 31, 1998, the Company has subleased the operating sites to the Physicians for the base rental as stipulated in the original lease. The related sublease income has been offset by the lease rent expense. The Company also has operating leases for diagnostic imaging equipment installed in certain of its imaging centers.

    The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases, maintenance agreements and the Company's corporate rentals. As of December 31, 1998, the aggregate future minimum lease payments and sublease rentals are as follows (in thousands):

YEAR ENDED DECEMBER 31,                                         LEASES     SUBLEASES      NET
-------------------------------------------------------------  ---------  -----------  ---------
1999.........................................................  $  24,810   $     966   $  23,844
2000.........................................................     23,054         629      22,425
2001.........................................................     20,140         445      19,695
2002.........................................................      9,065         209       8,856
2003.........................................................      4,086         182       3,904
thereafter...................................................      3,639         366       3,273
                                                               ---------  -----------  ---------
                                                               $  84,794   $   2,797   $  81,997
                                                               ---------  -----------  ---------
                                                               ---------  -----------  ---------

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

    The Special Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to

                            MEDICAL RESOURCES, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED) adopt the recommendations contained in the report. Accordingly, the Special Committee recommended and 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's then Chairman of the Board ("712 Advisory"), agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to 712 Advisory for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Special Committee's investigations. All such amounts have been paid or reimbursed to the Company. In addition, the Special Committee recommended and 712 Advisory agreed to allow the Company to terminate its relationship with 712 Advisory.

    The Special Committee reported to the directors that it had determined that:
(i) there was no evidence of any federal or state crimes or securities law violations in connection with the related party transactions in question; (ii) all related-party matters were disclosed in public filings; (iii) 712 Advisory performed acquisition advisory services fully consistent with the expectations and understanding of the committee of outside directors that had approved 712 Advisory's acquisition fees; and (iv) the acquisition advisory fees paid to 712 Advisory in connection with the Company's acquisitions in 1997 were within the range of customary acquisition advisory fees paid to investment bankers on transactions of similar size.

    On December 18, 1998, attorneys for the plaintiffs in the pending class actions reached an agreement in principle with the Company and certain of the other defendants to settle all of the pending class actions in consideration primarily of (i) a payment of $2.75 million to be provided from the Company's insurer and (ii) the issuance of $5.25 million of Convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes will bear interest at the rate of 8% per annum, will be due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be prepaid in cash by the Company at any time after issuance subject to the payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price per share equal to the greater of $3.00 or 120% of the ten day average closing price of the Company's Common Stock as of the date of the court hearing to be scheduled to approve the agreement in principle. The court hearing to approve the agreement in principle is expected to occur in May 1999.

    The agreement-in-principle and the class action settlement contemplated thereby are further subject to (1) consent to the issuance of the convertible subordinated notes by the Company's Senior Noteholders and (2) the right of either the Company or the attorneys representing the class plaintiffs to terminate the agreement-in-principle if the ten day average closing price of the Company's Common Stock as of the court hearing date is less than $1.75 per share. If such settlement is not approved or consummated, the Company intends to defend vigorously against the allegations.

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

    On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director, and Gary
I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a Complaint in the

                            MEDICAL RESOURCES, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. The Company intends to defend vigorously against the allegations.

    On November 14, 1997, Mr. John P. O'Malley III, the former Chief Financial Officer of the Company, filed a complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and Gary N. Siegler, Neil H. Koffler, Stephen M. Davis, Gary L. Fuhrman, John H. Josephson and Lawrence Ramaekers, as defendants, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and defamation. Mr. O'Malley alleged that the Company terminated his employment in retaliation for voicing the concerns of shareholders and senior management regarding related-party transactions and because the Company did not want to make full and adequate disclosure of the facts and circumstances surrounding such transactions. In addition, the plaintiff alleged that the Company published false and defamatory statements about him. Mr. O'Malley sought unspecified compensatory and punitive damages, interest and costs of bringing the action. On April 8, 1998, the Company filed its Answer to the Complaint, and asserted a counterclaim against Mr. O'Malley for breach of fiduciary duties.

    On December 18, 1998, Mr. O'Malley, the Company and the other defendants reached an agreement in principle to settle the O'Malley claims in consideration of (i) the payment to Mr. O'Malley of approximately $117,000 from a letter of credit established by the Company in 1996 for the benefit of Mr. O'Malley, (ii) the Company's agreement to indemnify Mr. O'Malley in connection future litigation and (iii) the execution of mutual releases by all parties. The agreement settling the O'Malley action is subject to court approval which is expected in May 1999.

    On June 2, 1998, Mr. Ronald Ash filed a complaint against the Company, StarMed, Wesley Medical Resources, Inc., a subsidiary of the Company ("Wesley"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. On June 24, 1997, the Company, acquired the assets of Wesley, a medical staffing company in San Francisco, California, from Mr. Ash and another party for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. The Ash complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose adverse material information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, rescission of the sale of Wesley.

    On October 7, 1998, upon motion by the Company, the Ash action was transferred from the United States District Court for the Northern District of California and consolidated with the pending securities

                            MEDICAL RESOURCES, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED) class actions in the United States District Court for the District of New Jersey. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously.

    The legal proceedings described above are in their preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of these proceedings. See discussion of reserves for net costs associated with such litigation in Note 2.

    In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations. Accordingly, the Company has made no accrual for any costs associated with such litigation.

    In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In certain of such acquisitions, the Company granted specific remedies to the sellers, including the right to require the Company to repurchase the shares issued to such seller, in the event that a registration statement covering the relevant shares was not declared effective by the Securities and Exchange Commission (the "SEC") within an agreed-upon period of time. As of December 31, 1997, the Company had reflected $9,734,000 of Common Stock subject to redemption on its Consolidated Balance Sheet related to shares potentially to be repurchased by the Company. During 1998, the Company paid $8,621,000 to sellers who exercised their rights to have shares of Common Stock repurchased. As of December 31, 1998, the Company had no obligation to purchase any additional shares of Common Stock.

    In addition, in connection with certain of such acquisitions, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,659,000 with respect to all such Price Protection Shortfall obligations.

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

10. RELATED PARTY TRANSACTIONS

    During 1998, for legal services rendered to the Company, the Company paid legal fees in the amount of approximately $180,000 to Werbel & Carnelutti, of which Stephen Davis, a director of the Company through July 1998, is a partner.

                            MEDICAL RESOURCES, INC.

10. RELATED PARTY TRANSACTIONS (CONTINUED)
    During 1997, in connection with the placement of the Preferred Stock, the Company paid $967,000 in fees and expenses to Arnhold & S. Bleichroeder, Inc., of which Gary Fuhrman, a director of the Company, is an executive officer and director. Also during 1997, for legal services rendered to the Company, the Company paid legal fees in the amount of $971,000 to Werbel & Carnelutti, of which Stephen Davis, a director of the Company through July 1998, is a partner. In addition, during 1997, the Company reimbursed the managing underwriter of the Company's October 1997 public offering $84,000 in charter fees for the use by the managing underwriter and the Company of an airplane owned by an affiliate of the then Chairman of the Board and current board member, Mr. Gary N. Siegler ("Mr. Siegler") during the public offering roadshow.

    In 1997 and previous years, the Company paid an annual financial advisory fee to 712 Advisory Services, Inc., a financial advisory firm and affiliate of Mr. Siegler, ("712 Advisory"). Mr. Neil H. Koffler, a director of the Company until July 1998, is also an employee of 712 Advisory. Such fees amounted to $112,500 and $102,000 in the years ended December 31, 1997 and 1996, respectively. During the year ended December 31, 1997, the Company also paid transaction related advisory fees and expenses (including fees associated with the issuance of the Senior Notes) to 712 Advisory of $1,761,000 and issued to 712 Advisory warrants to purchase 225,000 shares of the Company's Common Stock exercisable at between $30.93 and $37.77 per share for financial advisory services rendered to the Company in connection with such transactions. As discussed below, pursuant to recommendations made by the Special Committee, 712 Advisory has reimbursed the Company $1,536,000 of the fees paid to 712 Advisory for services rendered in 1997 and waived $112,500 of fees payable in 1997.

    In order to compensate officers, directors, employees and consultants to the Company for services rendered or to be rendered to the Company, the Company from time to time has granted options at fair market value to such individuals. As of December 31, 1997, stock options to purchase 489,555 shares of the Company's Common Stock have been issued to Mr. Siegler and Mr. Koffler. Included in this amount are stock options to purchase 250,000 shares and 5,000 shares of the Company's Common Stock which were granted in May 1997 to Mr. Siegler and Mr. Koffler, respectively, under the Company's 1997 Stock Option Plan (the "1997 Plan"). The exercise price for the options granted to Mr. Siegler and Mr. Koffler is $39.38, the fair market value of the Common Stock on the date of grant. As discussed below, Mr. Siegler and Mr. Koffler agreed in April 1998 to relinquish the stock options that were granted to them under the 1997 Plan.

    In September 1997, the Company acquired, for $3,250,000, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partner's business uses and for third party charter flights. The general partner of the Partnership is Dune Jet Services, Inc., a Delaware corporation, the sole stockholder of which is Mr. Siegler. In October 1997, following discussions among management (members of which expressed objections to such acquisition), the Special Committee, and other members of the Board of Directors (including Mr. Siegler), the Company's interest in the partnership was repurchased by the partnership at cost plus interest.

    In October 1997, members of the Company's management communicated to the Board that certain Company stockholders had questioned them regarding the manner in which related-party transactions were scrutinized by the Company and its Board. Management stated that it shared the concerns of these stockholders and had engaged counsel to conduct a review of such transactions.

                            MEDICAL RESOURCES, INC.

10. RELATED PARTY TRANSACTIONS (CONTINUED)
    In order to address and satisfy the concerns management had communicated, the Company instituted a special investigation to review all related-party transactions (including those referred to above in this Note 10 of the Notes to the Consolidated Financial Statements) and the adequacy of the disclosure of the same. The review also was to seek to develop recommendations as to what changes, if any, should be made to the Company's procedures regarding related-party transactions.

    The Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report. Accordingly, the Committee recommended and 712 Advisory agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to 712 Advisory for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Committee's investigations. In addition, the Committee recommended and 712 Advisory agreed to allow the Company to terminate its relationship with 712 Advisory

    The Committee responded to the directors that it had determined that: (i) there was no evidence of any federal or state crimes or securities law violations in connection with the related party transactions in question; (ii) all related-party matters were disclosed in public filings; (iii) 712 Advisory performed acquisition advisory services fully consistent with the expectations and understanding of the committee of outside directors that had approved 712 Advisory's acquisition fees; and (iv) the acquisition advisory fees paid to 712 Advisory in connection with the Company's acquisitions in 1997 were within the range of customary acquisition advisory fees paid to investment bankers on transactions of similar size.

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

    In addition, for the year ended December 31, 1996, the Company paid transaction related advisory fees and expenses to 712 Advisory of $363,000 and issued to 712 Advisory warrants to purchase 40,000 shares of the Company's common stock exercisable at $27.00 per share for services rendered to the Company, including services in connection with the NMR acquisition, the public offering of the Company's common stock in October 1996 and other transactions. See Note 9 of notes to Consolidated Financial Statements for discussion of litigation matters regarding related party transactions.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market

                            MEDICAL RESOURCES, INC.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                           DECEMBER 31, 1998
                                                                          --------------------
                                                                          CARRYING     FAIR
                                                                           AMOUNT      VALUE
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Assets:
    Cash and cash equivalents...........................................  $  20,997  $  20,997
    Restricted cash.....................................................      1,182      1,182
    Patient receivables and due from physician associations, net........     54,451     54,451
Liabilities:
    Notes payable and mortgages.........................................    103,575     92,592
    Capital lease obligations...........................................     24,456     23,740

                                                                          DECEMBER 31, 1997
                                                                        ----------------------
                                                                         CARRYING      FAIR
                                                                          AMOUNT      VALUE
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Assets:
    Cash and cash equivalents.........................................  $   23,198  $   23,198
    Restricted cash...................................................         600         600
    Patient receivables and due from physician associations, net......      65,887      65,887
Liabilities:
    Notes payable, line of credit and mortgages.......................     119,802     111,085
    Capital lease obligations.........................................      36,227      35,281

    The carrying amounts of cash and cash equivalents, restricted cash and due from affiliated physician associations and patient receivables, net and convertible debentures are a reasonable estimate of their fair value. The fair value of the Company's notes and mortgage payable, capital lease obligations, and convertible debentures are based upon a discounted cash flow calculation utilizing rates under which similar borrowing arrangements can be entered into by the Company.

12. ACQUISITIONS

    1997 ACQUISITIONS

    On January 10, 1997, the Company, through its wholly owned subsidiary, StarMed, acquired the assets of National Health Care Solutions, Inc. a medical staffing company in Detroit, Michigan for approximately $50,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $311,000 and was being amortized on a straight-line basis over 20 years. During 1998, the Company sold the stock of StarMed to RehabCare (see Note 14 of the Notes to Consolidated Financial Statements).

    On January 16, 1997, the Company acquired a diagnostic imaging center located in Melbourne, Florida (the "Melbourne" center) for approximately $1,125,000 in cash. The excess of the purchase price

                            MEDICAL RESOURCES, INC.

12. ACQUISITIONS (CONTINUED)
and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $1,311,000 and is being amortized on a straight-line basis over 20 years.

    On January 28, 1997, the Company acquired two diagnostic imaging centers in Southern California (the "California" centers); a multi-modality imaging center in San Clemente, California and an imaging facility in Oceanside, California for approximately $1,030,000 payable in cash and contingent consideration based on the centers achieving certain financial objectives during the one-year period subsequent to the closing of the transaction. During 1998, the Company paid $1,337,000 of contingent consideration and is currently in dispute with the seller over additional contingent consideration. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $5,204,000 and is being amortized on a straight-line basis over 20 years.

    On February 28, 1997, the Company acquired a diagnostic imaging center located in Jacksonville, Florida (the "Jacksonville" center) for 71,667 shares of the Company's Common Stock valued at $2,333,000 and contingent consideration up to $1,850,000 worth of shares of the Company Common Stock based on the center achieving certain financial objectives during the one year period subsequent to the closing of the transaction. As of Februry 28, 1998, the center did not achieve the required financial objectives and therefore no additional consideration was required. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights. The excess of the purchase price and direct acquisition costs, including 10,667 warrants, with an exercise price of $30.93, valued at $150,000 issued to 712 Advisory for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,245,000 and is being amortized on a straight-line basis over 20 years.

    On March 10, 1997, the Company acquired Advanced Diagnostic Imaging, Inc. ("ADI") for approximately $6,986,000 in cash, plus $825,000 of deferred consideration which was paid in March 1998. ADI owned interests in and operated nine diagnostic imaging centers in the Northeast. As part of the transaction, the Company has acquired an option to purchase an additional center located in the Northeast. This option has not been exercised. The excess of the purchase price and direct acquisition costs, including 45,667 warrants, with an exercise price of $31.80, valued at $662,000 issued to 712 Advisory for financial advisory services, over the fair value of net liabilities assumed amounted to approximately $14,299,000 and is being amortized on a straight-line basis over 20 years.

    On March 10, 1997, the Company acquired a diagnostic imaging center located in West Palm Beach, Florida (the "Palm Beach" center) for approximately $3,459,000 in cash and 18,890 shares of the Company's Common Stock valued at approximately $600,000. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights and price protection equal to the difference between the issuance price ($31.77 per share) and the market price at effectiveness of the registration statement. The Company and the seller of the Palm Beach Center are currently in litigation with regard to disputes relating to the proper interpretation of other provisions of the Palm Beach Center purchase agreement. As of October 2, 1998, the shares of Common Stock issued in connection with the acquisition have been registered by the Company. The excess of the purchase price and direct acquisition costs, including 19,000 warrants, with an exercise price of $31.92, valued at $276,000 issued to 712 Advisory for financial advisory services, over the fair value of net assets acquired amounted to approximately $2,178,000 and is being amortized on a straight-line basis over 20 years.

    On March 14, 1997, the Company acquired a diagnostic imaging center in Rancho Cucamonga, California (the "Rancho Cucamonga" center) for approximately $3,948,000 in cash and 14,672 shares of

                            MEDICAL RESOURCES, INC.

12. ACQUISITIONS (CONTINUED)
the Company's Common Stock valued at $500,000. The shares of the Company's Common Stock were subject to registration rights. The excess of the purchase price and direct acquisition costs, including 18,333 warrants, with an exercise price of $33.75, valued at $282,000 issued to 712 Advisory for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,073,000 and is being amortized on a straight-line basis over 20 years.

    Effective May 1, 1997, the Company acquired Capstone Management Group, Inc. ("Capstone") for approximately $6,934,000 in cash and 132,401 shares of the Company's Common Stock valued at $6,696,000 and contingent consideration based on the centers achieving certain financial objectives during the one year period beginning June 1997. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights and price protection equal to the issuance price, as adjusted ($53.775 per share). The Company must satisfy any deficiency in cash. In November 1997, the Company and the sellers agreed that the sellers would have the right to require the Company to repurchase up to 105,921 shares of Common Stock (obligations related to repurchase of 26,480 shares have expired) at various intervals in the event the Company failed to register the shares of Common Stock prior to such intervals. The Company did not register such shares prior to the required dates and, during 1998, repurchased all such shares for an aggregate cost of $5,546,000. Contingent consideration based upon future cash flow would have been payable within 90 days of the end of the measurement period. As of June 30, 1998, the centers did not achieve the required financial objectives and therefore no additional consideration was required. Capstone owned and operated ten diagnostic imaging centers, nine of which are located in the northeast and one located in Ohio. The excess of the purchase price and direct acquisition costs, including 53,333 warrants, with an exercise price of $37.77, valued at $1,158,000 issued to 712 Advisory for financial advisory services, over the fair value of net liabilities assumed amounted to approximately $15,292,000 and is being amortized on a straight-line basis over 20 years.

    On May 7, 1997, the Company acquired ATI Centers, Inc. ("ATI") for approximately $13,558,000 in cash consideration and contingent consideration based on the centers achieving certain financial objectives during the one year period subsequent to the closing of the transaction. Contingent consideration of up to $1,500,000 was payable within 90 days of the end of the measurement period. During 1998, a total of $1,500,000 of additional consideration was paid. ATI owned and operated eleven diagnostic imaging centers in New Jersey and Pennsylvania. The excess of the purchase price and direct acquisition costs, including 56,000 warrants, with an exercise price of $33.18, valued at $847,000 issued to 712 Advisory for financial advisory services, over the fair value of net assets acquired amounted to approximately $14,945,000 and is being amortized on a straight-line basis over 20 years.

    On May 7, 1997, the Company acquired two diagnostic imaging centers located in Maryland (the "Maryland" centers) for approximately $2,830,000 in cash and 39,722 shares of the Company's Common Stock valued at $1,500,000. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights and price protection equal to the difference between the issuance price ($37.77 per share) and the market price at effectiveness of the registration statement. The Company may satisfy any price deficiency by the issuance of additional unregistered shares of Common Stock or by the payment of cash. As of October 2, 1998, the shares of Common Stock issued in connection with the acquisition have been registered by the Company. During 1998, 545,644 shares of Common Stock were issued in satisfaction of the Purchase Price Protection. The excess of the purchase price and direct acquisition costs, including 22,000 warrants, with an exercise price of $37.77, valued at $478,000 issued to

                            MEDICAL RESOURCES, INC.

12. ACQUISITIONS (CONTINUED)
712 Advisory for financial advisory services, over the fair value of net assets acquired amounted to approximately $4,404,000 and is being amortized on a straight-line basis over 20 years.

    On June 24, 1997, the Company acquired the assets of Wesley Medical Resources, Inc. ("Wesley") a medical staffing company in San Francisco, California for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. In the event that substantially all of the capital stock or assets of Wesley was sold by the Company prior to the completion of the measurement period, the measurement period would be deemed to be completed as of the date of such sale. The shares issued in connection with the acquisition were subject to registration rights. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. During 1998, and as a result of the sale of Wesley to RehabCare Group, Inc. in August 1998, the Company paid $82,000 and reserved for issuance 45,740 shares of Common Stock related to the contingent consideration. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,530,000 and is being amortized on a straight-line basis over 20 years. See Note 14.

    On June 24, 1997 the Company invested $1,000,000 in a joint venture for a multi-modality imaging center located in Manhattan, New York. The Company owns approximately 51% of the center which opened in September 1998.

    On June 30, 1997, the Company acquired three diagnostic imaging centers in New York (the "New York" centers) for approximately $4,338,000 in cash and 50,785 shares of the Company's Common Stock valued at $2,546,000. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights. In the event that the registration statement was not declared effective by December 30, 1997, the sellers may sell the shares back to the Company for $2,546,000. In March 1998, the Company issued an interest bearing convertible promissory note in the amount of $2,546,000 payable in ten monthly installments in exchange for the shares of Common Stock issued in connection with the acquisition. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $6,709,000 and is being amortized on a straight-line basis over 20 years.

    On July 31, 1997, the Company acquired a diagnostic imaging center in Hollywood, Florida (the "Hollywood" center) for approximately $1,532,000 in cash and 12,513 shares of the Company's stock valued at $674,000 and additional consideration based on the center's performance over a three year period subsequent to the closing of the transaction. During 1998, $742,547 of the contingent consideration became payable under this agreement. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights and price protection equal to the difference between the issuance price ($54.00 per share) and the market price at effectiveness of the registration statement. The seller may sell the shares back to the Company for $674,000. As of October 2, 1998, the shares of Common Stock, issued in connection with the acquisition have been registered by the Company. During 1998 the sellers right to sell back the shares to the Company or receive price protection payments lapsed. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,738,000 and is being amortized on a straight-line basis over 20 years.

    On August 1, 1997, the Company acquired Coral Way MRI, Inc. ("Coral Way MRI") a diagnostic imaging center in Miami, Florida for $684,000 in cash and 30,748 shares of the Company's stock valued at $1,650,000 and additional consideration based on the center's performance over a two year period subsequent to the closing of the transaction and are payable in shares of the Company's Common Stock.

                            MEDICAL RESOURCES, INC.

12. ACQUISITIONS (CONTINUED)
The shares of the Company's Common Stock issued in connection with any additional consideration were subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,062,000 and is being amortized on a straight-line basis over 20 years.

    On August 13, 1997, the Company acquired MRI of Jupiter, Inc. a diagnostic imaging center in Jupiter, Florida for approximately $2,000,000 in cash and 2,446 shares of the Company's stock valued at $125,000 plus additional consideration based on the center's performance over the one year period subsequent to the closing of the transaction. As of August 13, 1998, the center did not achieve the required performance level, and therefore, no additional consideration was required. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights and price protection equal to the difference between the issuance price ($51.00 per share) and the market price at effectiveness of the registration statement. As of October 2, 1998, the shares of Common Stock issued in connection with the acquisition have been registered by the Company and the Company issued 44,503 shares of Common Stock in satisfaction of its purchase price protection obligations. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $1,541,000 and is being amortized on a straight-line basis over 20 years.

    On August 21, 1997, the Company acquired four diagnostic imaging centers (the "Presgar" centers) on the west coast of Florida for approximately $5,575,000 in cash and up to $3,700,000 in promissory notes, due August 21, 1998 and convertible at the option of the Company into the Company's Common Stock, of which $1,200,000 in principal amount is contingent upon the occurrence of certain events, plus the assumption of indebtedness of $5,446,000. During 1998, the additional consideration of $1,200,000 became payable. As of January 1999, the entire balance of $3,700,000 has been paid. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $9,714,000 and is being amortized on a straight-line basis over 20 years.

    On August 29, 1997, the Company acquired a controlling interest in a limited partnership and a limited liability company which each operate an imaging center located in San Jose, California (the "San Jose" centers) for approximately $3,037,000 in cash and 14,472 shares of the Company's stock valued at $693,000 plus the assumption of indebtedness of $3,854,000 and additional consideration based on each center's performance over the one year period subsequent to the closing of the transaction. As of August 29, 1998, the centers did not achieve the required performance level, and therefore, no additional consideration was required. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights and price protection equal to the difference between the issuance price ($47.88 per share) and the market price at effectiveness of the registration statement. As of October 2, 1998, the shares of Common Stock issued in connection with the acquisition have been registered by the Company. As a result of the failure to have the registration statement declared effective by February 28, 1998, the seller was entitled to sell the shares back to the Company at their issuance price. Pursuant to an agreement, the Company bought back the $693,000 worth of Common Stock, net of idemnification claims of $114,000 for various warranties. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $4,198,000 and is being amortized on a straight-line basis over 20 years.

    On September 4, 1997, the Company acquired Germantown MRI Center ("Germantown MRI") a diagnostic imaging center located in Germantown, Pennsylvania for approximately $805,000 in cash. The

                            MEDICAL RESOURCES, INC.

12. ACQUISITIONS (CONTINUED)
excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $279,000 and is being amortized on a straight-line basis over 20 years.

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

    On September 16, 1997, the Company acquired one diagnostic imaging center located in Bronx, New York and one diagnostic imaging center located in Queens, New York (the "Bronx and Queens" centers) for approximately $1,750,000 in cash and 34,238 shares of the Company's stock valued at $1,750,000 plus the assumption of indebtedness of $197,000. The shares of the Company's Common Stock issued in connection with the acquisition were subject to registration rights and price protection equal to the difference between the issuance price ($51.00 per share) and the market price at effectiveness of the registration statement. As of October 2, 1998, the shares of Common Stock issued in connection with the acquisition have been registered by the Company. At December 31, 1998, the Company was obligated to pay $1,659,000 with respect to its price protection obligations. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,444,000 and is being amortized on a straight-line basis over 20 years.

    On September 24, 1997, the Company acquired Dalcon Technologies, Inc. ("Dalcon") located in Nashville, Tennessee a software developer and provider of radiology information systems for $645,000 in cash and 35,722 shares of the Company's stock valued at $1,934,000. The shares of the Company's Common Stock issued at the closing were subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $2,615,000 and is being amortized on a straight-line basis over 5 years.

    On October 4, 1997, the Company acquired six diagnostic imaging centers located in Ohio (the "Ohio" centers) for approximately $8,018,000 in cash and a $1,750,000 promissory note, which became due on October 2, 1998 and was converted into 657,277 shares of Common Stock. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to $7,791,000 and is being amortized on a straight-line basis over 20 years.

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

    As recommended by the Special Committee, 712 Advisory has repaid to the Company $1,424,000 representing all of the financial advisory fees paid by the Company to 712 Advisory with respect to the acquisition of Wesley, Manhattan, New York, MRI of Jupiter, Presgar, San Jose, Germantown, Port Charlotte and Bronx and Queens centers. See Note 10 of Notes to the Consolidated Financial Statements.

                            MEDICAL RESOURCES, INC.

12. ACQUISITIONS (CONTINUED)
    1996 ACQUISITIONS

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

    On January 12, 1996, the Company consummated the acquisition of the common stock of NurseCare Plus, Inc. ("NurseCare"), a California corporation based in Oceanside, California, which provides supplemental healthcare staffing services for clients including hospitals, clinics and home health agencies in Southern California. The NurseCare acquisition was consummated pursuant to a Stock Purchase Agreement dated as of January 11, 1996 by and among StarMed Staffing, Inc. ("StarMed") and NurseCare. Pursuant to the NurseCare agreement, StarMed acquired from NurseCare all of the common stock of NurseCare for $2,514,000 payable $1,264,000 in cash and a note payable for $1,250,000 bearing interest at prime plus one percent due January 12, 1999. The excess of the purchase price over the fair value of net assets acquired amounted to $2,087,000 and is being amortized on a straight line basis over 20 years. See Note 14.

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

    On June 28, 1996, the Company entered into an Asset Purchase Agreement with WeCare Allied Health Care, Inc. ("WeCare"), a healthcare staffing company. Pursuant to the agreement, the Company acquired certain assets for $1,050,000 cash and a $510,000 note payable bearing interest at prime plus one percent due July 1998. The excess of the purchase price over the fair value of net assets acquired amounted to $1,769,000 and is being amortized on a straight line basis over 20 years. See Note 14.

    On July 3, 1996, the Company acquired a diagnostic imaging center in Centereach, New York ("Centereach"). Pursuant to the acquisition, the Company acquired certain of the assets for approximately $3,100,000 in cash. The excess of the purchase price over the fair value of net assets acquired amounted to $2,989,000 and is being amortized on a straight line basis over 20 years.

    On August 30, 1996, the Company consummated the NMR Acquisition. NMR was engaged directly and through limited partnerships in the operation of eighteen diagnostic imaging centers. Pursuant to the acquisition agreement, NMR was merged into a wholly owned subsidiary of the Company and each issued

                            MEDICAL RESOURCES, INC.

12. ACQUISITIONS (CONTINUED)
and outstanding share of NMR Common Stock was converted into 0.2292 shares of the Company's Common Stock resulting in the issuance of 1,485,500 shares of the Company's Common Stock valued at $39,350,000. The excess of the purchase price and direct acquisition costs (including $200,000 in fees and 40,000 warrants, with an exercise price of $27.00, valued (for accounting purposes only) at $325,000 for financial advisory services issued to the Affiliate) over the fair value of net assets acquired amounted to approximately $35,286,000 and is being amortized on a straight line basis over twenty years.

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

    The following table summarizes the unaudited pro forma results of continuing opertions for the years ended December 31, 1997 and 1996, assuming the 1997 imaging center acquisitions had occurred on January 1, 1997 and 1996 and the 1996 imaging center acquisitions had occurred on January 1, 1996 (in thousands, except per share data):

                                                                                          1997         1996
                                                                                       (UNAUDITED)  (UNAUDITED)
                                                                                       -----------  -----------
Revenue, net.........................................................................   $ 185,309    $ 192,131
Operating income (loss)..............................................................     (17,323)(a)     26,190
Income (loss) before income taxes....................................................     (30,134)      10,360
Net income (loss) from continuing operations.........................................     (31,355)       6,376
Basic net income (loss) per share from continuing operations.........................   $   (4.87)   $    1.70

------------------------

    (a) 1997 pro forma results include a $12,962,000 loss on the impairment of goodwill and other long-lived assets and other unusual charges of $9,723,000. See Note 2 of the Notes to Consolidated Financial Statements for further details.

                            MEDICAL RESOURCES, INC.

13. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly consolidated financial results of continuing operations for the years ended December 31, 1998 and 1997 (in thousands except per share amounts):

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
1998
    Revenue, net......................................................  $  47,022  $  46,626  $  44,176  $  41,232
    Operating income (loss)...........................................     (1,742)     2,668     (2,376)    (8,904)
    Net loss from continuing operations...............................     (5,488)    (1,442)    (6,196)   (11,946)
    Basic earnings (loss) per share from continuing operations........      (0.77)     (0.22)     (0.82)     (1.33)
    Diluted earnings (loss) per share from continuing operations......      (0.77)     (0.22)     (0.82)     (1.33)
1997
    Revenue, net......................................................  $  26,841  $  37,877  $  42,022  $  37,672
    Operating income..................................................      6,713      5,896      9,159    (43,065)
    Net income from continuing operations.............................      3,362      2,628      3,909    (43,805)
    Basic earnings (loss) per share from continuing operations........       0.53       0.39       0.56      (6.06)
    Diluted earnings (loss) per share from continuing operations......       0.50       0.36       0.49      (6.06)

    During the first, second, third and fourth quarters of 1998, the Company recorded unusual charges of $3,760,000, $1,640,000, $4,379,000 and $5,191,000,
respectively. The aggregate amount of such unusual charges of $14,970,000 primarily relates to Convertible Preferred Stock penalties associated with the delay in the effectiveness the Company's Registration Statement, the resolution of the shareholder class action lawsuit, and costs associated with center closings. See Note 2 of the Notes to the Consolidated Financial Statements.

    The fourth quarter of 1997 includes a $12,962,000 loss on the impairment of goodwill and other long-lived assets and other unusual charges of $9,723,000. See Note 2 of the Notes to the Consolidated Financial Statements for further details.

    Quarterly results in 1997 are generally affected by the timing of acquisitions.

14. DISCONTINUED OPERATIONS

    On August 18, 1998, the Company sold 100% of its stockholdings in StarMed to RehabCare Group, Inc. (the "StarMed Sale") for gross proceeds of $33,000,000 (before repayment of $13,786,000 of StarMed's outstanding third party debt in accordance with the terms of sale). Due to the StarMed Sale, the results of operations of StarMed are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

    Net cash proceeds from the StarMed Sale were used as follows: (i) $13,786,000 was used to retire StarMed's outstanding third-party debt (in accordance with the terms of sale) (ii) $2,000,000 was placed in escrow to be available, for a specified period of time, to fund indemnification obligations that may be incurred by the Company (part or all of this amount may be payable to the Company over time), (iii) an additional $2,000,000 was applied as a partial repayment of the Company's $78,000,000 of Senior Notes, and (iv) $2,186,000 was used to fund cash costs associated with the sale. For accounting purposes, the sale resulted in an after-tax gain of $3,905,000 in 1998.

                            MEDICAL RESOURCES, INC.

14. DISCONTINUED OPERATIONS (CONTINUED)
    The table on the following page shows summary balance sheets for StarMed as of December 31, 1997 (in thousands):

ASSETS
Cash and cash equivalents..........................................................  $     455
Accounts receivable, net...........................................................     12,657
Other current assets...............................................................        279
                                                                                     ---------
    Total current assets...........................................................     13,391
Property and equipment, net........................................................        428
Goodwill, net......................................................................     10,442
Other assets.......................................................................        218
                                                                                     ---------
    Total assets...................................................................  $  24,479
                                                                                     ---------
                                                                                     ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current notes and mortgages payable and line of credit.............................  $   4,594
Debt due parent....................................................................      4,000
Accounts payable and accrued expenses..............................................      2,229
                                                                                     ---------
    Total current liabilities......................................................     10,823
Notes and mortgages payable, less current portion..................................      2,827
Debt due parent....................................................................      6,279
Equity.............................................................................      4,550
                                                                                     ---------
    Total liabilities and stockholder's equity.....................................  $  24,479
                                                                                     ---------
                                                                                     ---------

    The following table shows summary statements of operations for StarMed through August 15, 1998, the date of sale, and for the years ended December 31, 1997 and 1996 (in thousands):

                                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                    1998(A)     1997       1996
                                                                                   ---------  ---------  ---------
Net service revenues.............................................................  $  51,087  $  57,974  $  29,023
Office level operating costs and provisions for uncollectible accounts
  receivable.....................................................................     40,568     47,123     24,316
Corporate general and administrative.............................................      7,394      8,089      3,212
Depreciation and amortization....................................................        414        601        502
                                                                                   ---------  ---------  ---------
Operating income.................................................................      2,711      2,161        993
Interest expense, net............................................................        788        353        135
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................      1,923      1,808        858
Provision for income taxes.......................................................        117      1,079        587
                                                                                   ---------  ---------  ---------
Income after income taxes........................................................      1,806        729        271
Gain on sale of StarMed (after tax of $250)......................................      3,905         --         --
                                                                                   ---------  ---------  ---------
Total income from discontinued operations........................................  $   5,711  $     729  $     271
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

(a) 1998 amounts reflect results through August 15, 1998, the date of sale of StarMed.

                            MEDICAL RESOURCES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                       BALANCE AT    ADDITIONS                          BALANCE AT
                                                      BEGINNING OF  CHARGED TO                            END OF
                    DESCRIPTION                          PERIOD       EXPENSE    ADDITIONS/(DEDUCTIONS)   PERIOD
----------------------------------------------------  ------------  -----------  ---------------------  -----------
Year ended December 31, 1996
  Total Allowances for Doubtful Accounts............   $    5,832    $   4,705        $        78(1)
                                                                                             (247)(2)    $  10,368
Year ended December 31, 1997
  Total Allowances for Doubtful Accounts............       10,368       20,364                292(1)
                                                                                          (12,102)(2)       18,922
Year ended December 31, 1998
  Total Allowances for Doubtful Accounts............       18,922       16,459               (477)(1)
                                                                                          (20,879)(2)       14,025

------------------------

(1) Represents provision for bad debts of discontinued operations.

(2) Uncollectible accounts written off, net of recoveries.