Form 10-K/A
period 1998-12-31
MEDICAL RESOURCES INC /DE/
filed 1999-04-26
CIK 725151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

    On October 13, 1998, the Company was notified by NASDAQ that its continued listing on NASDAQ's National Market System was being reviewed due to the Company's failure to meet the $5.00 minimum bid price requirement. On March 19, 1999, the Company appeared at a hearing before the NASDAQ Qualifications Hearing Panel and requested that its stock listing be moved from the Nasdaq National Market System to the Nasdaq SmallCap Market. On April 22, 1999, the NASDAQ notified the Company that, as a result of its continued failure to comply with the requirements for continued listing on the NASDAQ National Market or the NASDAQ Small Cap Market, the Company's Common Stock had been delisted from NASDAQ effective as of the close of business on April 22, 1999.

    The Company believes that its Common Stock is now eligible for trading on the OTC Bulletin Board, an electronic quotation medium in which subscribing NASD members may reflect market making interest in OTC-eligible securities. While there can be no assurance that its Common Stock will trade on the OTC Bulletin Board, the Company believes that market makers will continue to make a market in its shares of Common Stock on the OTC Bulletin Board. It is the Company's intention, going forward, that it would again seek to be listed on NASDAQ or another national securities exchange if and when the Company satisfies the requirements for initial listing.

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

    On October 13, 1998, the Company was notified by NASDAQ that its continued listing on NASDAQ's National Market System was being reviewed due to the Company's failure to meet the $5.00 minimum bid price requirement. On March 19, 1999, the Company appeared at a hearing before the NASDAQ Qualifications Hearing Panel and requested that its stock listing be moved from the NASDAQ National Market System to the NASDAQ SmallCap Market. On April 22, 1999, the NASDAQ notified the Company that, as a result of its continued failure to comply with the requirements for continued listing on the NASDAQ National Market or the NASDAQ Small Cap Market, the Company's Common Stock had been delisted from NASDAQ effective as of the close of business on April 22, 1999.

    The Company believes that its Common Stock is now eligible for trading on the OTC Bulletin Board, an electronic quotation medium in which subscribing NASD members may reflect market making interest in OTC-eligible securities. While there can be no assurance that its Common Stock will trade on the OTC

Bulletin Board, the Company believes that market makers will continue to make a market in its shares of Common Stock on the OTC Bulletin Board. It is the Company's intention, going forward, that it would again seek to be listed on NASDAQ or another national securities exchange if and when the Company satisfies the requirements for initial listing.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Set forth below is certain information with respect to each nominee for director and each executive officer of the Company:

                NAME                      AGE      POSITION
------------------------------------      ---      ---------------------------------------------------------------------
Sally W. Crawford...................          45   Director
Peter B. Davis......................          53   Director
Gary L. Fuhrman.....................          38   Director
John H. Josephson...................          37   Director
Duane C. Montopoli..................          50   Chief Executive Officer, President and Director
Gary N. Siegler.....................          37   Director
D. Gordon Strickland................          52   Chairman of the Board and Director, Chairman of the Executive
                                                   Committee
Michael J. Drumgoole................          53   Senior Vice President--Imaging Business
Christopher J. Joyce................          35   Senior Vice President--Legal Affairs and Administration and Secretary
Geoffrey A. Whynot..................          40   Chief Financial Officer and Senior Vice President--Finance

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

    PETER B. DAVIS was appointed a director of the Company by the Board of Directors in June 1998 and is a member of the Board's Compensation Committee. Mr. Davis is the President and the Chief Executive Officer of St. Joseph Hospital in Nashua, New Hampshire. From January 1997 through June 1998, Mr. Davis was also Interim President and CEO of Optima Healthcare, a New Hampshire joint operating company, where he had been employed since January 1997.

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

    DUANE C. MONTOPOLI was appointed President and Chief Executive Officer and a director of the Company effective January 30, 1998. Mr. Montopoli is a member of the Board's Executive Committee. Previously, Mr. Montopoli was President and Chief Executive Officer of Chemfab Corporation (NYSE:CFA) which he joined in 1986. Until January 1990, he was also a partner in Oak Grove Ventures, a venture Capital firm that he joined in December 1983. Prior to that time, Mr. Montopoli was employed by Arthur Young & Company (now Ernst & Young LLP) where he was a general partner from October 1982 through December 1983.

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

    MICHAEL J. DRUMGOOLE was appointed Senior Vice President-Imaging Business in November 1998. Prior to November 1998, Mr. Drumgoole was Vice President-Sales and Marketing of the Company and held such position since 1993. Mr. Drumgoole has over 20 years in medical sales and has held various sales, sales training and sales management positions within the healthcare industry.

    CHRISTOPHER J. JOYCE was appointed Senior Vice President--Legal Affairs and Administration and Secretary in April 1998. Previously, he was Executive Vice President and General Counsel of Alliance Entertainment Corp., a publicly traded entertainment and music distribution company which filed for protection under Chapter 11 of the United States Bankruptcy Code in July 1997. From February 1992 to July 1995, Mr. Joyce served as Executive Vice President of Business Affairs and General Counsel of Independent National Distributors, Inc., a privately held independent music distribution company. From September 1988 to February 1992, Mr. Joyce was an associate at the law firm of Willkie Farr & Gallagher.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during 1998 all filing requirements applicable to its officers and directors were complied with by such individuals.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth all compensation awarded to, earned by or paid for the fiscal years specified below to certain individuals serving as executive officers of the Company (the "Named Officers") during the fiscal year ended December 31, 1998:

                                                                                                  LONG TERM COMPENSATION
                                                                                               ----------------------------
                                                       ANNUAL COMPENSATION                                AWARDS
                                     --------------------------------------------------------  ----------------------------
                                                                             OTHER ANNUAL        RESTRICTED     SECURITIES
                                                                             COMPENSATION           STOCK       UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR      SALARY($)    BONUS($)         AWARDS(1)           SARS(#)      OPTIONS (2)
-----------------------------------  ---------  -----------  -----------  -------------------  ---------------  -----------
Duane C. Montopoli.................       1998   $ 263,618           --               --                 --        150,000(5)
  President and Chief Executive           1997          --           --               --                 --             --
  Officer (4)                             1996          --           --               --                 --             --

Geoffrey A. Whynot.................       1998   $ 165,056    $ 100,000(6)             --                --         41,666(7)
  Senior Vice President--Finance          1997          --           --               --                 --             --
    and Chief Financial Officer (6)       1996          --           --               --                 --             --

Christopher J. Joyce...............       1998   $ 133,485    $  85,000(8)             --                --         31,333(9)
  Senior Vice-President-                  1997          --           --               --                 --             --
  Legal Affairs and                       1996          --           --               --                 --             --
  Administration (8)

Michael J. Drumgoole...............       1998   $ 133,542    $  32,225               --                 --         16,666
  Senior Vice President--                 1997   $ 115,175           --               --                 --             --
  Imaging Business (10)                   1996   $  11,869           --               --                 --         10,667

Gerald H. (Pete) Allen.............       1998   $ 163,280    $  36,900               --                 --         23,333
  Regional Vice-President-                1997   $  96,999    $  30,000               --                 --             --
  General Manager--South 1                1996     126,031           --               --                 --         10,000
  Eastern Region (11)

Gregory Mikkelsen..................       1998   $ 162,910    $ 216,500               --                 --             --
  President and Chief Executive           1997   $ 179,867    $  10,000               --                 --             --
  Officer of StarMed(12)                  1996   $  68,955           --               --                 --         16,666


                                           ALL OTHER
NAME AND PRINCIPAL POSITION           COMPENSATION($)(3)
-----------------------------------  ---------------------
Duane C. Montopoli.................               --
  President and Chief Executive                   --
  Officer (4)                                     --
Geoffrey A. Whynot.................               --
  Senior Vice President--Finance                  --
    and Chief Financial Officer (6)               --
Christopher J. Joyce...............               --
  Senior Vice-President-                          --
  Legal Affairs and                               --
  Administration (8)
Michael J. Drumgoole...............        $   3,114
  Senior Vice President--                  $   2,315
  Imaging Business (10)                    $   1,821
Gerald H. (Pete) Allen.............               --
  Regional Vice-President-                        --
  General Manager--South 1                        --
  Eastern Region (11)
Gregory Mikkelsen..................               --
  President and Chief Executive                   --
  Officer of StarMed(12)                          --

------------------------------

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

(3) Represents employer matching contributions under the Company's 401(k) plan.

(4) Mr. Montopoli was appointed Chief Executive Officer of the Company on January 30, 1998.

(5) On January 30, 1998, pursuant to the terms of Mr. Montopoli's employment agreement with the Company (the "Montopoli Agreement"), the Company granted to Mr. Montopoli ten-year options to purchase 200,000 shares of Common Stock, 133,333 of which had an exercise price of $31.875 and 66,666 of which had an exercise price of $43.50. Following the Company's 1998 Annual Meeting of Stockholders on July 23, 1998 at which the stockholders approved the Company's 1998 Stock Option Plan, the Compensation Committee of the Board cancelled all of the options granted to Mr. Montopoli in connection with the Montopoli Agreement, and in exchange for such cancellation, granted Mr. Montopoli ten-year options to purchase 150,000 shares of Common Stock, 100,000 of which have an exercise price of $8.625 (representing fair market value as of the date of grant) and 50,000 of which have an exercise price of $20.25, which represented $11.625 over the fair market value of the Common Stock on the date of grant.

(6) Mr. Whynot was appointed Senior Vice President-Finance and Chief Financial Officer of the Company on March 23, 1998. Pursuant to the terms of Mr. Whynot's employment agreement with the Company (the "Whynot Agreement"), Mr. Whynot is entitled to receive a bonus of $100,000 for the year ended December 31, 1998.

(7) On March 23, 1998, pursuant to the terms of the Whynot Agreement, the Company granted to Mr. Whynot ten-year options to purchase 53,333 shares of Common Stock which had an exercise price of $31.875. Following the Company's 1998 Annual Meeting of Stockholders on July 23, 1998 at which the stockholders approved the Company's 1998 Stock Option Plan, the Compensation Committee of the Board cancelled all of the options granted to Mr. Whynot in connection with the Whynot Agreement, and in exchange for such cancellation, granted Mr. Whynot ten-year options to purchase 41,666 shares of Common Stock which have an exercise price of $8.625 (representing fair market value as of the date of grant).

(8) Mr. Joyce was appointed Senior Vice President-Legal Affairs and Administration of the Company on April 6, 1998. Pursuant to the terms of Mr. Joyce's employment agreement with the Company (the "Joyce Agreement"), Mr. Joyce is entitled to receive a bonus of $85,000 for the year ended December 31, 1998.

(9) On March 23, 1998, pursuant to the terms of the Joyce Agreement, the Company granted to Mr. Joyce ten-year options to purchase 40,000 shares of Common Stock which had an exercise price of $31.875. Following the Company's 1998 Annual Meeting of Stockholders on July 23, 1998 at which the stockholders approved the Company's 1998 Stock Option Plan, the Compensation Committee of the Board cancelled all of the options granted to Mr. Joyce in connection with the Joyce Agreement, and in exchange for such cancellation, granted Mr. Joyce ten-year options to purchase 31,333 shares of Common Stock which have an exercise price of $8.625 (representing fair market value as of the date of grant).

(10) Mr. Drumgoole was appointed Senior Vice President-Imaging Business of the Company in November 1998.

(11) Prior to November 1998, Mr. Allen served as Senior Vice President-Imaging Business of the Company.

(12) Prior to the sale of StarMed in August 1998, Mr. Mikkelsen served as President and Chief Executive Office of StarMed.

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

    The Company is a party to an employment agreement with Mr. Michael J. Drumgoole (the "Drumgoole Employment Agreement"). The term of the Drumgoole Employment Agreement shall continue until terminated by either the Company or Mr. Drumgoole. Pursuant to the Drumgoole Employment Agreement, Mr. Drumgoole acts as Senior vice President--Imaging Business, and is entitled to receive an annual base salary of $175,000. Such annual salary may be increased from time to time in the discretion of the Board of Directors. Mr. Drumgoole is also eligible to participate in the Corporation's senior management bonus plans. In the event Mr. Drumgoole's employment is terminated by the Company other than for "Cause" or "Disability" (as such terms are defined in the Drumgoole Employment Agreement), or if Mr. Drumgoole terminates his employment for "Reason" (as defined in the Drumgoole Employment Agreement), the Company shall (i) pay him a lump sum payment equal to his accrued but unpaid salary and a portion of the bonus he would have received for such year; (ii) continue his base salary for a period of 9 months; provided, that such amounts will be offset by any compensation received from another employer; further; provided that if such termination occurs in connection with a "Change in Control" (as defined in the Drumgoole Employment Agreement), Mr. Drumgoole shall receive a lump sum payment equal to 9 months of his then base salary, which amount shall not be subject to reduction for any compensation earned from another employer; and (iii) continue benefits under the Company's employee welfare plans during the salary continuation period unless such benefits are provided by another employer. Under the terms of the Drumgoole Employment Agreement, Mr. Drumgoole is prohibited from competing with the Company for a period of eighteen months following the termination of the Drumgoole Employment Agreement.

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

1992 STOCK OPTION PLAN

    In July 1992, the Company adopted and approved the 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1992 Plan provides for the award of options to purchase up to 80,000 shares of Common Stock, of which 47,334 were subject to outstanding options as of December 31, 1998. The 1992 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1992 Plan, full authority to select Company individuals eligible to participate in the 1992 Plan, including officers, directors (whether or not employees) and consultants. The 1992 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1992 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1992 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1998, no options were granted under the 1992 Plan.

1995 STOCK OPTION PLAN

    In March 1995, the Company adopted and approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1995 Plan provides for the award of options to purchase up to 133,333 shares of Common Stock, of which 43,410 were subject to outstanding options as of December 31, 1998. The 1995 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1995 Plan, full authority to select Company individuals eligible to participate in the 1995 Plan, including officers, directors (whether or not employees) and consultants. The 1995 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1995 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1995 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1998, no options were granted under the 1995 Plan.

1996 STOCK OPTION PLAN

    In February 1996, the Company adopted and approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Plan provides for the award of options to purchase up to 74,666 shares of Common Stock, of which 51,721 were subject to outstanding options as of December 31, 1998. The 1996 Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1996 Plan, full authority to select Company individuals eligible to participate in the 1996 Plan, including officers, directors (whether or not employees) and consultants. The 1996 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1996 Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1996 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1998, no options were granted under the 1996 Plan.

1996 STOCK OPTION PLAN B

    In February 1996, the Company adopted and approved the 1996 Stock Option Plan B (the "1996 B Plan"). The 1996 B Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 B Plan provides for the award of options to purchase up to 333,333 shares of Common Stock, of which 160,109 were subject to outstanding options as of December 31, 1998. The 1996 B Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the 1996 B Plan, full authority to select Company individuals eligible to participate in the 1996 B Plan, including officers, directors (whether or not employees) and consultants. The 1996 B Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1996 B Plan have such vesting schedules and expiration dates as the Stock Option Committee has established or shall establish in connection with each participant in the 1996 B Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1998, no options were granted under the 1996 B Plan.

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

1998 STOCK OPTION PLAN

    In July 1998, the Company's Board of Directors adopted and approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1998 Plan provides for the award of options to purchase up to 500,000 shares of Common Stock, of which 381,166 shares were subject to outstanding options as of December 31, 1998. The 1998 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1998 Plan, full authority to select eligible employees, consultants and directors of the Company and its subsidiaries that may participate in the 1998 Plan and the type, extent and terms of the options granted to them. The 1998 Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1998 Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1998 Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. In fiscal 1998, options to acquire 381,166 shares of Common Stock were granted under the 1998 Plan.

1998 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    In July 1998, the Company's Board of Directors adopted and approved the 1998 Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan is designed to serve as an incentive for retaining qualified persons who are neither employees nor officers of the Company to service as members of the Board of Directors. The Directors Plan provides for the award of options to purchase up to 66,666 shares of Common Stock, of which 20,000 shares were subject to outstanding options as of December 31, 1998. The Directors Plan can be administered by either the Board of Directors or the Compensation Committee. Unless otherwise determined by the Compensation Committee, the Directors Plan provides for automatic grants of options to purchase up to 3,333 shares of Common Stock at the time a person becomes a non-employee director and on an annual basis thereafter. The options granted pursuant to the Directors Plan are not intended to be incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986). Options granted pursuant to the Directors Plan will have exercise prices equal to the fair market value of the Common Stock on the date of grant, will expire ten years from the date of grant and generally vest in equal quarterly installments over a one-year period.

OPTIONS AND WARRANTS GRANTED IN LAST FISCAL YEAR

    The following table sets forth certain information concerning options and warrants granted during the year ended December 31, 1998 to the Named Officers.

                                                                                                                 POTENTIAL
                                                                                                                 REALIZABLE
                                                                                                                 VALUE AT
                                                                                                                  ASSUMED
                                                                                                                  ANNUAL
                                                                                                                 RATES OF
                                                                                                                   STOCK
                                                                INDIVIDUAL GRANTS                                  PRICE
                                                                       (1)                                       APPRECIATION
                                                                PERCENT OF TOTAL                                    FOR
                                                                  OPTIONS/SARS                                    OPTION
                                                                   GRANTED TO         EXERCISE OR                  TERM
                                                   OPTIONS        EMPLOYEES IN        BASE PRICE    EXPIRATION   ---------
                     NAME                          GRANTED         FISCAL YEAR          ($/SH)         DATE       5% ($)
-----------------------------------------------  -----------  ---------------------  -------------  -----------  ---------
Duane C. Montopoli.............................     100,000(1)            24.9%        $   8.625       7/23/08   $ 542,421
                                                     50,000(1)            12.4%        $   20.25       7/23/08   $       0

Geoffrey A. Whynot.............................      41,666(2)            10.4%        $   8.625       7/23/08   $ 226,005
Christopher J. Joyce...........................      31,333(3)             7.8%        $   8.625       7/23/08   $ 169,956
Michael J. Drumgoole...........................      16,666               4.1%         $   8.625       7/23/08   $  90,399
Gerald H. (Pete) Allen.........................      23,333               5.8%         $   8.625       7/23/08   $ 126,563
Gregory Mikkelsen..............................          --                --                 --            --          --


                     NAME                         10% ($)
-----------------------------------------------  ---------
Duane C. Montopoli.............................  $1,374,602
                                                 $ 106,051
Geoffrey A. Whynot.............................  $ 572,742
Christopher J. Joyce...........................  $ 430,704
Michael J. Drumgoole...........................  $ 229,091
Gerald H. (Pete) Allen.........................  $ 320,736
Gregory Mikkelsen..............................         --

------------------------------

(1) On January 30, 1998, pursuant to the terms of Mr. Montopoli's employment agreement with the Company (the "Montopoli Agreement"), the Company granted to Mr. Montopoli ten-year options to purchase 200,000 shares of Common Stock, 133,333 of which had an exercise price of $31.875 and 66,666 of which had an exercise price of $43.50. Following the Company's 1998 Annual Meeting of Stockholders on July 23, 1998 at which the stockholders approved the Company's 1998 Stock Option Plan, the Compensation Committee of the Board cancelled all of the options granted to Mr. Montopoli in connection with the Montopoli Agreement, and in exchange for such cancellation, granted Mr. Montopoli ten-year options to purchase 150,000 shares of Common Stock, 100,000 of which have an exercise price of $8.625 (representing fair market value as of the date of grant) and 50,000 of which have an exercise price of $20.25, which represented $11.625 over the fair market value of the Common Stock on the date of grant.

(2) On March 23, 1998, pursuant to the terms of the Whynot Agreement, the Company granted to Mr. Whynot ten-year options to purchase 53,333 shares of Common Stock which had an exercise price of $31.875. Following the Company's 1998 Annual Meeting of Stockholders on July 23, 1998 at which the stockholders approved the Company's 1998 Stock Option Plan, the Compensation Committee of the Board cancelled all of the options granted to Mr. Whynot in connection with the Whynot Agreement, and in exchange for such cancellation, granted Mr. Whynot ten-year options to purchase 41,666 shares of Common Stock which have an exercise price of $8.625 (representing fair market value as of the date of grant).

(3) On March 23, 1998, pursuant to the terms of the Joyce Agreement, the Company granted to Mr. Joyce ten-year options to purchase 40,000 shares of Common Stock which had an exercise price of $31.875. Following the Company's 1998 Annual Meeting of Stockholders on July 23, 1998 at which the stockholders approved the Company's 1998 Stock Option Plan, the Compensation Committee of the Board cancelled all of the options granted to Mr. Joyce in connection with the Joyce Agreement, and in exchange for such cancellation, granted Mr. Joyce ten-year options to purchase 31,333 shares of Common Stock which have an exercise price of $8.625 (representing fair market value as of the date of grant).

OPTION/WARRANT VALUES

    The following table sets forth, as of December 31, 1998 the number of options and warrants and the value of unexercised options and warrants held by the Named Officers.

                                                                                                                 VALUE OF
                                                                                                                UNEXERCISED
                                                                                                               IN-THE-MONEY
                                                   SHARES                         NUMBER OF UNEXERCISED         OPTIONS AT
                                                  ACQUIRED                     OPTIONS AT DECEMBER 31, 1998    DECEMBER 31,
                                                     IN            VALUE                                        1998 ($)(1)
                                                  EXERCISE       REALIZED     ------------------------------  ---------------
                     NAME                            (#)            ($)        EXERCISABLE    UNEXERCISABLE     EXERCISABLE
----------------------------------------------  -------------  -------------  -------------  ---------------  ---------------
Duane C. Montopoli............................           --             --         60,000          90,000               --
Geoffrey A. Whynot............................           --             --         10,417          31,249               --
Christopher J. Joyce..........................           --             --          7,833          23,500               --
Michael J. Drumgoole..........................           --             --          4,444          28,889               --
Gerald H. (Peter) Allen.......................           --             --          4,444          22,890               --
Gregory Mikkelsen.............................           --             --             --              --               --


                     NAME                         UNEXERCISABLE
----------------------------------------------  -----------------
Duane C. Montopoli............................             --
Geoffrey A. Whynot............................             --
Christopher J. Joyce..........................             --
Michael J. Drumgoole..........................             --
Gerald H. (Peter) Allen.......................             --
Gregory Mikkelsen.............................             --

------------------------------

(1) On December 31, 1998, the last reported sales price for the Common Stock on the Nasdaq Market was $2.25.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table set forth as of March 31, 1999 the number and percentage of shares of Common Stock held by (i) each of the Named Officers and directors of the Company, (ii) all persons who are known by the Company to be the beneficial owners of, or who otherwise exercise voting or dispositive control over, five percent or more of the Company's outstanding Common Stock and (iii) all of the Company's present executive officers and directors as a group:

                                    BENEFICIAL                                        COMMON STOCK    PERCENTAGE OF
                                       OWNER                                            OWNED(1)       OUTSTANDING
-----------------------------------------------------------------------------------  --------------  ---------------

Gary N. Siegler(2)(3)..............................................................      1,406,751           14.5%
  c/o Siegler, Collery & Co.
  10 East 50th Street
  New York, NY 10022

Duane C. Montopoli(4)..............................................................         79,400              *

Gary L. Fuhrman(5).................................................................         40,030              *

John H. Josephson(6)...............................................................         17,290              *

D. Gordon Strickland (7)...........................................................          4,500              *

Sally W. Crawford (8)..............................................................          7,500              *

Geoffrey A. Whynot (9).............................................................         14,917              *

Christopher J. Joyce (10)..........................................................          8,383              *

Peter M. Collery(2)(11)............................................................        994,715           10.6%
  c/o Siegler, Collery & Co.
  10 East 50th Street
  New York, NY 10022

Fir Tree Partners(12)..............................................................        953,666           10.2%
  1211 Avenue of the Americas
  29th Floor
  New York, New York 10036

HHH Investments Limited Partnership(13)............................................        443,333            4.7%
  920 King Street
  Wilmington, DE 19801

TJS Partners, L.P.(14).............................................................      1,304,042           14.0%
  115 East Putnam Avenue
  Greenwich, CT 06830

All executive officers and Directors as a group (9 in Number) (2)(3)(4)(5)(6)......      1,578,771           16.1%

------------------------

*   Less than one percent.

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them.

(2) Messrs. Siegler and Collery, due to their joint ownership of Siegler Collery and other affiliates which control certain other entities which beneficially own an aggregate of 925,816shares of Common Stock are each deemed to beneficially own all of the shares of Common Stock owned of record by all such entities.

(3) Includes 202,887 shares underlying outstanding options which are exercisable immediately or within 60 days, 67,632 shares owned by The Gary N. Siegler Foundation, a charitable foundation, and warrants to acquire 175,000 shares of Common Stock held by 712 Advisory Services, Inc. Mr. Siegler is deemed to beneficially own all of the shares of Common Stock owned of record by such entities.

(4) Includes 60,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(5) Includes 12,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(6) Includes 13,333 shares underlying outstanding options which are exercisable immediately or within 60 days.

(7) Includes 2,500 shares underlying outstanding options which are exercisable immediately or within 60 days.

(8) Includes 2,500 shares underlying outstanding options which are exercisable immediately or within 60 days.

(9) Includes 10,417 shares underlying outstanding options which are exercisable immediately or within 60 days.

(10) Includes 7,883 shares underlying outstanding options which are exercisable immediately or within 60 days.

(11) Includes 17,000 shares underlying outstanding options which are exercisable immediately or within 60 days.

(12) Based solely upon information contained in a Schedule 13D, as amended, filed with the SEC. According to Amendment No. 1 the Schedule 13D, filed on August 12, 1998 with the SEC, Mr. Jeffrey Tannenbaum, in his capacity as the sole shareholder, executive officer, director and principal of Fir Tree Partners, may also be deemed to be the beneficial owner of the shares held by Fir Tree Partners.

(13) Based solely upon information contained in a Schedule 13D, as amended by Amendments Nos. 1, 2, 3 and 4 thereto, filed with the SEC. As disclosed in Amendment No. 4 to such Schedule 13D filed with the SEC on March 3, 1999, the total in the table excludes (i) an aggregate of 127,508 shares of Common Stock owned by three corporations, the sole shareholders of which are the limited partners of HHH Investments Limited Partnership ("HHH"), (ii) 16,666 shares of Common Stock owned by The Francis D. Hussey, Jr. Pension Plan (the "Pension Plan"), (iii) 33,333 shares of Common Stock owned by Francis D. Hussey, Jr. and (iv) 50,000 shares of Common Stock owned by Francis D. Hussey, Jr. and Mary Pat Hussey as an estate by the entireties, and (v) 666 shares owned by Anne C. Hussey-Battaglia, a limited partner of HHH. Mr. Hussey is the president of the general partner of HHH and is the trustee and a beneficiary of the Pension Plan.

(14) Based solely upon information contained in a Schedule 13D filed with the SEC. According to Amednment No. 3 to the Schedule 13D filed with the SEC on January 14, 1999, Mr. Thomas J. Salvatore, in his capacity as the general partner of TJS Management, L.P., the general partner of TJS Partners, L.P., may also be deemed to be the beneficial owner of the shares held by TJS Partners, L.P.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1998, for legal services rendered to the Company, the Company paid legal fees in the amount of approximately $180,000 to Werbel & Carnelutti, of which Stephen Davis, a director of the Company through July 1998, is a partner.

    In October 1997, members of the Company's management communicated to the Board that certain Company stockholders had questioned them regarding the manner in which related-party transactions were scrutinized by the Company and its Board. Management stated that it shared the concerns of these stockholders and had engaged counsel to conduct a review of such transactions. In order to address and satisfy the concerns management had communicated, a Special Committee of the Board of Directors (the "Committee") instituted a special investigation to review all related-party transactions and the adequacy of the disclosure of the same. The review also was to seek to develop recommendations as to what changes, if any, should be made to the Company's procedures regarding related- party transactions.

    In April 1998, the Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report. Accordingly, the Committee recommended and 712 Advisory Services, Inc. ("712 Advisory"), a financial advisory firm and affiliate of the then-Chairman of the Board, Mr. Siegler, agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to 712 Advisory for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Committee's investigations. In addition, the Committee recommended and 712 Advisory agreed to allow the Company to terminate its relationship with 712 Advisory

    The Committee also responded to the directors that it had determined that:
(i) there was no evidence of any federal or state crimes or securities law violations in connection with the related party transactions in question; (ii) all related-party matters were disclosed in public filings; (iii) 712 Advisory performed acquisition advisory services fully consistent with the expectations and understanding of the committee of outside directors that had approved 712 Advisory's acquisition fees; and (iv) the acquisition advisory fees paid to 712 Advisory in connection with the Company's acquisitions in 1997 were within the range of customary acquisition advisory fees paid to investment bankers on transactions of similar size.

    Mr. Siegler and Mr. Neil Koffler, an employee of 712 Advisory and a member of the Board through July 1998, also agreed voluntarily to relinquish 255,000 stock options that were granted to them in May 1997 and permit the Board's Compensation Committee, with the assistance of compensation experts, to determine the appropriate director compensation for 1997. The 255,000 stock options were granted at prices equal to the then current market price, and accordingly, no expense was recorded upon issue nor income reflected upon relinquishment for accounting purposes.

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

     10.3  Waiver and Amendment Agreement, dated September 23, 1998, between the Company and the
           Senior Note Purchasers listed therein. ***********

     10.4  Second Waiver and Amendment, dated as of March 15, 1999, between the Company and the
           Senior Note Purchasers listed therein. ************

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

    10.14  Warrant, dated December 30, 1997, to purchase 817,000 shares of Common Stock issued to RGC International, LDC. *********

    10.15  Employment Agreement, dated January 30, 1998, between the Company and Duane C.
           Montopoli. *********

    10.16  Employment Agreement, dated March 23, 1998, between the Company and Geoffrey A.
           Whynot. *********

    10.17  Employment Agreement, dated April 6, 1998, between the Company and Christopher J.
           Joyce. *********

    10.18  Employment Agreement, dated October 26, 1998, between the Company and Michael J.
           Drumgoole. #

     16    Letter re: Change in Certifying Accountants.********

     21.1  List of Subsidiaries. ************

     23.1  Consent of Independent Auditors--Ernst & Young LLP.#

     23.2  Consent of Independent Accountants--PricewaterhouseCoopers LLP.#

     27.1  Financial Data Schedule. ************

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

   *********  Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  **********  Incorporated herein by reference from the Company's Registration Statement on
              Form S-1 (File No. 333-24865).

 ***********  Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998.

************  Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           #  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                MEDICAL RESOURCES, INC.

                                By:            /s/ DUANE C. MONTOPOLI
                                     -----------------------------------------
                                                 Duane C. Montopoli
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dated: April   , 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on April   , 1999.

          SIGNATURE              CAPACITY IN WHICH SIGNED
------------------------------  ---------------------------

   /s/ D. GORDON STRICKLAND     Chairman of the Board of
------------------------------    Directors
     D. Gordon Strickland

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