Form 10-Q
period 1999-03-31
MEDICAL RESOURCES INC /DE/
filed 1999-05-14
CIK 725151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                          COMMISSION FILE NO. 0-20440

                            MEDICAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               13-3584552
         State of Incorporation)            (IRS Employer Identification No.)

125 STATE STREET, SUITE 200, HACKENSACK,                  07601
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

       Yes /X/                  No / /

    At April 30, 1999, 9,335,918 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the NASDAQ closing price of these shares on that date) held by non-affiliates was $15,456,876.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                Not Applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MEDICAL RESOURCES, INC.

                                     INDEX

                                                                                                            PAGES
                                                                                                          ---------

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.........................          3

            Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998....          4

            Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998....          5

            Notes to Consolidated Financial Statements..................................................       6-11

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......      12-18

PART II.    OTHER INFORMATION...........................................................................         19

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
                                                     ASSETS
Current Assets:
  Cash and cash equivalents............................................................  $   11,984   $   20,997
  Restricted cash......................................................................         900        1,182
  Accounts receivable, net.............................................................      58,453       54,451
  Other receivables....................................................................      10,271        8,140
  Prepaid expenses.....................................................................       3,995        3,819
  Income taxes recoverable.............................................................       2,076        2,322
                                                                                         ----------  ------------
    Total current assets...............................................................      87,679       90,911
Property and equipment, net............................................................      47,970       50,791
Goodwill and other intangible assets, net..............................................     139,128      141,079
Other assets...........................................................................       3,085        3,133
                                                                                         ----------  ------------
  Total assets.........................................................................  $  277,862   $  285,914
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of notes and mortgages payable.......................................  $    7,762   $   11,019
  Current portion of capital lease obligations.........................................       8,494        9,355
  Accounts payable.....................................................................      10,486       10,946
  Accrued expenses and other current liabilities.......................................      24,324       23,356
  Accrued shareholder settlement cost..................................................       5,250        5,250
                                                                                         ----------  ------------
    Total current liabilities..........................................................      56,316       59,926
Notes and mortgages payable, less current portion......................................      91,101       92,556
Obligations under capital leases, less current portion.................................      13,353       15,101
Other long term liabilities............................................................         952        1,061
                                                                                         ----------  ------------
    Total liabilities..................................................................     161,722      168,644
Minority interest......................................................................       5,342        5,047
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares; issued and outstanding 9,336
    shares.............................................................................          93           93
  Series C Convertible Preferred Stock, $1,000 per share stated value; issued and
    outstanding 16 shares; liquidation preference 3% per annum.........................      15,658       15,547
  Additional paid-in capital...........................................................     146,098      146,165
  Accumulated deficit..................................................................     (51,051)     (49,582)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     110,798      112,223
                                                                                         ----------  ------------
Total liabilities and stockholders' equity.............................................  $  277,862   $  285,914
                                                                                         ----------  ------------
                                                                                         ----------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
Net service revenues........................................................................  $  41,888  $  47,022
Cost of operations:
  Cost of services..........................................................................     27,263     30,203
  Provision for doubtful accounts...........................................................      2,202      3,621
  Equipment leases..........................................................................      2,036      1,373
  Depreciation and amortization.............................................................      5,606      6,477
                                                                                              ---------  ---------
      Total cost of operations..............................................................     37,107     41,674
                                                                                              ---------  ---------
  Gross profit..............................................................................      4,781      5,348
Corporate general and administrative expenses...............................................      2,664      3,216
Stock-option based compensation.............................................................         46        114
Unusual charges.............................................................................        280      3,760
                                                                                              ---------  ---------
  Operating income (loss)...................................................................      1,791     (1,742)
Interest expense, net.......................................................................      2,805      3,486
                                                                                              ---------  ---------
  Loss from continuing operations beforeminority interest and income taxes..................     (1,014)    (5,228)
Minority interest (benefit).................................................................        324        181
                                                                                              ---------  ---------
  Loss from continuing operations before income taxes.......................................     (1,338)    (5,409)
Provision for income taxes..................................................................        130         79
                                                                                              ---------  ---------
  Loss from continuing operations...........................................................     (1,468)    (5,488)
Income from discontinued operations, net of tax.............................................         --        749
                                                                                              ---------  ---------
  Net loss..................................................................................     (1,468)    (4,739)
Charges related to convertible preferred stock..............................................       (111)      (135)
                                                                                              ---------  ---------
  Net loss applicable to common stockholders................................................  $  (1,579) $  (4,874)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic and diluted income (loss) per common share applicable to common stockholders:
  Continuing operations.....................................................................  $   (0.17) $   (0.77)
  Discontinued operations...................................................................         --       0.10
                                                                                              ---------  ---------
      Net loss per common share.............................................................  $   (0.17) $   (0.67)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                      ----------------------
                                                                                         1999        1998
                                                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................  $   (1,468) $   (4,739)
                                                                                      ----------  ----------
Adjustments to reconcile net income to cash used in operations--
  Depreciation and amortization.....................................................       5,606       6,648
  Provision for uncollectible accounts receivable...................................       2,022       3,693
  Issuance of warrants and notes to preferred stockholders..........................          --       2,094
  Other, net........................................................................         326         370
Changes in operating assets and liabilities:
  Accounts receivable...............................................................      (7,014)     (9,102)
  Other receivables.................................................................      (1,981)     (2,527)
  Prepaid expenses..................................................................        (193)         57
  Income taxes recoverable or payable...............................................         246         229
  Other assets......................................................................          28         175
  Accounts payable and accrued expenses.............................................         833      (2,831)
  Other liabilities.................................................................        (109)        908
                                                                                      ----------  ----------
    Total adjustments...............................................................        (236)       (286)
                                                                                      ----------  ----------
      Net cash used in operating activities.........................................      (1,704)     (5,025)
                                                                                      ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of diagnostic imaging centers, net of cash sold................................         631          --
Contingent consideration related to prior year acquisitions.........................          --        (334)
Purchase of property and equipment..................................................      (1,159)       (919)
Other, net..........................................................................         (95)         --
                                                                                      ----------  ----------
      Net cash used in investing activities.........................................        (623)     (1,253)
                                                                                      ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes and mortgages payable...................................      (4,077)     (1,878)
Principal payments under capital lease obligations..................................      (2,609)     (2,438)
Borrowings under line of credit.....................................................          --       2,847
Repurchase of Common Stock subject to redemption....................................          --      (2,547)
Other, net..........................................................................          --         128
                                                                                      ----------  ----------
      Net cash used in financing activities.........................................      (6,686)     (3,888)
                                                                                      ----------  ----------
Net decrease in cash and cash equivalents...........................................      (9,013)    (10,166)
Cash and cash equivalents at beginning of year......................................      20,997      23,198
                                                                                      ----------  ----------
Cash and cash equivalents at end of period..........................................  $   11,984  $   13,032
                                                                                      ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash refunded by (paid for) income taxes..........................................  $       15  $      (77)
  Cash paid for interest............................................................      (3,145)     (5,185)

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

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for an entire year.

    The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1998.

    On April 22, 1999, due to the Company's failure to meet the continued listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market, the Company's Common Stock was delisted by Nasdaq. The Company's Common Stock is now traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers.

COST OF SERVICES

    Cost of services as shown on the Consolidated Statement of Operations for the three month periods ended March 31, 1999 and 1998 consist of the following (in thousands):

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Operations payroll and related..........................................  $   9,930  $  11,582
Equipment maintenance expense...........................................      2,307      2,934
Contract radiology fees.................................................      2,264      2,301
Medical supplies........................................................      2,689      2,999
Facilities rent and related.............................................      2,823      2,831
Other center level costs................................................      7,027      7,446
                                                                          ---------  ---------
    Total Diagnostic Imaging............................................     27,040     30,093
Dalcon Technologies, Inc................................................        223        110
                                                                          ---------  ---------
    Total Company.......................................................  $  27,263  $  30,203
                                                                          ---------  ---------
                                                                          ---------  ---------

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

    The computations of basic earnings per share and diluted earnings per share for the three months ended March 31, 1999 and 1998 were as follows (in thousands, except per share amounts):

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Basic and diluted earnings (loss) per share information
Loss from continuing operations..........................................  $  (1,468) $  (5,488)
Income from discontinued operations......................................         --        749
                                                                           ---------  ---------
Net loss.................................................................     (1,468)    (4,739)
Charges related to convertible preferred stock...........................       (111)      (135)
                                                                           ---------  ---------
Net loss applicable to common stockholders...............................  $  (1,579) $  (4,874)
                                                                           ---------  ---------
                                                                           ---------  ---------
Weighted average number of common shares.................................      9,336      7,286
                                                                           ---------  ---------
                                                                           ---------  ---------
Basic and diluted income (loss) per common share:
  Continuing operations..................................................  $   (0.17) $   (0.77)
  Discontinued operations................................................         --       0.10
                                                                           ---------  ---------
Net income (loss) per common share.......................................  $   (0.17) $   (0.67)
                                                                           ---------  ---------
                                                                           ---------  ---------

2. UNUSUAL CHARGES

    During the three months ended March 31, 1999, the Company recorded unusual charges of $280,000 attributable to defense costs relating to the shareholder class action lawsuit. The Company could incur additional unusual charges during the remainder of 1999 relating to the ultimate finalization of the settlement of the shareholder class action lawsuit.

    Unusual charges for the three months ended March 31, 1998 consisted of $2,227,000 related to Convertible Preferred Stock penalties, $883,000 for costs of the investigation of related party transactions, $313,000 associated with the shareholder class action lawsuit and other charges of $337,000.

                            MEDICAL RESOURCES, INC.

3. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net, is comprised of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  ------------
Diagnostic Imaging
  Management fee receivables (net of contractual allowances)
    Due from unaffiliated physicians (Type I revenues)..............   $  37,859    $   33,810
    Due from affiliated physicians (Type III revenues)..............       5,087         5,436
  Patient and third party payor accounts receivable (Type II
    revenues).......................................................      28,181        28,884
                                                                      -----------  ------------
                                                                          71,127        68,130
Dalcon Technologies, Inc............................................       1,456           346
                                                                      -----------  ------------
Accounts receivable before allowance for doubtful accounts..........      72,583        68,476
Less: Allowance for doubtful accounts...............................     (14,130)      (14,025)
                                                                      -----------  ------------
Total accounts receivable, net......................................   $  58,453    $   54,451
                                                                      -----------  ------------
                                                                      -----------  ------------

    Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances, recorded as a reduction in deriving net service revenues, were $34,987,000 and $28,850,000 for the three months ended March 31, 1999 and 1998, respectively.

4. COMMITMENTS AND CONTINGENCIES

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

    The Special Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report. Accordingly, the Special Committee recommended and 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's then Chairman of

                            MEDICAL RESOURCES, INC.

4. COMMITMENTS AND CONTINGENCIES (CONTINUED) the Board ("712 Advisory"), agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to 712 Advisory for 1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Special Committee's investigations. All such amounts have been paid or reimbursed to the Company. In addition, the Special Committee recommended and 712 Advisory agreed to allow the Company to terminate its relationship with 712 Advisory.

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

    On December 18, 1998, attorneys for the plaintiffs in the pending class actions reached an agreement in principle with the Company and certain of the other defendants to settle all of the pending class actions in consideration primarily of (i) a payment of $2.75 million to be provided from the Company's insurer and (ii) the issuance of $5.25 million of Convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes will bear interest at the rate of 8% per annum, will be due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be prepaid in cash by the Company at any time after issuance subject to the payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price per share equal to the greater of $3.00 or 120% of the ten day average closing price of the Company's Common Stock as of the date of the court hearing to be scheduled to approve the agreement in principle. The court hearing to approve the agreement in principle is expected to occur in July 1999.

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

    On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director, and Gary
I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious

                            MEDICAL RESOURCES, INC.

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. The Company intends to defend vigorously against the allegations.

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

    On December 18, 1998, Mr. O'Malley, the Company and the other defendants reached an agreement to settle the O'Malley claims in consideration of (i) the payment to Mr. O'Malley of approximately $117,000 from a letter of credit established by the Company in 1996 for the benefit of Mr. O'Malley, (ii) the Company's agreement to indemnify Mr. O'Malley in connection with future litigation and (iii) the execution of mutual releases by all parties.

    On June 2, 1998, Mr. Ronald Ash filed a complaint against the Company, its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources, Inc. (the latter hereinafter referred to as "Wesley", and both companies collectively, "StarMed"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. On June 24, 1997, the Company, acquired the assets of Wesley, a medical staffing company in San Francisco, California, from Mr. Ash and another party for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. The Ash complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose adverse material information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, rescission of the sale of Wesley.

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

                            MEDICAL RESOURCES, INC.

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The legal proceedings described above are in their preliminary stages. Although the Company believes it has meritorious defenses to all claims against it, the Company is unable to predict with any certainty the ultimate outcome of these proceedings.

    In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations. Accordingly, the Company has made no accrual for any costs associated with such litigation.

    In connection with certain of the Company's 1997 acquisitions, the Company agreed with the sellers to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,659,000 with respect to all such Price Protection Shortfall obligations.

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

    During 1997, the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of
(i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion. Pursuant to the Preferred Stock agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement not later than October 1997 or such other mutually agreed upon date and provided for monthly penalties ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to such date.

    As a result of the Company's failure to register the RGC Conversion Shares until October 3, 1998, the Company: (i) issued warrants to RGC to acquire (a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 share of Common Stock at an exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value of $3,245,000), and (ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1998 RGC Warrants to

                            MEDICAL RESOURCES, INC.

4. COMMITMENTS AND CONTINGENCIES (CONTINUED) acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 RGC Warrants was reduced to $2.73 per share. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock.

    In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC may demand a one-time penalty of $1,490,000 (the "Registration Default Penalty"), payable, at the option of RGC, in cash or additional shares of Common Stock. As of the date hereof, RGC has not demanded the Registration Default Penalty. Purchasers of Common Stock could experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 RGC Warrants and January 1998 RGC Warrants.

5. DISCONTINUED OPERATIONS

    On August 18, 1998, the Company sold 100% of its stockholdings in StarMed (the "StarMed Sale") for net cash proceeds at closing of $15,028,000, plus the elimination of $13,786,000 of StarMed's outstanding third party debt. Due to the StarMed Sale, the results of operations of StarMed for the first quarter of 1998 are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

    The following table shows the summary statement of operations for StarMed for the three months ended March 31, 1998 (in thousands):

Net service revenues...............................................  $  19,816
Office level operating costs and provisions for uncollectible
  accounts receivable..............................................     15,797
Corporate general and administrative...............................      2,856
Depreciation and amortization......................................        171
                                                                     ---------
    Operating income...............................................        992
Interest expense, net..............................................        182
                                                                     ---------
Income before income taxes.........................................        810
Provision for income taxes.........................................         61
                                                                     ---------
Income after income taxes..........................................  $     749
                                                                     ---------
                                                                     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

REVENUE RECOGNITION

    At each of the Company's diagnostic imaging centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician(s)"), generally consisting of radiologists with whom the Company has entered into independent contractor agreements. Pursuant to these agreements, the Company has agreed to provide equipment, premises, comprehensive management and administration, (typically including billing and collection of receivables), and technical imaging services to the Interpreting Physician(s).

    Net service revenues are reported, when earned, at their estimated net realizable amounts from third party payors, patients and others for services rendered at contractually established billing rates which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net service revenues at the time services are rendered. Subject to the foregoing and various State and Federal regulations, imaging centers operated or managed by the Company recognize revenue under one of the three following types of agreements with Interpreting Physician(s):

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

        Type III--Pursuant to a facility service agreement, the Company receives, from an affiliated physician association, a fee for the use of the premises, a fee per procedure for acting as billing and collection agent, and a fee for administrative and technical service performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physician(s). The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less facility lease expense and Interpreting Physician(s) fees), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts.

    Revenues derived from Medicare and Medicaid are subject to audit by such agencies. The Company is not aware of any pending audits.

    The Company also recognizes revenue from the licensing and/or sale of software and hardware comprising radiology information systems which the Company has developed. Such revenues are recognized on an accrual basis as earned.

    For the three months ended March 31, 1999, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 93% for the Type I agreements, 80% to 93% for the Type II agreements and 80% to 87% for the Type III agreements. These agreements generally have terms ranging from one to ten years.

QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

    For the quarter ended March 31, 1999, total Company net service revenues were $41,888,000 versus $47,022,000 for the quarter ended March 31, 1998, a decrease of $5,134,000 or 11%. The decrease in net service revenues was due principally to an expected decrease in personal injury claims business and a continuing gradual decline in reimbursement rates. In addition, during 1998, the Company closed or sold eight imaging centers.

    Net service revenues from personal injury claims, mainly involving automobile accidents, comprised approximately 11% of diagnostic imaging net revenues in the first quarter of 1999, down from approximately 18% in the first quarter of 1998. Management believes this decrease resulted principally from the effects of the Company's intentional reduction in reliance on personal injury revenues due to the high bad debt rate and very long collection cycle associated with such business. In addition, recent legislation in New Jersey and Florida aimed at curtailing auto insurance spending also contributed to the decline in personal injury revenues for the period. This trend, if it continues over time, could have a material adverse effect on the financial results of the Company.

    Management believes that past and future declines in revenues from personal injury claims business will be offset, over time, with other payor class revenues, especially as the Company completes its equipment replacement and upgrade program. Under this equipment replacement program, the Company expects to replace or upgrade approximately 22 MRI systems in its centers by the end of 1999. While not necessarily indicative of future performance at the same or other centers, annualized procedure volumes have increased an average of approximately 46% at three of the Company's centers where new MRI systems were installed during 1998. While the Company intends to finance new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

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

    Costs of services for the three months ended March 31, 1999 were $27,263,000 compared to $30,203,000 for the three months ended March 31, 1998, a decrease of $2,940,000 or 10%. This decrease was due to the closure or sale of eight centers during 1998 and early 1999, and center-level cost reduction initiatives implemented since the beginning of 1998.

    The provision for uncollectible accounts receivable for the quarter ended March 31, 1999 was $2,202,000, or 5% of related net service revenues, compared to the first quarter 1998 provision of

$3,621,000, or 8% of related net service revenues. The decrease in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due to a decline in personal injury claims business which carries higher than average bad debt rates, and improvements made by the Company in billing and collection systems and procedures during late 1998 and early 1999.

    Depreciation and amortization expense for the quarter was $5,606,000, compared to $6,477,000 for the first quarter of 1998, or a decrease of $871,000. The decrease was due primarily to lower medical equipment depreciation, which was partially the result of the Company entering into operating leases throughout 1998 in connection with medical equipment replacements.

    Gross profit margins, which represent net service revenue less center costs as a percent of net service revenue, for both of the quarters ended March 31, 1999 and 1998 was 11%.

    Corporate general and administrative expense for the three months ended March 31, 1999 was $2,664,000, a decrease of $552,000 from the $3,216,000 recorded for the three months ended March 31, 1998 due primarily to lower professional fees and payroll costs.

    During the three months ended March 31, 1999, the Company recorded unusual charges of $280,000 attributable to defense costs relating to the shareholder class action lawsuit. The Company could incur additional unusual charges during the remainder of 1999 relating to the ultimate finalization of the settlement of the shareholder class action lawsuit.

    Unusual charges for the three months ended March 31, 1998 consisted of $2,227,000 related to Convertible Preferred Stock penalties, $883,000 for costs of the investigation of related party transactions, $313,000 associated with the shareholder class action lawsuit and other charges of $337,000.

    Net interest expense for the three months ended March 31, 1999 was $2,805,000 as compared to $3,486,000 for the three months ended March 31, 1998, a decrease of $681,000. This decrease was primarily attributable to the retirement of notes payable and capitalized lease obligations.

    The Company's loss for the quarter ended March 31, 1999 was increased by $324,000 attributable to minority interests, as compared to an increase in the Company's loss of $181,000 for the quarter ended March 31, 1998.

    The provision for income taxes for the three months ended March 31, 1999 was $130,000 as compared to $79,000 for the comparable period last year. The provision for income taxes for the three months ended March 31, 1999 and 1998 consists entirely of estimated state income taxes. For both quarters, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

    The Company's net loss from continuing operations for the quarter ended March 31, 1999 was $1,468,000 compared to the quarter ended March 31, 1998 of $5,488,000.

    The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended March 31, 1999 and 1998 includes charges of $111,000 and $135,000, respectively, as a result of the accretion of the Company's convertible preferred stock.

STARMED SALE

    On August 18, 1998, the Company sold 100% of its stockholdings in StarMed (the "StarMed Sale") for net cash proceeds at closing of $15,028,000, plus the elimination of $13,786,000 of StarMed's outstanding third party debt. Due to the StarMed Sale, the results of operations of StarMed for the first quarter of 1998 are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1999, the Company's primary source of cash flow was from reductions in the Company's cash balances of $9,013,000. The primary uses of cash in the first quarter of 1999 were the repayment of debt of $6,686,000, and operating activities which used $1,704,000 of cash. Cash flow from operating activities during the first quarter of 1999 was adversely impacted by an increase in accounts receivable, net of provision for doubtful accounts, of $4,992,000, of which $3,882,000 related to the Company's diagnostic imaging business and $1,110,000 related to Dalcon Technologies, Inc. The increase attributable to the Company's diagnostic imaging business was due to lower than expected cash collections in the first quarter of 1999, in part related to identified delays in claims processing at certain imaging centers. During April and the first week of May, collections have improved from the levels experienced during the first quarter of 1999 and, during this period, outstanding accounts receivable have decreased.

    During the first quarter of 1998, the Company's primary source of cash flow was from reductions in the Company's cash balances of $10,166,000. The primary uses of cash in the first quarter of 1998 were operating activities which used $5,025,000 of cash, the repurchase of Common Stock subject to redemption of $2,547,000 and the net repayment of debt of $1,469,000.

    The Company has never declared a dividend on its Common Stock and under the Company's Senior Note agreement, the payments of such dividends is not permitted.

WORKING CAPITAL

    The Company had a working capital surplus of $31,363,000 at March 31, 1999 compared to $30,985,000 at December 31, 1998.

OTHER OBLIGATIONS OF THE COMPANY

    In connection with certain of the Company's 1997 acquisitions, the Company agreed with the sellers to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,659,000 with respect to all such Price Protection Shortfall obligations.

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

    During 1997, the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of
(i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion. Pursuant to the Preferred Stock agreements, the Company was required to use its best efforts to include the shares of Common Stock issuable upon conversion of the Series C Preferred Stock (the "RGC Conversion Shares") in an effective Registration Statement not later than October 1997 or such other mutually agreed upon date and provided for monthly penalties ("RGC Registration Penalties") in the event that the Company failed to register the Conversion Shares prior to such date.

    As a result of the Company's failure to register the RGC Conversion Shares until October 3, 1998, the Company: (i) issued warrants to RGC to acquire (a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 share of Common Stock at an exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value of $3,245,000), and (ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1998 RGC Warrants to acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 RGC Warrants was reduced to $2.73 per share. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock.

    In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC may demand a one-time penalty of $1,490,000 (the "Registration Default Penalty"), payable, at the option of RGC, in cash or additional shares of Common Stock. As of the date hereof, RGC has not demanded the Registration Default Penalty. Purchasers of Common Stock could experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 RGC Warrants and January 1998 RGC Warrants.

    In addition to matters discussed above, the Company is subject to litigation that may require additional future cash outlays.

FINANCIAL RESOURCES

    Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of March 31, 1999, the Company's debt, including capitalized lease obligations, totaled $120,710,000. Cash available to Medical Resources, Inc. for general corporate use declined from $13,479,000 at December 31, 1998 to $7,078,000 as of March 31, 1999 (both balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to Medical Resources, Inc. for general corporate purposes). However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's remaining 1999 short term debt which is attributable to non-wholly owned affiliates.

    Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to ongoing cost reduction initiatives and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects 1999 cash flows from operations to improve from the level achieved in 1998 and the first quarter of 1999. Based on these factors, management believes that existing available cash balances, plus expected 1999 cash flows from operations, will be adequate to fund the Company's 1999 cash requirements.

COMMON STOCK

    On April 22, 1999, due to the Company's failure to meet the continued listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market, the Company's Common Stock was delisted by Nasdaq. The Company's Common Stock is now traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. There can be no assurance that the Company's Common Stock will continue to trade on the OTC Bulletin Board. It is the Company's intention to again seek to be listed on Nasdaq or a national securities exchange if and when the Company satisfies the requirements for listing.

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

IMPACT OF YEAR 2000 ON COMPANY'S COMPUTER SOFTWARE

    The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Problem" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominately from the fact that certain computer hardware and many software programs historically recorded a date's "year" in a two-digit format (i.e., "98" for 1998) and therefore may recognize the year "00" as 1900 instead of the Year 2000. The Year 2000 Problem creates potential risks for the Company, including the inability to recognize or properly treat dates occurring on or after January 1, 2000, which may result in computer system failures or miscalculations of critical financial or operational information as well as failures of equipment controlling date-sensitive microprocessors or influencing patient care.

    In addition to it's internal systems, the Company relies heavily on third parties in operating its business. Such third parties include (1) vendors who supply software, hardware and other equipment to the Company, (2) intermediaries that process claims and payments on behalf of various payors, (3) insurance companies, HMO's and other private payors, (4) utilities which provide electricity, water, natural gas and telephone services and (5) vendors of medical supplies and pharmaceuticals used in patient care.

    The Company began formulating a plan in 1998 to address the Year 2000 Problem and to ensure that all relevant systems had been subject to a full Year 2000 review and, if necessary, remediation, replacement or upgrade. Under the plan, the Company has focused on (i) internal financial, operational and medical software and equipment and (ii) the Year 2000 compliance of all third party suppliers and intermediaries doing business with the Company. In connection with its Year 2000 compliance activities, the Company has contacted all outside vendors and intermediaries with which the Company has material relationships and engaged in discussions which will continue throughout 1999 in furtherance of the Company's stated goal of minimizing any adverse impact related to the Year 2000 Problem.

    The Company has completed its assessment of all material financial and billing computer systems. In connection with this review, the Company upgraded its financial accounting systems to Year 2000 compliant systems in January 1999. This system is currently being tested to verify Year 2000 compliance, and such testing should be completed by May 31, 1999. The Company's ICIS billing and collection system will be upgraded in June 1999, and is expected to be fully installed and tested by September 1999. The costs and expenses incurred or expected to be incurred relating to Year 2000 compliance for these systems is currently not expected to be material. Software sold by the Company's wholly-owned subsidiary, Dalcon Technologies, Inc. is expected to be fully Year 2000 compliant and fully installed and tested at all 300 sites supported by Dalcon by September 1999. Computer equipment at Dalcon Technologies, Inc. has been inventoried and testing is underway for Year 2000 compliance. This testing is expected to be completed by June 1999.

    The Company is in the process of completing its review of all diagnostic imaging equipment in operation at the Company's centers. Each piece of diagnostic equipment in operation has computer systems and applications, and in many cases, embedded computer processors. The Company is in communication with all of the manufacturers of such equipment and believes that a majority of the equipment is either currently Year 2000 compliant or can be upgraded (either through software modifications or hardware replacement) to become Year 2000 compliant. The Company expects to complete its review of all diagnostic imaging equipment no later than June 1999, and expects all necessary upgrades or other remediation to be completed no later than September 1999. In the event that certain diagnostic imaging equipment is not Year 2000 compliant and no upgrade or remediation is available, the Company expects to provide for the replacement of such equipment prior to December 1999.

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

    HCFA has announced the establishment of target dates to complete testing of its mission critical systems and to certify to the Secretary of Health and Human Services that its mission critical systems will be Year 2000 compliant. There can be no assurance that HCFA will meet the established timetable or that it will have its mission critical systems, which most directly affect the Company, Year 2000 compliant in time to prevent disruptions to the Medicare payments received by the Company. Moreover, HCFA has announced the delayed implementation of certain new regulations as well as the possible postponement of scheduled rate increases while its resources are redirected towards Year 2000 compliance. While certain members of Congress have taken strong exception to HCFA's announcement to delay rate increases, it is possible that rate increases, which were scheduled to take effect on October 1, 1999, could be delayed until after December 31, 1999.

    The Company estimates that costs and expenses associated with completing the outlined Year 2000 compliance plan will range from $500,000 to $900,000. The Company presently believes that it will substantially complete its internal Year 2000 compliance program prior to January 1, 2000, and that there should be no material adverse impact at such time related to Year 2000 Problems associated with the Company's systems or software. Based on communications with its vendors and suppliers, the Company also believes that each third party or intermediary with whom the Company has a material relationship is currently Year 2000 compliant or scheduled to be Year 2000 compliant by January 1, 2000.

    Despite the Company's best efforts, there can be no assurance that (i) the Company's assessments regarding the Year 2000 Problem are correct; (ii) the Company will be able to successfully complete its Year 2000 review and implement such upgrades and/or remediation as is necessary or (iii) third parties or suppliers with whom the Company does business will avoid Year 2000 Problems which might adversely affect the Company business or operations. While the Company is developing contingency plans to address such failures or unexpected problems (such plans to include identification of alternative suppliers or intermediaries), there can be no assurance that such contingency plans will be adequate to resolve these problems. The Company's contingency plan is expected to be completed by approximately August 31, 1999.

    The Year 2000 Problem involves substantial risk to the Company. The Company believes today that the likely worst case scenario regarding the Year 2000 Problem will involve (1) malfunctions in clinical computer software and hardware at certain of the imaging centers operated and/or managed by the Company, (2) malfunctions in biomedical equipment at certain of the imaging centers operated and/or managed by the Company, (3) temporary disruptions in delivery of medical supplies and utility services at certain of the imaging centers operated and/or managed by the Company and (4) temporary disruptions in payments, especially payments from Medicare and other government programs. The Company expects these events will result in increased expense as the affected facilities refer tests and other procedures to other parties, access alternative suppliers and increase staffing to assure adequate patient care. These events may also cause lost revenue for procedures which certain of the imaging centers operated and/or managed by the Company are unable to perform.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Statements contained in this Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to effectively integrate the operations and information systems of businesses acquired in 1997; the ability of the Company to generate net positive cash flows from operations; the payment timing and ultimate collectibility of accounts receivable from different payor groups (including Personal Injury type); the economic impact of involuntary share repurchases and other payments (including price protection payments and penalty payments) caused by the delay in the effectiveness of the Company's Registration Statement and by the decline in the Company's share price; the potential dilution that would result from the conversion of the Company's Series C Convertible Preferred Stock into common shares at current share prices; the impact of a changing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the ability of the Company to meet all of the conditions precedent to final settlement of the class action litigation against the Company and certain of its Directors pursuant to the settlement agreement-in-principle entered into December 1998; the ultimate economic impact of former management lawsuits against the Company and certain of its Directors; the availability of debt and/or equity capital, on reasonable terms, to finance operations as needed and to finance growth; the availability of lease financing, in general and on reasonable terms, for the replacement or upgrade of the Company's diagnostic equipment as required to remain competitive; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

        a. None

    REPORTS ON FORM 8-K

        b. On January 22, 1999, the Company filed a Current Report of Form 8-K reporting (i) the agreement in principle to settle the class action litigation pending against the Company and (ii) the grant of a hearing before the Nasdaq Qualifications Hearing Panel relating to the Company's request to move its stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MEDICAL RESOURCES, INC.

                                            /s/ DUANE C. MONTOPOLI
                                 ---------------------------------------------
                                              Duane C. Montopoli
                                            CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL EXECUTIVE OFFICER)

                                            /s/ GEOFFREY A. WHYNOT
                                 ---------------------------------------------
                                              Geoffrey A. Whynot
                                      CHIEF FINANCIAL OFFICER AND SENIOR
                                            VICE PRESIDENT--FINANCE
                                        (PRINCIPAL ACCOUNTING OFFICER)

Date: May 13, 1999