Form 10-Q
period 1999-06-30
MEDICAL RESOURCES INC /DE/
filed 1999-08-16
CIK 725151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE URITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                          Commission File No. 0-20440

                            ------------------------

                            MEDICAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                              13-3584552
       (State of Incorporation)           (IRS Employer Identification No.)

     125 STATE STREET, SUITE 200,                       07601
            HACKENSACK, NJ                           (Zip Code)
(Address of Principal Executive Office)

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

                 Yes  /X/                                No  / /

    At July 30, 1999, 9,756,087 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the OTC Bulletin Board closing price of these shares on that date) held by non-affiliates was $12,454,264.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not Applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MEDICAL RESOURCES, INC.

                                     INDEX

                                                                                                             PAGES
                                                                                                           ---------

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets at June 30, 1999 and December 31, 1998...........................          3

            Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998......          4

            Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998........          5

            Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998........          6

            Notes to Consolidated Financial Statements...................................................       7-13

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........      14-23

PART II.    OTHER INFORMATION............................................................................         25

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                           JUNE 30,   DECEMBER 31,
                                                                                             1999         1998
                                                                                           ---------  -------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents..............................................................  $  14,477    $  20,997
  Cash and short-term investments, restricted............................................        800        1,182
  Accounts receivable, net...............................................................     58,535       54,451
  Other receivables......................................................................      8,969        8,140
  Prepaid expenses.......................................................................      3,437        3,819
  Income taxes recoverable...............................................................      1,527        2,322
                                                                                           ---------  -------------
    Total current assets.................................................................     87,745       90,911
Property and equipment, net..............................................................     45,332       50,791
Goodwill and other intangible assets, net................................................    136,197      141,079
Other assets.............................................................................      3,005        3,133
                                                                                           ---------  -------------
    Total assets.........................................................................  $ 272,279    $ 285,914
                                                                                           ---------  -------------
                                                                                           ---------  -------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Senior notes due 2001 through 2005, classified as current..............................  $  76,000    $      --
  Notes and mortgages payable, classified as current.....................................      1,981           --
  Capital lease obligations, classified as current.......................................      5,628           --
  Current portion of notes and mortgages payable.........................................      8,641       11,019
  Current portion of capital lease obligations...........................................      8,560        9,355
  Accounts payable.......................................................................      8,747       10,946
  Accrued expenses and other current liabilities.........................................     25,644       23,356
  Accrued shareholder settlement costs...................................................      5,250        5,250
                                                                                           ---------  -------------
    Total current liabilities............................................................    140,451       59,926
Notes and mortgages payable, less current portion........................................     11,610       92,556
Obligations under capital leases, less current portion...................................      5,285       15,101
Other long term liabilities..............................................................      1,025        1,061
                                                                                           ---------  -------------
    Total liabilities....................................................................    158,371      168,644
Minority interest........................................................................      5,643        5,047
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares; 9,756 shares issued and outstanding at June 30, 1999 and 9,336 shares issued and outstanding at December 31,
    1998.................................................................................         98           93
  Series C Convertible Preferred Stock, $1,000 per share stated value; 14 shares issued and outstanding at June 30, 1999 and 15 shares issued and outstanding at December 31,
    1998; (liquidation preference 3% per annum)..........................................     15,107       15,547
  Additional paid-in capital.............................................................    146,167      146,165
  Accumulated deficit....................................................................    (53,107)     (49,582)
                                                                                           ---------  -------------
    Total stockholders' equity...........................................................    108,265      112,223
                                                                                           ---------  -------------
Total liabilities and stockholders' equity...............................................  $ 272,279    $ 285,914
                                                                                           ---------  -------------
                                                                                           ---------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
Net service revenues........................................................................  $  40,720  $  46,626
Cost of operations:
  Cost of services..........................................................................     26,134     28,129
  Provision for doubtful accounts...........................................................      1,945      3,686
  Equipment leases..........................................................................      2,234      1,632
  Depreciation and amortization.............................................................      5,709      6,158
                                                                                              ---------  ---------
    Total cost of operations................................................................     36,022     39,605
                                                                                              ---------  ---------
  Gross profit..............................................................................      4,698      7,021
Corporate general and administrative expenses...............................................      2,931      2,599
Stock-option based compensation.............................................................         46        114
Unusual charges.............................................................................        434      1,640
                                                                                              ---------  ---------
  Operating income..........................................................................      1,287      2,668
Interest expense, net.......................................................................      2,824      3,426
                                                                                              ---------  ---------
  Income (loss) from continuing operations before minority interest and income taxes........     (1,537)      (758)
Minority interest (benefit).................................................................        300        462
                                                                                              ---------  ---------
  Income (loss) from continuing operations before income taxes..............................     (1,837)    (1,220)
Provision for income taxes..................................................................        220        222
                                                                                              ---------  ---------
  Income (loss) from continuing operations..................................................     (2,057)    (1,442)
Income from discontinued operations, net of tax of $56......................................         --        592
                                                                                              ---------  ---------
  Net income (loss).........................................................................     (2,057)      (850)
Charges related to convertible preferred stock..............................................       (109)      (139)
                                                                                              ---------  ---------
  Net income (loss) applicable to common stockholders.......................................  $  (2,166) $    (989)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic and diluted income (loss) per common share:
  Continuing operations.....................................................................  $   (0.23) $   (0.22)
  Discontinued operations...................................................................         --       0.08
                                                                                              ---------  ---------
    Net income (loss) per common share......................................................  $   (0.23) $   (0.14)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                               FOR THE SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
Net service revenues........................................................................  $  82,608  $  93,648
Cost of operations:
  Cost of services..........................................................................     53,397     58,332
  Provision for doubtful accounts...........................................................      4,147      7,307
  Equipment leases..........................................................................      4,270      3,005
  Depreciation and amortization.............................................................     11,315     12,635
                                                                                              ---------  ---------
    Total cost of operations................................................................     73,129     81,279
                                                                                              ---------  ---------
  Gross profit..............................................................................      9,479     12,369
Corporate general and administrative expenses...............................................      5,595      5,815
Stock-option based compensation.............................................................         92        228
Unusual charges.............................................................................        714      5,400
                                                                                              ---------  ---------
  Operating income..........................................................................      3,078        926
Interest expense, net.......................................................................      5,629      6,912
                                                                                              ---------  ---------
  Income (loss) from continuing operations before minority interest and income taxes........     (2,551)    (5,986)
Minority interest (benefit).................................................................        624        643
                                                                                              ---------  ---------
  Income (loss) from continuing operations before income taxes..............................     (3,175)    (6,629)
Provision for income taxes..................................................................        350        301
                                                                                              ---------  ---------
  Income (loss) from continuing operations..................................................     (3,525)    (6,930)
Income from discontinued operations, net of tax of $117.....................................  $       0      1,341
                                                                                              ---------  ---------
  Net income (loss).........................................................................     (3,525)    (5,589)
Charges related to convertible preferred stock..............................................       (220)      (274)
                                                                                              ---------  ---------
  Net income (loss) applicable to common stockholders.......................................  $  (3,745) $  (5,863)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic and diluted income (loss) per common share:
  Continuing operations.....................................................................  $   (0.40) $   (0.99)
  Discontinued operations...................................................................         --       0.19
                                                                                              ---------  ---------
    Net income (loss) per common share......................................................  $   (0.40) $   (0.80)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                      ----------------------
                                                                                         1999        1998
                                                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................  $   (3,525) $   (5,589)
                                                                                      ----------  ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.....................................................      11,315      12,969
  Provision for uncollectible accounts receivable...................................       4,147       7,455
  Issuance of warrants and notes to preferred stockholders..........................          --       3,334
  Other, net........................................................................         676         936
Changes in operating assets and liabilities:
  Accounts receivable...............................................................      (9,221)    (16,330)
  Other receivables.................................................................        (829)     (5,067)
  Prepaid expenses..................................................................         365       1,023
  Income taxes recoverable or payable...............................................         795       2,349
  Other assets......................................................................         108         336
  Accounts payable and accrued expenses.............................................         414      (3,244)
  Other liabilities.................................................................         (36)      2,929
                                                                                      ----------  ----------
    Total adjustments...............................................................       7,734       6,690
                                                                                      ----------  ----------
      Net cash provided by operating activities.....................................       4,209       1,101
                                                                                      ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of disposals................................      (1,687)     (1,086)
Sale of diagnostic imaging centers, net of cash sold................................         781          --
Change in restricted cash...........................................................         382      (1,144)
Contingent consideration related to prior year acquisitions.........................          --      (1,201)
Other, net..........................................................................          11          --
                                                                                      ----------  ----------
      Net cash used in investing activities.........................................        (513)     (3,431)
                                                                                      ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes and mortgages payable...................................      (6,223)     (4,807)
Principal payments under capital lease obligations..................................      (4,983)     (5,743)
Other borrowings....................................................................       1,515       6,847
Repurchase of Common Stock subject to redemption....................................          --      (3,311)
Other, net..........................................................................        (525)        231
                                                                                      ----------  ----------
      Net cash used in financing activities.........................................     (10,216)     (6,783)
                                                                                      ----------  ----------
Net decrease in cash and cash equivalents...........................................      (6,520)     (9,113)
Cash and cash equivalents at beginning of year......................................      20,997      23,198
                                                                                      ----------  ----------
Cash and cash equivalents at end of period..........................................  $   14,477  $   14,085
                                                                                      ----------  ----------
                                                                                      ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for--
  Cash refunded by (paid for) income taxes..........................................  $      173  $     (301)
  Cash paid for interest............................................................      (5,757)     (6,843)

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    Medical Resources, Inc., (herein referred to as "MRII" and collectively with its subsidiaries, affiliated partnerships and joint ventures, referred to herein as the "Company") specializes in the operation and management of diagnostic imaging centers. The Company operates and manages primarily fixed-site, free-standing outpatient diagnostic imaging centers (herein referred to as "centers"), and provides diagnostic imaging network management services to managed care providers. The Company also develops and markets radiology information systems through its wholly-owned subsidiary, Dalcon Technologies, Inc.

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for an entire year.

    The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1998.

    On April 22, 1999, due to the Company's failure to meet the continued listing requirements of the Nasdaq National Market and the Nasdaq SmallCap Market, the Company's Common Stock was delisted by Nasdaq. The Company's Common Stock is now traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers.

COST OF SERVICES

    Cost of services as shown on the Consolidated Statement of Operations for the three and six month periods ended June 30, 1999 and 1998 consist of the following (in thousands):

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------
Operations payroll and related........................................  $   9,628  $   9,928  $  19,558  $  21,510
Equipment maintenance expense.........................................      2,114      2,748      4,421      5,682
Contract radiology fees...............................................      2,202      2,046      4,466      4,347
Medical supplies......................................................      2,569      2,920      5,258      5,919
Facilities rent and related...........................................      2,869      2,812      5,692      5,643
Other center level costs..............................................      6,617      7,551     13,644     14,997
                                                                        ---------  ---------  ---------  ---------
    Total Diagnostic Imaging..........................................     25,999     28,005     53,039     58,098
Dalcon Technologies, Inc..............................................        135        124        358        234
                                                                        ---------  ---------  ---------  ---------
    Total Company.....................................................  $  26,134  $  28,129  $  53,397  $  58,332
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

    The computations of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 1999 and 1998 were as follows (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED
                                                                                                 SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                         --------------------  --------------------
                                                                           1999       1998       1999       1998
                                                                         ---------  ---------  ---------  ---------
Basic and diluted earnings (loss) per share information:
Loss from continuing operations........................................  $  (2,057) $  (1,442) $  (3,525) $  (6,930)
Income from discontinued operations....................................         --        592         --      1,341
                                                                         ---------  ---------  ---------  ---------
Net loss...............................................................     (2,057)      (850)    (3,525)    (5,589)
Charges related to convertible preferred stock.........................       (109)      (139)      (220)      (274)
                                                                         ---------  ---------  ---------  ---------
                                                                                               $  (3,745)
Net loss applicable to common stockholders.............................  $  (2,166) $    (989)               63)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Weighted average number of common shares...............................      9,537      7,286      9,438      7,286
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Basic and diluted income (loss) per common share:
    Continuing operations..............................................  $   (0.23) $   (0.22) $   (0.40) $   (0.99)
    Discontinued operations............................................         --       0.08         --       0.18
                                                                         ---------  ---------  ---------  ---------
Net income (loss) per common share.....................................  $   (0.23) $   (0.14) $   (0.40) $   (0.80)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

    As of June 30, 1999, the Company failed to meet one of the financial covenants (i.e., the interest coverage ratio requirement) under its $76,000,000 of Senior Notes indebtedness. In August 1999, the holders of the Senior Notes granted the Company, through June 30, 1999, a waiver of that financial covenant requirement. In connection with such waiver, the Company has agreed to prepay $1,000,000 of outstanding principal of the Senior Notes (plus applicable prepayment premium) and adjust the exercise price of warrants to purchase 375,000 shares of Common Stock previously issued to the holders of the Senior Notes from $7.87 per share to $2.62 per share. Also in connection with this waiver, the Company has agreed to prepay an additional $1,000,000 of outstanding principal of the Senior Notes (plus applicable prepayment premium) if and when the Company achieves certain minimum cash flow results. As a result of the waiver described above, the Company is currently in compliance with all financial covenants under the Senior Notes and the Company's other material debt agreements.

    Although the Company is currently in compliance with the financial covenants under its Senior Notes and other material debt agreements, the requirements for meeting certain of the financial covenants under the Senior Notes as of September 30, 1999 increase significantly over those applicable as of June 30, 1999. Consequently, and based upon the recent financial performance of the Company, it is unlikely that all of the financial covenants under the Senior Notes will be met as of September 30, 1999. The Company is currently in discussions with the holders of the Senior Notes for the purpose of resolving this potential

                            MEDICAL RESOURCES, INC.

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY (CONTINUED) default event. Nevertheless, and although the Company has been successful in obtaining waivers or covenant modifications from the Senior Note holders in the past, there can be no assurance that the current discussions will be successful. In the event that the parties are unable to reach agreement on modified financial covenants, it is expected that the Senior Note holders will be entitled, at their discretion any time after September 30, 1999, to exercise certain remedies including acceleration of repayment. Furthermore, certain medical equipment notes and leases of the Company (the "Cross Default Debt") contain provisions which would then allow their holders, at their discretion, to accelerate repayment of such notes, terminate such leases, and seek certain other remedies.

    In the event that the Company (i) fails to meet the financial covenants under the Senior Notes as of September 30, 1999, and (ii) the Senior Note holders, and/or the other obligors with respect to the Cross Default Debt, elect to exercise their respective rights to accelerate their respective obligations, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in material part, no assurance could be given that the Company would be successful in identifying or consummating the financing necessary to satisfy such obligations at that time. As a result of this uncertainty related to the potential future defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt are shown as current liabilities on the Company's Consolidated Balance Sheets at June 30, 1999.

3. UNUSUAL CHARGES

    During the three and six months ended June 30, 1999, the Company recorded unusual charges of $434,000 and $714,000, respectively, attributable to defense costs relating to the shareholder class action lawsuit and other related litigation. The Company has incurred additional unusual charges during the third quarter of 1999 related to the finalization of the settlement of the shareholder class action lawsuit.

    Unusual charges for the three months ended June 30, 1998 consisted of $1,240,000 related to Convertible Preferred Stock penalties, and $400,000 associated with the shareholder class action lawsuit. Unusual charges for the six months ended June 30, 1998 consisted of $3,467,000 related to Convertible Preferred Stock penalties, $883,000 for costs of the investigation of related party transactions, $713,000 associated with the shareholder class action lawsuit and other charges of $337,000.

                            MEDICAL RESOURCES, INC.

4. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net, is comprised of the following (in thousands):

                                                                                           JUNE 30,   DECEMBER 31,
                                                                                             1999         1998
                                                                                           ---------  ------------
Diagnostic Imaging:
Management fee receivables (net of contractual allowances) -
    Due from unaffiliated physicians (Type I revenues)...................................  $  41,620   $   33,810
    Due from affiliated physicians (Type III revenues)...................................      5,364        5,436
Patient and third party payor accounts receivable (Type II revenues).....................     26,562       28,884
                                                                                           ---------  ------------
                                                                                              73,546       68,130
Dalcon Technologies, Inc.................................................................        630          346
                                                                                           ---------  ------------
Accounts receivable before allowance for doubtful accounts...............................     74,176       68,476
Less: Allowance for doubtful accounts....................................................    (15,641)     (14,025)
                                                                                           ---------  ------------
Total accounts receivable, net...........................................................  $  58,535   $   54,451
                                                                                           ---------  ------------
                                                                                           ---------  ------------

    Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances, recorded as a reduction in deriving net service revenues, were approximately $36,509,000 and $30,415,000 for the three months ended June 30, 1999 and 1998, respectively, and approximately $71,496,000 and $59,265,000 for the six months ended June 30, 1999 and 1998, respectively.

5. COMMITMENTS AND CONTINGENCIES

    Between November 1997 and January 1998, several lawsuits were commenced against the Company, certain of the Company's Directors and certain officers concerning certain related party transactions that have since been investigated by a Special Committee of the Board of Directors ("Special Committee"). The complaints in each action assert that the Company and the named defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company. Each action seeks unspecified compensatory damages, with interest, and the costs and expenses incurred in bringing the action. On February 9, 1998, the above-mentioned class actions were consolidated for all purposes in federal district court in New Jersey. On June 30, 1998, the lead plaintiffs in the consolidated class actions served their Consolidated Class Action Complaint, asserting that the Company and the named defendants violated Section 10(b) of the Exchange Act, and that certain named defendants violated Sections 20(a) and 20A of the Exchange Act.

    The Special Committee issued the results of its investigation and certain recommendations in a report to the Company's Board of Directors and on April 6, 1998, the Company's Board of Directors voted to adopt the recommendations contained in the report. Accordingly, the Special Committee recommended and 712 Advisory Services, Inc., a financial advisory firm and affiliate of the Company's then Chairman of the Board ("712 Advisory"), agreed to reimburse the Company approximately $1,424,000 in fees for transactions completed after June 1, 1997, to reimburse $112,500 of the retainer paid to 712 Advisory for

                            MEDICAL RESOURCES, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
1997, to waive payment of an additional $112,500 of fees accrued by the Company for the third and fourth quarters of 1997, and to pay a substantial amount of the expenses associated with the Special Committee's investigations. All such amounts have been paid or reimbursed to the Company. In addition, the Special Committee recommended and 712 Advisory agreed to allow the Company to terminate its relationship with 712 Advisory.

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

    On December 18, 1998, attorneys for the plaintiffs in the pending class actions reached an agreement in principle with the Company and certain of the other defendants to settle all of the pending class actions.

    On August 9, 1999, the federal district court in the District of New Jersey approved the Stipulation of Settlement settling all of the consolidated class action lawsuits pending against the Company in consideration primarily of (i) a payment of $2.75 million to be provided from the Company's insurer (the "Insurance Proceeds") and (ii) the issuance of $5.25 million of convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes will bear interest at the rate of 8% per annum, will be due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be prepaid in cash by the Company at any time after issuance subject to the payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price of $2.62 per share.

    As previously disclosed by the Company, the U.S. Attorney for the District of New Jersey commenced an investigation in connection with the disclosures regarding the related-party transactions referenced above. In addition and as previously disclosed, the Company has received an inquiry from the SEC, but no formal proceedings have been commenced by the SEC. The Company has cooperated fully with these authorities and provided all information requested by them.

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

                            MEDICAL RESOURCES, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On June 2, 1998, Mr. Ronald Ash filed a complaint against the Company, its wholly-owned subsidiaries, StarMed Staffing, Inc. and Wesley Medical Resources, Inc. (the latter hereinafter referred to as "Wesley", and both companies collectively, "StarMed"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. On June 24, 1997, the Company, acquired the assets of Wesley, a medical staffing company in San Francisco, California, from Mr. Ash and another party for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. The Ash complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose adverse material information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, rescission of the sale of Wesley.

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

                            MEDICAL RESOURCES, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As a result of the Company's failure to register the RGC Conversion Shares until October 3, 1998, the Company: (i) issued warrants to RGC to acquire (a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 share of Common Stock at an exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value of $3,245,000), and (ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1998 RGC Warrants to acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 RGC Warrants was reduced to $2.73 per share. The principal amount of and interest accrued on the RGC Penalty Notes may be converted, at the option of the Company or RGC in certain circumstances, into additional shares of Series C Preferred Stock or Common Stock.

    In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC held, until recently (see below), the right to demand a one-time penalty amount equal to 10% of the stated value of the outstanding Series C Preferred Stock (which penalty amount is presently $1,427,500) payable, at the option of RGC, in cash or additional shares of Common Stock (the "Registration Default Penalty"). As of the date hereof, RGC had not demanded the Registration Default Penalty. In July 1999, the Company entered into an agreement (the "Repurchase Agreement) with RGC pursuant to which the Company can repurchase, through September 30, 1999, part or all of the Series C Preferred Stock without payment of any premium and without payment of the Registration Default Penalty, provided such repurchases are funded through a definitive third-party financing agreement entered into by August 30, 1999. The Company's right to obtain financing for the repurchase of the Series C Preferred Stock, whether before or after September 30, 1999, remains subject to the consent of the holders of its Senior Notes. Furthermore, if and to the extent the Series C Preferred Stock is not repurchased by the Company by September 30, 1999 under the terms of the Repurchase Agreement, the contractual provisions previously in effect between the parties shall again become applicable (either as of August 31, 1999 or as of October 1, 1999, depending on whether a definitive third-party financing agreement is entered into by August 30, 1999). There can be no assurance that the Company will be able to obtain the required approval of the holders of the Senior Notes, or enter into a definitive third-party financing agreement by August 30, 1999, sufficient to enable it to repurchase by September 30, 1999 the Series C Preferred Stock. Purchasers of Common Stock could experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 RGC Warrants and January 1998 RGC Warrants.

    During May 1999, RGC converted an additional 623 shares of Series C Preferred Stock into 420,169 shares of Common Stock.

6. DISCONTINUED OPERATIONS

    On August 18, 1998, the Company sold 100% of its stockholdings in StarMed (the "StarMed Sale") for net cash proceeds at closing of $15,028,000, plus the elimination of $13,786,000 of StarMed's outstanding third party debt. Due to the StarMed Sale, the results of operations of StarMed for 1998 are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

                            MEDICAL RESOURCES, INC.

6. DISCONTINUED OPERATIONS (CONTINUED)
    The following table shows the summary statement of operations for StarMed for the three and six months ended June 30, 1998 (in thousands):

                                                                                    THREE MONTHS     SIX MONTHS
                                                                                   ENDED JUNE 30,  ENDED JUNE 30,
                                                                                        1998            1998
                                                                                   --------------  --------------
Net service revenues.............................................................    $   20,490      $   40,307
Office level operating costs and provisions for uncollectible accounts
  receivable.....................................................................        16,400          32,197
Corporate general and administrative.............................................         3,056           5,912
Depreciation and amortization....................................................           163             334
                                                                                        -------         -------
    Operating income.............................................................           871           1,864
Interest expense, net............................................................           223             406
                                                                                        -------         -------
Income before income taxes.......................................................           648           1,458
Provision for income taxes.......................................................            56             117
                                                                                        -------         -------
Income after income taxes........................................................    $      592      $    1,341
                                                                                        -------         -------
                                                                                        -------         -------

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

    Revenues derived from Medicare and Medicaid are subject to audit by such agencies. No such audits have been initiated and the Company is not aware of any pending audits.

    The Company also recognizes revenue from the licensing and/or sale of software and hardware comprising radiology information systems which the Company has developed. Such revenues are recognized on an accrual basis as earned.

    For the three months ended June 30, 1999, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 93% for the Type I agreements, 80% to 93% for the Type II agreements and 80% to 87% for the Type III agreements. These agreements generally have terms ranging from one to ten years.

QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

    For the quarter ended June 30, 1999, total Company net service revenues were $40,720,000 versus $46,626,000 for the quarter ended June 30, 1998, a decrease of $5,906,000 or 13%. The decrease in net service revenues was due principally to the combined effects of, (i) a continuing gradual decline in reimbursement rates, (ii) a decrease in personal injury claims business, and (iii) a modality mix change away from relatively higher priced MRI procedure volumes. In addition, during 1998 and early 1999, the Company closed or sold eight imaging centers.

    Net service revenues from personal injury claims, mainly involving automobile accidents, comprised approximately 10% of diagnostic imaging net revenues in the second quarter of 1999, down from approximately 14% in the second quarter of 1998. Management believes this decrease resulted principally from the effects of the Company's intentional reduction in reliance on personal injury revenues due to the high bad debt rate and very long collection cycle associated with such business. In addition, recent legislation in New Jersey and Florida aimed at curtailing auto insurance spending also contributed to the decline in personal injury revenues for the period. If this trend continues, it could have a material adverse effect on the financial results of the Company.

    Management believes that past and future declines in revenues from personal injury claims business will be offset, over time, with other payor class revenues, especially as the Company completes its equipment replacement and upgrade program. Under this equipment replacement program, the Company expects to replace or upgrade approximately 22 MRI systems in its centers by the end of 1999. While not necessarily indicative of future performance at the same or other centers, annualized procedure volumes have increased an average of approximately 38% at six of the Company's centers where new MRI systems were installed during 1998 and early 1999. While the Company intends to finance new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

    The industry segment in which the Company participates has been experiencing gradual reimbursement rate declines and this is expected to continue for some period of time due to factors such as the expansion of managed care in the United States and reimbursement cuts by U.S. government agencies. The Company will attempt to mitigate the impact of any further decline in reimbursement rates by decreasing its costs and increasing patient referral volumes. Nevertheless, if the rate of decline in reimbursement rates were to materially increase, or if the Company is unsuccessful in reducing its costs or increasing its volumes, the Company's results could be materially and adversely affected over time.

    Costs of services for the three months ended June 30, 1999 were $26,134,000 compared to $28,129,000 for the three months ended June 30, 1998, a decrease of $1,995,000 or 7%. This decrease was due to the closure or sale of eight centers during 1998 and early 1999, and center-level cost reduction initiatives implemented since the beginning of 1998.

    The provision for uncollectible accounts receivable for the quarter ended June 30, 1999 was $1,945,000, or 5% of related net service revenues, compared to the second quarter 1998 provision of $3,686,000, or 8% of related net service revenues. The decrease in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was principally due to the decline in personal injury claims business which carries higher than average bad debt rates, and to improvements made by the Company in billing and collection systems and procedures during late 1998 and early 1999.

    Depreciation and amortization expense for the quarter was $5,709,000, compared to $6,158,000 for the second quarter of 1998, or a decrease of $449,000. The decrease was due primarily to lower diagnostic equipment depreciation, which was partially the result of the Company entering into operating leases throughout 1998 and 1999 in connection with diagnostic equipment replacements.

    Gross profit margins, which represent net service revenue less center costs as a percent of net service revenue, decreased for the quarter ended June 30, 1999 to 12% from 15% for the quarter ended June 30, 1998. This was due primarily to the impact of the decline in revenue described above.

    Corporate general and administrative expense for the three months ended June 30, 1999 was $2,931,000, an increase of $332,000 from the $2,599,000 recorded for the three months ended June 30, 1998. This was due primarily to higher payroll costs.

    During the three months ended June 30, 1999, the Company recorded unusual charges of $434,000 attributable to defense costs relating to the shareholder class action lawsuit and other related litigation. The Company has incurred additional unusual charges during the third quarter of 1999 related to the finalization of the settlement of the shareholder class action lawsuit.

    Unusual charges for the three months ended June 30, 1998 consisted of $1,240,000 related to Convertible Preferred Stock penalties and $400,000 associated with the shareholder class action lawsuit.

    Net interest expense for the three months ended June 30, 1999 was $2,824,000 as compared to $3,426,000 for the three months ended June 30, 1998, a decrease of $602,000. This decrease was primarily attributable to the retirement of notes payable and capitalized lease obligations.

    The Company's loss for the quarter ended June 30, 1999 was increased by $300,000 attributable to minority interests, as compared to an increase in the Company's loss of $462,000 for the quarter ended June 30, 1998.

    The provision for income taxes for the three months ended June 30, 1999 was $220,000 as compared to $222,000 for the comparable period last year. The provision for income taxes for the three months ended June 30, 1999 and 1998 consists entirely of estimated state income taxes. For both quarters, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

    The Company's net loss from continuing operations for the quarter ended June 30, 1999 was $2,057,000 compared to $1,442,000 for the quarter ended June 30, 1998.

    The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended June 30, 1999 and 1998 includes charges of $109,000 and $139,000, respectively, as a result of the accretion of the Company's convertible preferred stock.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

    For the six months ended June 30, 1999, total Company net service revenues were $82,608,000 versus $93,648,000 for the six months ended June 30, 1998, a decrease of $11,040,000 or 12%. The decrease in net service revenues was due principally to the combined effects of, (i) a continuing gradual decline in reimbursement rates, (ii) a decrease in personal injury claims business, and
(iii) a modality mix change away from relatively higher priced MRI procedure volumes. In addition, during 1998 and early 1999, the Company closed or sold eight imaging centers.

    Costs of services for the six months ended June 30, 1999 were $53,397,000 compared to $58,332,000 for the six months ended June 30, 1998, a decrease of $4,935,000 or 8%. This decrease was due to the closure or sale of eight centers during 1998 and early 1999, and center-level cost reduction initiatives implemented since the beginning of 1998.

    The provision for uncollectible accounts receivable for the six months ended June 30, 1999 was $4,147,000, or 5% of related net service revenues, compared to the same period of 1998 provision of $7,307,000, or 8% of related net service revenues. The decrease in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was principally due to the decline in personal injury claims business which carries higher than average bad debt rates, and to improvements made by the Company in billing and collection systems and procedures during late 1998 and early 1999.

    Depreciation and amortization expense for the six month period was $11,315,000, compared to $12,635,000 for the same period of 1998, or a decrease of $1,320,000. The decrease was due primarily to lower diagnostic equipment depreciation, which was partially the result of the Company entering into operating leases throughout 1998 and early 1999 in connection with diagnostic equipment replacements.

    Gross profit margins, which represent net service revenue less center costs as a percent of net service revenue, decreased for the six months ended June 30, 1999 to 11% from 13% for the six months ended June 30, 1998. This was due primarily to the impact of the decline in revenue described above.

    Corporate general and administrative expense for the six months ended June 30, 1999 was $5,595,000, a decrease of $220,000 from the $5,815,000 recorded for the six months ended June 30, 1998.

    During the six months ended June 30, 1999, the Company recorded unusual charges of $714,000 attributable to defense costs relating to the shareholder class action lawsuit and other related litigation.

    Unusual charges for the six months ended June 30, 1998 consisted of $3,467,000 related to Convertible Preferred Stock penalties, $883,000 for costs of the investigation of related party transactions, $713,000 associated with the shareholder class action lawsuit and other charges of $337,000.

    Net interest expense for the six months ended June 30, 1999 was $5,629,000 as compared to $6,912,000 for the six months ended June 30, 1998, a decrease of $1,283,000. This decrease was primarily attributable to the retirement of notes payable and capitalized lease obligations.

    The Company's loss for the six months ended June 30, 1999 was increased by $624,000 attributable to minority interests, as compared to an increase in the Company's loss of $643,000 for the quarter ended June 30, 1998.

    The provision for income taxes for the six months ended June 30, 1999 was $350,000 as compared to $301,000 for the comparable period last year. The provision for income taxes for the six months ended June 30, 1999 and 1998 consists entirely of estimated state income taxes.

    The Company's net loss from continuing operations for the six months ended June 30, 1999 was $3,525,000 compared to $6,930,000 for the six months ended June 30, 1998.

    The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended June 30, 1999 and 1998 includes charges of $220,000 and $274,000, respectively, as a result of the accretion of the Company's convertible preferred stock.

STARMED SALE

    On August 18, 1998, the Company sold 100% of its stockholdings in StarMed (the "StarMed Sale") for net cash proceeds at closing of $15,028,000, plus the elimination of $13,786,000 of StarMed's outstanding third party debt. Due to the StarMed Sale, the results of operations of StarMed for 1998 are herein reflected in the Company's Consolidated Statements of Operations as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1999, the Company's primary source of cash flow was comprised of $4,209,000 from operations, a reduction in the Company's cash balances of $6,520,000, and other borrowings of $1,515,000. The primary use of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable totaling $11,206,000.

    During the six months ended June 30, 1998, the Company's primary source of cash flow was comprised of $1,101,000 from operations, a reduction in the Company's cash balances of $9,113,000, and borrowings under the Company's line of credit of $6,847,000. The primary uses of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable of $10,550,000, and repurchase of Common Stock subject to redemption as a result of the exercise of puts provided by the Company in connection with 1997 acquisitions of $3,311,000.

    The Company has never declared a dividend on its Common Stock and, under the Company's Senior Notes agreement, the payment of such dividends is not permitted.

WORKING CAPITAL

    The Company had a working capital deficit of $31,363,000 at June 30, 1999 compared to a working capital surplus of $30,985,000 at December 31, 1998. The deficit in working capital at June 30, 1999 was caused by the reclassification of certain debt from long-term to current on the Company's Consolidated Balance Sheets due to a potential event of default under the Company's Senior Notes financial covenants (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Resources and Liquidity").

OTHER OBLIGATIONS OF THE COMPANY

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

    In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC held, until recently (see below), the right to demand a one-time penalty amount equal to 10% of the stated value of the outstanding Series C Preferred Stock (which penalty amount is presently $1,427,500) payable, at the option of RGC, in cash or additional shares of Common Stock (the "Registration Default Penalty"). As of the date hereof, RGC had not demanded the Registration Default Penalty. In July 1999, the Company entered into an agreement (the "Repurchase Agreement) with RGC pursuant to which the Company can repurchase, through September 30, 1999, part or all of the Series C Preferred Stock without payment of any premium and without payment of the Registration Default Penalty, provided such repurchases are funded through a definitive third-party financing agreement entered into by August 30, 1999. The Company's right to obtain financing for the repurchase of the Series C Preferred Stock, whether before or after September 30, 1999, remains subject to the consent of the holders of its Senior Notes. Furthermore, if and to the extent the Series C Preferred Stock is not repurchased by the Company by September 30, 1999 under the terms of the Repurchase Agreement, the contractual provisions previously in effect between the parties shall again become applicable (either as of August 31, 1999 or as of October 1, 1999, depending on whether a definitive third-party financing agreement is entered into by August 30, 1999). There can be no assurance that the Company will be able to obtain the required approval of the holders of the Senior Notes, or enter into a definitive third-party financing agreement by August 30, 1999, sufficient to enable it to repurchase by September 30, 1999 the Series C Preferred Stock. Purchasers of Common Stock could experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 RGC Warrants and January 1998 RGC Warrants.

    In addition to matters discussed above, the Company is subject to litigation that may require additional future cash outlays.

FINANCIAL RESOURCES AND LIQUIDITY

    As of June 30, 1999, the Company failed to meet one of the financial covenants (i.e., the interest coverage ratio requirement) under its $76,000,000 of Senior Notes indebtedness. In August 1999, the holders of the Senior Notes granted the Company, through June 30, 1999, a waiver of that financial covenant requirement. In connection with such waiver, the Company has agreed to prepay $1,000,000 of outstanding principal of the Senior Notes (plus applicable prepayment premium) and adjust the exercise price of warrants to purchase 375,000 shares of Common Stock previously issued to the holders of the Senior Notes from $7.87 per share to $2.62 per share. Also in connection with this waiver, the Company has agreed to prepay an additional $1,000,000 of outstanding principal of the Senior Notes (plus applicable prepayment premium) if and when the Company achieves certain minimum cash flow results. As a result of the waiver described above, the Company is currently in compliance with all financial covenants under the Senior Notes and the Company's other material debt agreements.

    Although the Company is currently in compliance with the financial covenants under its Senior Notes and other material debt agreements, the requirements for meeting certain of the financial covenants under the Senior Notes as of September 30, 1999 increase significantly over those applicable as of June 30, 1999. Consequently, and based upon the recent financial performance of the Company, it is unlikely that all of the financial covenants under the Senior Notes will be met as of September 30, 1999. The Company is currently in discussions with the holders of the Senior Notes for the purpose of resolving this potential default event. Nevertheless, and although the Company has been successful in obtaining waivers or covenant modifications from the Senior Note holders in the past, there can be no assurance that the current discussions will be successful. In the event that the parties are unable to reach agreement on modified financial covenants, the Senior Note holders will be entitled, at their discretion any time after September 30, 1999, to exercise certain remedies including acceleration of repayment. Furthermore, certain medical equipment notes and leases of the Company (the "Cross Default Debt") contain provisions which would then allow their holders, at their discretion, to accelerate repayment of such notes, terminate such leases, and seek certain other remedies.

    In the event that the Company (i) fails to meet the financial covenants under the Senior Notes as of September 30, 1999, and (ii) the Senior Note holders, and/or the other obligors with respect to the Cross Default Debt, elect to exercise their respective rights to accelerate their respective obligations, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in material part, no assurance could be given that the Company would be successful in identifying or consummating the financing necessary to satisfy such obligations at that time. As a result of this uncertainty related to the potential future defaults and corresponding remedies described above, the Senior Notes and the Cross Default Debt are shown as current liabilities on the Company's Consolidated Balance Sheets at June 30, 1999.

    Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of June 30, 1999, the Company's debt, including capitalized lease obligations, totaled $117,705,000. Cash available to MRII for general corporate use declined from $13,479,000 at December 31, 1998 to $11,691,000 as of June 30, 1999 (both balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to MRII for general corporate purposes). However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's remaining 1999 short term debt which is attributable to non-wholly owned affiliates.

    Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to ongoing cost reduction initiatives and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects 1999 cash flows from operations to improve from the level achieved in 1998 and the first half of 1999. Based on these factors, and assuming that the Company reaches satisfactory resolution with the Senior Note holders regarding a potential financial covenant default, management believes that existing available cash balances, plus expected 1999 cash flows from operations, will be adequate to fund the Company's 1999 cash requirements.

COMMON STOCK

    On April 22, 1999, due to the Company's failure to meet the continued listing requirements of the Nasdaq National Market and the Nasdaq SmallCap Market, the Company's Common Stock was delisted by Nasdaq. The Company's Common Stock is now traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. There can be no assurance that the Company's Common Stock will continue to trade on the OTC Bulletin Board. It is the Company's intention to again seek to be listed on Nasdaq or a national securities exchange if and when the Company satisfies the requirements for listing.

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

    In addition to its internal systems, the Company relies heavily on third parties in operating its business. Such third parties include (1) vendors who supply software, hardware and other equipment to the Company, (2) intermediaries that process claims and payments on behalf of various payors, (3) insurance companies, HMO's and other private payors, (4) utilities which provide electricity, water, natural gas and telephone services and (5) vendors of medical supplies and pharmaceuticals used in patient care.

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

    The Company has completed its assessment of all material financial and billing computer systems. In connection with this review, the Company upgraded its financial accounting systems to Year 2000 compliant systems in January 1999. This system is currently being tested to verify Year 2000 compliance, and such testing should be completed by September 30, 1999. The Company's ICIS billing and collection system has been upgraded in June 1999, and is expected to be fully installed and tested by October 1999. The costs and expenses incurred or expected to be incurred relating to Year 2000 compliance for these systems is currently not expected to be material. Software sold by the Company's wholly-owned subsidiary, Dalcon Technologies, Inc. is expected to be fully Year 2000 compliant and fully installed and tested at all 300 sites supported by Dalcon by September 1999. Computer equipment at Dalcon Technologies, Inc. has been inventoried and testing is underway for Year 2000 compliance. This testing is expected to be completed by September 1999.

    The Company has completed its review of all diagnostic imaging equipment in operation at the Company's centers. Each piece of diagnostic equipment in operation has computer systems and applications, and in many cases, embedded computer processors. The Company is in communication with all of the manufacturers of such equipment and believes that a majority of the equipment is either currently Year 2000 compliant or can be upgraded (either through software modifications or hardware replacement) to become Year 2000 compliant. The Company expects all necessary upgrades or other remediation to be completed no later than October 1999. In the event that certain diagnostic imaging equipment is not Year 2000 compliant and no upgrade or remediation is available, the Company expects to provide for the replacement of such equipment prior to December 1999.

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

    Despite the Company's best efforts, there can be no assurance that (i) the Company's assessments regarding the Year 2000 Problem are correct; (ii) the Company will be able to successfully complete its Year 2000 review and implement such upgrades and/or remediation as is necessary or (iii) third parties or suppliers with whom the Company does business will avoid Year 2000 Problems which might adversely affect the Company business or operations. While the Company is developing contingency plans to address such failures or unexpected problems (such plans to include identification of alternative suppliers or intermediaries), there can be no assurance that such contingency plans will be adequate to resolve these problems. The Company's contingency plan is expected to be completed by approximately September 30, 1999.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Statements contained in this Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to effectively integrate the operations and information systems of acquired businesses; the ability of the Company to generate net positive cash flows from operations; the payment timing and ultimate collectibility of accounts receivable from different payor groups (including Personal Injury type); the potential dilution that would result from the conversion of the Company's Series C Convertible Preferred Stock into common shares at current share prices; the impact of a changing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the ability of the Company to obtain financing (and all required consents and approvals), pursuant to a definitive third-party financing agreement entered into by August 30, 1999, sufficient to enable it to repurchase by September 30, 1999 the Series C Convertible Preferred Stock and thereby avoid the 15% repurchase premium amount (if it otherwise would have become applicable) and the 10% penalty amount; the ultimate economic impact of former management lawsuits against the Company and certain of its Directors; the availability of debt and/or equity capital, on reasonable terms, to finance operations as needed and to finance growth; the availability of lease financing, in general and on reasonable terms, for the replacement or upgrade of the Company's diagnostic equipment as required to remain competitive; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  EXHIBITS

       10.1 Waiver and Amendment regarding the Company's Senior Note Agreement, between the Company and the institutional investors party thereto, dated August 6, 1999.

    b.  REPORTS ON FORM 8-K

       None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDICAL RESOURCES, INC.

                                                  /s/ Duane C. Montopoli

                                          --------------------------------------
                                                    Duane C. Montopoli
                                                 CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)

                                                  /s/ Geoffrey A. Whynot

                                          --------------------------------------
                                                    Geoffrey A. Whynot
                                            CHIEF FINANCIAL OFFICER AND SENIOR
                                                 VICE PRESIDENT--FINANCE
                                              (PRINCIPAL ACCOUNTING OFFICER)

Date: August 13, 1999