Form 10-Q
period 1999-09-30
MEDICAL RESOURCES INC /DE/
filed 1999-11-15
CIK 725151

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                           Commission File No. 0-20440

                             MEDICAL RESOURCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                             13-3584552
      (State of Incorporation)          (IRS Employer Identification No.)

125 STATE STREET, SUITE 200, HACKENSACK, NJ                            07601
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

            Yes /X/                                         No /_/

      At October 29, 1999, 9,756,087 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the OTC Bulletin Board closing price of these shares on that date) held by non-affiliates was $7,333,327.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

================================================================================

                             Medical Resources, Inc.
                                      Index


                                                                          Pages
                                                                          -----

PART I.      FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets at September 30, 1999 and
               December 31, 1998........................................      3
             Consolidated Statements of Operations for the three months
               ended September 30, 1999 and 1998........................      4
             Consolidated Statements of Operations for the nine months
               ended September 30, 1999 and 1998........................      5
             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1999 and 1998........................      6
             Notes to Consolidated Financial Statements.................   7-13
Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................  14-24
PART II.     OTHER INFORMATION..........................................     25


                             Medical Resources, Inc.
                           Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                      September 30,     December 31,
                                                                                          1998              1999
                                                                                      -------------     ------------

                                  ASSETS

 Current Assets:
   Cash and cash equivalents ....................................................       $   7,269        $  20,997
   Cash and short-term investments, restricted ..................................             800            1,182
   Accounts receivable, net .....................................................          55,870           54,451
   Other receivables ............................................................           9,157            8,140
   Prepaid expenses .............................................................           3,317            3,819
   Income taxes recoverable .....................................................           1,577            2,322
                                                                                        ---------        ---------
     Total current assets .......................................................          77,990           90,911
 Property and equipment, net ....................................................          35,038           50,791
 Goodwill and other intangible assets, net ......................................         114,143          141,079
 Other assets ...................................................................           2,587            3,133
                                                                                        ---------        ---------
     Total assets ...............................................................       $ 229,758        $ 285,914
                                                                                        =========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Senior notes due 2001 through 2005, classified as current ....................       $  75,000        $      --
   Notes and mortgages payable, classified as current ...........................           1,685               --
   Capital lease obligations, classified as current .............................           4,841               --
   Current portion of notes and mortgages payable ...............................           7,186           11,019
   Current portion of capital lease obligations .................................           8,313            9,355
   Accounts payable .............................................................           9,548           10,946
   Accrued expenses and other current liabilities ...............................          29,306           23,356
   Accrued shareholder settlement costs .........................................              --            5,250
                                                                                        ---------        ---------
      Total current liabilities .................................................         135,879           59,926
Notes and mortgages payable, less current portion ...............................          15,900           92,556
Obligations under capital leases, less current portion ..........................           4,218           15,101
Other long term liabilities .....................................................           1,367            1,061
                                                                                        ---------        ---------
     Total liabilities ..........................................................         157,364          168,644
Minority interest ...............................................................           5,724            5,047
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares; 9,756 shares issued and outstanding at September 30, 1999 and 9,336 shares issued and outstanding
    at December 31, 1998 ........................................................              98               93
  Series C Convertible Preferred Stock, $1,000 per share stated value; 14 shares issued and outstanding at September 30, 1999 and 15 shares issued and
    outstanding at December 31, 1998; (liquidation preference 3% per annum) .....          15,213           15,547
  Additional paid-in capital ....................................................         145,527          146,165
  Accumulated deficit ...........................................................         (94,168)         (49,582)
                                                                                        ---------        ---------
    Total stockholders' equity ..................................................          66,670          112,223
                                                                                        ---------        ---------
Total liabilities and stockholders' equity ......................................       $ 229,758        $ 285,914
                                                                                        =========        =========


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                             Medical Resources, Inc.
                      Consolidated Statements of Operations
                      For the Three Months Ended September
                        30, 1999 and 1998 (in thousands,
                            except per share amounts)
                                   (unaudited)


                                                                  For the Three Months
                                                                   Ended September 30,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------

Net service revenues ........................................     $ 37,551      $ 44,176
Cost of services ............................................       27,085        27,797
                                                                  --------      --------
  Gross profit ..............................................       10,466        16,379
Provision for doubtful accounts .............................        4,949         3,377
Corporate general and administrative expenses ...............        3,178         3,055
Equipment leases ............................................        2,860         1,835
Depreciation and amortization ...............................        5,547         6,109
Loss on impairment of goodwill and other assets .............       29,825            --
Loss on sale and closure of centers .........................        1,150         3,489
Other unusual charges .......................................        1,012           890
                                                                  --------      --------
  Operating loss ............................................      (38,055)       (2,376)
Interest expense, net .......................................        2,834         3,484
Minority interest ...........................................           82           176
                                                                  --------      --------
  Loss from continuing operations before income taxes .......      (40,971)       (6,036)
Provision for income taxes ..................................           90           160
                                                                  --------      --------
  Loss from continuing operations ...........................      (41,061)       (6,196)
Discontinued operations:
  Gain on sale of discontinued operations, net of tax of $250           --         3,905
  Income from discontinued operations, net of tax of $0 .....           --           465
                                                                  --------      --------
  Net loss ..................................................      (41,061)       (1,826)
Charges related to convertible preferred stock ..............         (106)         (116)
                                                                  --------      --------
  Net loss applicable to common stockholders ................     $(41,167)      $(1,942)
                                                                  ========      ========
Basic and diluted income (loss) per common share:
  Continuing operations .....................................     $  (4.22)     $  (0.82)
  Discontinued operations ...................................           --          0.57
                                                                  --------      --------
    Net loss per common share ...............................     $  (4.22)     $  (0.25)
                                                                  ========      ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             Medical Resources, Inc.
                      Consolidated Statements of Operations
                       For the Nine Months Ended September
                        30, 1999 and 1998 (in thousands,
                            except per share amounts)
                                   (unaudited)


                                                                     For the Nine Months
                                                                      Ended September 30,
                                                                   ------------------------
                                                                      1999           1998
                                                                   ---------      ---------

Net service revenues .........................................     $ 120,159      $ 137,824
Cost of services .............................................        80,182         86,129
                                                                   ---------      ---------
   Gross profit ..............................................        39,977         51,695
Provision for doubtful accounts ..............................         9,096         10,684
Corporate general and administrative expenses ................         9,165          9,098
Equipment leases .............................................         7,130          4,840
Depreciation and amortization ................................        16,862         18,744
Loss on impairment of goodwill and other assets ..............        29,825             --
Loss on sale and closure of centers ..........................         1,150          3,489
Other unusual charges ........................................         1,726          6,290
                                                                   ---------      ---------
  Operating loss .............................................       (34,977)        (1,450)
Interest expense, net ........................................         8,463         10,396
Minority interest ............................................           706            819
                                                                   ---------      ---------
  Loss from continuing operations before income taxes ........       (44,146)       (12,665)
Provision for income taxes ...................................           440            461
                                                                   ---------      ---------
  Loss from continuing operations ............................       (44,586)       (13,126)
Discontinued Operations:
  Gain on sale of discontinued operations, net of tax of $250             --          3,905
  Income from discontinued operations, net of tax of $117 ....            --          1,806
                                                                   ---------      ---------
  Net loss ...................................................       (44,586)        (7,415)
Charges related to convertible preferred stock ...............          (326)          (390)
                                                                   ---------      ---------
  Net loss applicable to common stockholders .................     $ (44,912)     $  (7,805)
                                                                   =========      =========

Basic and diluted income (loss) per common share:
  Continuing operations ......................................     $   (4.71)     $   (1.82)
  Discontinued operations ....................................            --           0.77
                                                                   ---------      ---------
    Net loss per common share ................................     $   (4.71)     $   (1.05)
                                                                   =========      =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             Medical Resources, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)


                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                             -----------------------
                                                                               1999          1998
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................     $(44,586)     $ (7,415)
                                                                             --------      --------
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization ........................................       16,862        18,744
  Provision for uncollectible accounts receivable ......................        9,096        10,684
  Issuance of warrants and notes to preferred stockholders .............           --         3,644
  Loss on impairment of goodwill and other long lived assets ...........       29,825            --
  Gain on sale of discontinued business ................................           --        (3,905)
  Other, net ...........................................................          803         1,701
Changes in operating assets and liabilities:
  Accounts receivable ..................................................      (11,505)      (18,895)
  Other receivables ....................................................       (1,017)       (3,922)
  Prepaid expenses .....................................................          485           139
  Income taxes recoverable or payable ..................................          745         2,309
  Other assets .........................................................          526           864
  Accounts payable and accrued expenses ................................        2,621        (4,919)
  Other liabilities ....................................................          306         2,125
                                                                             --------      --------
    Total adjustments ..................................................       48,747         8,569
                                                                             --------      --------
      Net cash provided by operating activities ........................        4,161         1,154
                                                                             --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of disposals ...................       (2,444)       (2,591)
Net proceeds from sale of discontinued business ........................           --        28,814
Sale of diagnostic imaging centers, net of cash sold ...................          781            --
Change in restricted cash ..............................................          382        (1,416)
Contingent consideration related to prior year acquisitions ............           --        (2,833)
Other, net .............................................................           --           473
                                                                             --------      --------
    Net cash provided by (used in) investing activities ................       (1,281)       22,447
                                                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes and mortgages payable ......................       (9,934)      (10,666)
Principal payments under capital lease obligations .....................       (7,084)       (8,241)
Other borrowings .......................................................        1,515         6,950
Retirement of debt in connection with sale of discontinued business ....           --       (13,786)
Repurchase of Common Stock subject to redemption .......................           --        (4,775)
Other, net .............................................................       (1,105)          128
                                                                             --------      --------
    Net cash used in financing activities ..............................      (16,608)      (30,390)
                                                                             --------      --------
Net decrease in cash and cash equivalents ..............................      (13,728)       (6,789)
Cash and cash equivalents at beginning of year .........................       20,997        23,198
                                                                             --------      --------
Cash and cash equivalents at end of period .............................     $  7,269      $ 16,409
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for -
   Cash refunded by income taxes, net ..................................     $     93      $    972
   Cash paid for interest ..............................................       (8,469)      (12,588)


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

COST OF SERVICES

      Cost of services as shown on the Consolidated Statement of Operations for the three and nine month periods ended September 30, 1999 and 1998 consist of the following (in thousands):


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   -------------------     -------------------
                                    1999        1998        1999        1998
                                   -------     -------     -------     -------

Operations payroll and related     $10,191     $10,310     $29,649     $31,820
Equipment maintenance expense        2,266       2,884       6,687       8,566
Contract radiology fees ......       2,109       2,046       6,575       6,393
Medical supplies .............       2,579       2,368       7,837       8,287
Facilities rent and related ..       3,315       3,022       9,453       8,665
Other center level costs .....       6,387       6,777      19,385      21,774
                                   -------     -------     -------     -------
  Total Diagnostic Imaging ...      26,847      27,407      79,586      85,505
Dalcon Technologies, Inc. ....         238         390         596         624
                                   -------     -------     -------     -------
  Total Company ..............     $27,085     $27,797     $80,182     $86,129
                                   =======     =======     =======     =======


RECLASSIFICATION

      Certain prior year amounts have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

      The computations of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 were as follows (in thousands, except per share amounts):


                                                              Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                            ----------------------      ----------------------
                                                              1999          1998          1999          1998
                                                            --------      --------      --------      --------
Basic and diluted earnings (loss) per share information:
Loss from continuing operations .......................     $(41,061)     $ (6,196)     $(44,586)     $(13,126)
Income from discontinued operations ...................           --         4,370            --         5,711
                                                            --------      --------      --------      --------
Net loss ..............................................      (41,061)       (1,826)      (44,586)       (7,415)
Charges related to convertible preferred stock ........         (106)         (116)         (326)         (390)
                                                            --------      --------      --------      --------
Net loss applicable to common stockholders ............     $(41,167)     $ (1,942)     $(44,912)     $ (7,805)
                                                            ========      ========      ========      ========
Weighted average number of common shares ..............        9,756         7,687         9,545         7,433
                                                            ========      ========      ========      ========
Basic and diluted income (loss) per common share:
  Continuing operations ...............................     $  (4.22)     $  (0.82)     $  (4.71)     $  (1.82)
  Discontinued operations .............................           --          0.57            --          0.77
                                                            --------      --------      --------      --------
Net income (loss) per common share ....................     $  (4.22)     $  (0.25)     $  (4.71)     $  (1.05)
                                                            ========      ========      ========      ========


2.    BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING
      LIQUIDITY

      As of September 30, 1999, the Company failed to meet certain of the financial covenants under its $75,000,000 of Senior Notes indebtedness. Management and the holders of the Senior Notes are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. Although in the past, the Company has been successful in obtaining necessary waivers and amendments from the holders of the Senior Notes, there can be no assurance that the holders of the Senior Notes will provide the Company with an amendment or waiver of the defaults. In addition, certain medical equipment notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

      In the event that the holders of the Senior Notes or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at September 30, 1999. Accordingly, the Company has a deficit in working capital of $57,889,000 at September 30, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the holders of the Senior Notes in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following: (i) the Company continues to consider certain strategic alternatives and other transactions, including mergers or debt and equity financing transactions, and (ii) in order to improve future profitability and enhance cash flow, during the third quarter the Company identified four centers that it will sell or close and expects to identify additional centers that it may sell or close during the fourth quarter.

      The financial statements, however, do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

3. LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS, AND LOSS ON SALE AND CLOSURE OF CENTERS

     During the third quarter of 1999, the Company recorded a $29,825,000 non-cash loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $21,763,000, other intangibles of $508,000 and fixed assets of $7,554,000. The impairment relates primarily to eleven of the Company's diagnostic imaging centers that are under-performing. The Company has recorded impairment losses for these centers because the sum of their expected future cash flows, determined based on an assumed continuation of current operating methods and structures, is less than the carrying value of the related long-lived assets. The Company's assessment of future cash flows for these centers reflects the recent negative trends in the diagnostic imaging business including continued erosion of reimbursement rates and further expansion of capacity through the opening of new competing centers in certain of the Company's markets. Due to these trends, the Company has determined that its plans for operating improvements in these centers will likely not be adequate to cause these centers to be sufficiently successful in the future to recover the value of recorded goodwill and other long-lived assets.

     During the third quarters of 1999 and 1998, the Company also recorded losses on the sale and closure of diagnostic imaging centers of $1,150,000 and $3,489,000, respectively. The 1999 loss consists of (i) $730,000 for the estimated equipment removal, facility restoration and related costs and (ii) $420,000 for legal and professional fees and employee termination costs. In addition, the Company remains obligated under certain facility leases related to such centers aggregating $68,000 per month until such time as the facilities are subleased, or the lease expires. The 1998 loss consists of (i) $1,602,000 for the estimated costs to exit equipment lease and maintenance agreements and facility lease agreements, (ii) $1,481,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, and (iii) $406,000 for estimated equipment removal, facility restoration and related costs.

     During the fourth quarter, the Company expects to identify additional centers (including certain of the eleven centers described above) that it may sell or close and may incur additional losses associated with such sales or closures.

4.    OTHER UNUSUAL CHARGES

      During the third quarters of 1999 and 1998, the Company recorded other unusual charges of $1,012,000 and $890,000, respectively. The 1999 charge consists of (i) $531,000 of defense costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter), (ii) $215,000 of costs associated with the investigation of possible strategic alternatives by the Company, (iii) $208,000 of severance costs and (iv) $58,000 of other costs. The 1998 charge consists of (i) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations, (ii) $360,000 for penalties associated with the delay in the effectiveness of the Company's Registration Statement and (iii) $150,000 for defense costs associated with the shareholder class action lawsuit and other related litigation.

      During the nine month periods ended September 30, 1999 and 1998, the Company recorded other unusual charges of $1,726,000 and $6,290,000, respectively. The 1999 charge consists of (i) $1,245,000 of defense costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter), (ii) $215,000 of costs associated with the investigation of possible strategic alternatives by the Company, (iii) $208,000 of severance costs and
(iv) $58,000 of other costs. The 1998 charge consists of (i) $3,827,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with the delay in the effectiveness the Company's Registration Statement, (ii) $863,000 for defense costs associated with the shareholder class action lawsuit and other related litigation, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (iv) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (v) $337,000 for management termination benefits and related costs.

4.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, is comprised of the following (in thousands):


                                                                               September 30,  December 31,
                                                                                   1999          1998
                                                                                 --------      --------
Diagnostic Imaging:
   Management fee receivables (net of contractual allowances) -
     Due from unaffiliated physicians (Type I revenues) ....................     $ 28,053      $ 33,810
     Due from affiliated physicians (Type III revenues) ....................       16,440         5,436
   Patient and third party payor accounts receivable (Type II revenues) ....       27,407        28,884
                                                                                 --------      --------
                                                                                   71,900        68,130
Dalcon Technologies, Inc. ..................................................          973           346
                                                                                 --------      --------
Accounts receivable before allowance for doubtful accounts .................       72,873        68,476
Less: Allowance for doubtful accounts ......................................      (17,003)      (14,025)
                                                                                 --------      --------
Total accounts receivable, net .............................................     $ 55,870      $ 54,451
                                                                                 ========      ========


      During the third quarter of 1999, certain of the Company's imaging centers changed their legal structure such that the centers' revenue recognition method changed from Type I to Type III. This change had no effect on reported operating earnings and only a minor effect on reported net service revenues.

      Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances, recorded as a reduction in deriving net service revenues, were approximately $32,841,000 and $32,849,000 for the three months ended September 30, 1999 and 1998, respectively, and approximately $104,337,000 and $92,114,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

      On August 9, 1999, the federal district court in the District of New Jersey approved the Stipulation of Settlement settling all of the consolidated class action lawsuits pending against the Company in consideration primarily of
(i) a payment of $2,750,000 to be provided from the Company's insurer (the "Insurance Proceeds") and (ii) the issuance of $5,250,000 of convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5,250,000 of Convertible Subordinated Notes bear interest at the rate of 8% per annum, are due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be prepaid in cash by the Company at any time after issuance subject to the payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price of $2.62 per share.

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

      On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director, and Gary
I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its

Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. The action is in the early stages of discovery, and the Company intends to defend vigorously against the allegations.

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

      In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC holds the right to demand a one-time penalty amount equal to 10% of the stated value of the outstanding Series C Preferred Stock (which penalty amount is presently $1,427,500) payable, at the option of RGC, in cash or additional shares of Common Stock (the "Registration Default Penalty"). As of the date hereof, RGC has not demanded the Registration Default Penalty. Purchasers of Common Stock could experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 RGC Warrants and January 1998 RGC Warrants.

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

      The following table shows the summary statement of operations for StarMed for the three and nine months ended September 30, 1998 (in thousands):


                                                                  Three Months         Nine Months
                                                               Ended September 30,  Ended September 30,
                                                                      1998                 1998
                                                               -------------------  -------------------
                                                                      (a)                   (a)
Net service revenues ........................................       $10,780               $51,087
Office level operating costs and provisions
  for uncollectible accounts receivable .....................         8,371                40,568
Corporate general and administrative ........................         1,482                 7,394
Depreciation and amortization ...............................            80                   414
                                                                    -------               -------
    Operating income ........................................           847                 2,711
Interest expense, net .......................................           382                   788
                                                                    -------               -------
Income before income taxes ..................................           465                 1,923
Provision for income taxes ..................................            --                   117
                                                                    -------               -------
Income after income taxes ...................................       $   465               $ 1,806
                                                                    =======               =======


(a) Amounts reflect results through August 18, 1998, the date of the sale of StarMed.

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

            Type III--Pursuant to a facility service agreement, the Company receives, from an affiliated physician association, a fee for the use of the premises, a fee per procedure for acting as billing and collection agent, and a fee for administrative and technical service performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physician(s). The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less Interpreting Physician(s) fees and, in certain instances, facility lease expense), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts.

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

      For the three months ended September 30, 1999, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 93% for the Type I agreements, 80% to 93% for the Type II agreements and 80% to 87% for the Type III agreements. These agreements generally have terms ranging from one to ten years.

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1998

      For the quarter ended September 30, 1999, total Company net service revenues were $37,551,000 compared to $44,176,000 for the quarter ended September 30, 1998, a decrease of $6,625,000 or 15%. The decrease in net service revenues was due principally to a decline in personal injury claims business as a result of regulatory changes in New Jersey, an ongoing decline in reimbursement rates of managed care payors and a decline in net revenues of the Company's Dalcon Technologies subsidiary. Net service revenues in the third quarter of 1999 were also adversely affected by temporary service interruptions related to the installation of six new MR units and six new CT units during the quarter. Despite the decline in personal injury claims business and the impact of the temporary service interruptions, third quarter procedure volumes remained constant on a same center basis compared to the third quarter of 1998. Relating to the decline in personal injury claims business, net service revenues from such business comprised approximately 10% of diagnostic imaging net revenues in the third quarter of 1999, down from approximately 14% in the third quarter of 1998. Management believes this decrease is permanent in nature and resulted principally from the effects of the recent legislation in New Jersey aimed at reducing auto insurance costs.

      In general, healthcare providers have been experiencing gradual reimbursement rate declines over the past two years and this is expected to continue through 2000 due to factors such as the expansion of managed care in the United States and budgetary pressures placed on U.S. government agencies. The Company will attempt to mitigate the impact of any further decline in reimbursement rates by decreasing its costs and increasing patient referral volumes. Nevertheless, if the rate of decline in reimbursement rates were to materially increase, or if the Company is unsuccessful in reducing its costs or increasing its volumes over time, the Company's results could be materially and adversely affected.

      With respect to procedure volumes, the domestic diagnostic imaging industry has experienced a growth rate in MR and CT procedures of approximately 7% and 6%, respectively, during each of the past five years, and management believes such growth will continue in the near future. However, management believes that this growth in procedures is being largely offset in a number of the Company's markets by an increase in capacity. This increase in capacity is the result of the opening of competing new centers as well as the upgrade of equipment which reduces the time it takes for procedures to be performed. If the supply of imaging centers continues to increase, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

      Management believes that in order to remain competitive in the marketplace, it must maintain high quality, up-to-date medical equipment. Accordingly, under the Company's equipment replacement program, the Company has replaced or upgraded fourteen MRI systems and eleven CT systems in its centers through October 31, 1999. In addition, the Company expects to replace or upgrade additional equipment during the remainder of 1999 and in 2000. Over time, the Company expects to achieve increased volumes due to this equipment replacement program. While the Company intends to finance new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

      Costs of services for the three months ended September 30, 1999 were $27,085,000 compared to $27,797,000 for the three months ended September 30, 1998, a decrease of $712,000 or 3%. This decrease was due to center-level cost reduction initiatives implemented since the beginning of 1998.

      Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, decreased for the quarter ended September 30, 1999 to 28% from 37% for the quarter ended September 30, 1998. This was due primarily to the impact of the decline in revenue described above.

      The provision for uncollectible accounts receivable for the quarter ended September 30, 1999 was $4,949,000, or 13% of related net service revenues, compared to the third quarter 1998 provision of $3,377,000, or 8% of related net service revenues. The increase in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due principally to the Company experiencing higher than expected denials related to its billings during 1999. Although the Company will continue to aggressively pursue collections of denied claims, it cannot be reasonably assured that they will be ultimately collected and, therefore, the Company believes it is prudent to provide a reserve for a large portion of such claims.

      Corporate general and administrative expense for the three months ended September 30, 1999 was $3,178,000, as compared to $3,055,000 for the three months ended September 30, 1998.

      Equipment lease expense for the three months ended September 30, 1999 was $2,860,000, as compared to $1,835,000 for the three months ended September 30, 1998 due to the equipment replacement program described above.

      Depreciation and amortization expense for the quarter was $5,547,000, compared to $6,109,000 for the third quarter of 1998, or a decrease of $562,000. The decrease was due to lower diagnostic equipment depreciation, which was primarily the result of the Company entering into operating leases during late 1998 and the first nine months of 1999 in connection with the equipment replacement program described above.

      During the third quarter of 1999, the Company recorded a $29,825,000 non-cash loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $21,763,000, other intangibles of $508,000 and fixed assets of $7,554,000. The impairment relates primarily to eleven of the Company's diagnostic imaging centers that are under-performing. The Company has recorded impairment losses for these centers because the sum of their expected future cash flows, determined based on an assumed continuation of current operating methods and structures, is less than the carrying value of the related long-lived assets. The Company's assessment of future cash flows for these centers reflects the recent negative trends in the diagnostic imaging business including continued erosion of reimbursement rates and further expansion of capacity through the opening of new competing centers in certain of the Company's markets. Due to these trends, the Company has determined that its plans for operating improvements in these centers will likely not be adequate to cause these centers to be sufficiently successful in the future to recover the value of recorded goodwill and other long-lived assets.

      During the third quarters of 1999 and 1998, the Company also recorded losses on the sale and closure of diagnostic imaging centers of $1,150,000 and $3,489,000, respectively. The 1999 loss consists of (i) $730,000 for the estimated equipment removal, facility restoration and related costs and (ii) $420,000 for legal and professional fees and employee termination costs. In addition, the Company remains obligated under certain facility leases related to such centers aggregating $68,000 per month until such time as the facilities are subleased, or the lease expires. The 1998 loss consists of (i) $1,602,000 for the estimated costs to exit equipment lease and maintenance agreements and facility lease agreements, (ii) $1,481,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, and (iii) $406,000 for estimated equipment removal, facility restoration and related costs.

      During the fourth quarter, the Company expects to identify additional centers (including certain of the eleven centers described above) that it may sell or close and may incur additional losses associated with such sales or closures.

      During the third quarters of 1999 and 1998, the Company recorded other unusual charges of $1,012,000 and $890,000, respectively. The 1999 charge consists of (i) $531,000 of defense costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter), (ii) $215,000 of costs associated with the investigation of possible strategic alternatives by the Company, (iii) $208,000 of severance costs and (iv) $58,000 of other costs. The 1998 charge consists of (i) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations, (ii) $360,000 for penalties associated with the delay in the effectiveness of the Company's Registration Statement and (iii) $150,000 for defense costs associated with the shareholder class action lawsuit and other related litigation.

      Net interest expense for the three months ended September 30, 1999 was $2,834,000 as compared to $3,484,000 for the three months ended September 30, 1998, a decrease of $650,000. This decrease was primarily attributable to the retirement of notes payable and capitalized lease obligations.

      The Company's loss for the quarter ended September 30, 1999 was increased by $82,000 attributable to minority interests, as compared to an increase in the Company's loss of $176,000 for the quarter ended September 30, 1998.

      The provision for income taxes for the three months ended September 30, 1999 was $90,000 as compared to $160,000 for the comparable period last year. The provision for income taxes for the three months ended September 30, 1999 and 1998 consists entirely of estimated state income taxes. For both quarters, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

      The Company's net loss from continuing operations for the quarter ended September 30, 1999 was $41,061,000 compared to $6,196,000 for the quarter ended September 30, 1998.

      The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended September 30, 1999 and 1998 includes charges of $106,000 and $116,000, respectively, as a result of the accretion of the Company's convertible preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

      For the nine months ended September 30, 1999, total Company net service revenues were $120,159,000 compared to $137,824,000 for the nine months ended September 30, 1998, a decrease of $17,665,000 or 13%. The decrease in net service revenues was due principally to a decline in personal injury business as a result of regulatory changes in New Jersey, an ongoing decline in reimbursement rates of managed care payors and a decline in net revenues of the Company's Dalcon Technologies subsidiary.

      Costs of services for the nine months ended September 30, 1999 were $80,182,000 compared to $86,129,000 for the nine months ended September 30, 1998, a decrease of $5,947,000 or 7%. This decrease was due to center-level cost reduction initiatives implemented since the beginning of 1998 and the closure or sale of eight imaging centers during 1998 and early 1999.

      Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, decreased for the nine months ended September 30, 1999 to 33% from 38% for the nine months ended September 30, 1998. This was due primarily to the impact of the decline in revenue described above.

      The provision for uncollectible accounts receivable for the nine months ended September 30, 1999 was $9,096,000, or 8% of related net service revenues, compared to the same period of 1998 provision of $10,684,000, or 8% of related net service revenues.

      Corporate general and administrative expense for the nine months ended September 30, 1999 was $9,165,000 as compared to $9,098,000 for the nine months ended September 30, 1998.

      Equipment lease expense for the nine months ended September 30, 1999 was $7,130,000, as compared to $4,840,000 for the nine months ended September 30, 1998 due to the equipment replacement program described above.

      Depreciation and amortization expense for the nine months ended September 30, 1999 was $16,862,000, compared to $18,744,000 for the same period of 1998, or a decrease of $1,882,000. The decrease was due to lower diagnostic equipment depreciation, which was primarily the result of the Company entering into operating leases during late 1998 and the first nine months of 1999 in connection with the equipment replacement program described above.

      During the nine months ended September 30, 1999, the Company recorded a $29,825,000 non-cash loss on the impairment of goodwill and other long-lived assets. See further discussion above.

      During the nine months ended September 30, 1999 and 1998, the Company also recorded losses on the sale and closure of diagnostic imaging centers of $1,150,000 and $3,489,000, respectively. See further discussion above.

      During the nine month periods ended September 30, 1999 and 1998, the Company recorded other unusual charges of $1,726,000 and $6,290,000, respectively. The 1999 charge consists of (i) $1,245,000 of defense costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter), (ii) $215,000 of costs associated with the investigation of possible strategic alternatives by the Company, (iii) $208,000 of severance costs and
(iv) $58,000 of other costs. The 1998 charge consists of (i) $3,827,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with the delay in the effectiveness the Company's Registration Statement, (ii) $863,000 for defense costs associated with the shareholder class action lawsuit and other related litigation, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (iv) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (v) $337,000 for management termination benefits and related costs.

      Net interest expense for the nine months ended September 30, 1999 was $8,463,000 as compared to $10,396,000 for the nine months ended September 30, 1998, a decrease of $1,933,000. This decrease was primarily attributable to the retirement of notes payable and capitalized lease obligations.

      The Company's loss for the nine months ended September 30, 1999 was increased by $706,000 attributable to minority interests, as compared to an increase in the Company's loss of $819,000 for the nine months ended September 30, 1998.

      The provision for income taxes for the nine months ended September 30, 1999 was $440,000 as compared to $461,000 for the comparable period last year. The provision for income taxes for the nine months ended September 30, 1999 and 1998 consists entirely of estimated state income taxes.

      The Company's net loss from continuing operations for the nine months ended September 30, 1999 was $44,586,000 compared to $13,126,000 for the nine months ended September 30, 1998.

      The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended September 30, 1999 and 1998 includes charges of $326,000 and $390,000, respectively, as a result of the accretion of the Company's convertible preferred stock.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 1999, the Company's primary source of cash flow was comprised of $4,161,000 from operations, a reduction in the Company's cash balances of $13,728,000, and other borrowings of $1,515,000. The primary use of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable totaling $17,018,000.

      During the nine months ended September 30, 1998, the Company's primary source of cash flow was comprised of proceeds from sale of the Company's StarMed Staffing subsidiary of $28,814,000, $1,154,000 from operations, a reduction in the Company's cash balances of $6,789,000, and borrowings under the Company's line of credit of $6,950,000. The primary uses of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable of $18,907,000, retirement of debt in connection with sale of discontinued business of $13,786,000, and repurchase of Common Stock subject to redemption as a result of the exercise of puts provided by the Company in connection with 1997 acquisitions of $4,775,000.

FINANCIAL RESOURCES AND LIQUIDITY

      As of September 30, 1999, the Company failed to meet certain of the financial covenants under its $75,000,000 of Senior Notes indebtedness. Management and the holders of the Senior Notes are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. Although in the past, the Company has been successful in obtaining necessary waivers and amendments from the holders of the Senior Notes, there can be no assurance that the holders of the Senior Notes will provide the Company with an amendment or waiver of the defaults. In addition, certain medical equipment notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of agreements such as the Senior Notes.

      In the event that the holders of the Senior Notes or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at September 30, 1999. Accordingly, the Company has a deficit in working capital of $57,889,000 at September 30, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the holders of the Senior Notes in an attempt to obtain waivers or amendments of the aforementioned defaults, the Company has taken various actions in response to this situation, including the following: (i) the Company continues to consider certain strategic alternatives and other transactions, including mergers or debt and equity financing transactions, and (ii) in order to improve future profitability and enhance cash flow, during the third quarter the Company identified four centers that it will sell or close and expects to identify additional centers that it may sell or close during the fourth quarter.

      The financial statements, however, do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

      Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of September 30, 1999, the Company's debt, including capitalized lease obligations, totaled $117,143,000. Cash available to the Company for general corporate use declined from $13,479,000 at December 31, 1998 to $4,844,000 as of September 30, 1999. These balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to the Company for general corporate purposes. However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's remaining 1999 short term debt which is attributable to non-wholly owned affiliates.

      Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to expected proceeds from the sale of certain centers and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects average monthly cash flows during the fourth quarter of 1999 to improve from the level achieved during the first nine months of 1999. Provided that the Company is able to complete the sale of certain of its centers and its cash collections show improvement, and assuming that the Company reaches satisfactory resolution with the Senior Note holders regarding the current financial covenant defaults, management believes that existing available cash balances plus expected cash flow from operations will be adequate to fund the Company's expected cash requirements.

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

      In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC holds the right to demand a one-time penalty amount equal to 10% of the stated value of the outstanding Series C Preferred Stock (which penalty amount is presently $1,427,500) payable, at the option of RGC, in cash or additional shares of Common Stock (the "Registration Default Penalty"). As of the date hereof, RGC had not demanded the Registration Default Penalty. Purchasers of Common Stock could experience substantial dilution upon conversion of the Series C Preferred Stock, the RGC Penalty Notes and the exercise of December 1997 RGC Warrants and January 1998 RGC Warrants.

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

SEASONALITY AND INFLATION

      The Company believes that its business is only moderately affected by seasonality. The third quarter is typically the slowest quarter of the year because the months of July and August are the principal vacation months of the year. The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Notwithstanding the foregoing, general inflation trends and continuing reimbursement rate pressures in the future may cause the Company not to be able to raise prices for its diagnostic imaging procedures by an amount sufficient to offset the negative effects of increasing costs. While the Company has responded to these concerns in the past by attempting to increase the volume of its business, there can be no assurance that the Company will be able to increase its volume of business in the future. These trends, if continued over time, could have a material adverse effect on the financial results of the Company.

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

      The Company has completed its assessment of all material financial and billing computer systems. In connection with this review, the Company upgraded its financial accounting systems to Year 2000 compliant systems in January 1999. This system is currently being tested to verify Year 2000 compliance, and such testing should be completed by November 30, 1999. The Company's ICIS billing and collection system has been upgraded in June 1999, and is fully installed and tested. The costs and expenses incurred or expected to be incurred relating to Year 2000 compliance for these systems is currently not expected to be material. Software sold by the Company's wholly-owned subsidiary, Dalcon Technologies, Inc. is Year 2000 compliant and fully installed and tested at substantially all 300 sites supported by Dalcon. Computer equipment at Dalcon Technologies, Inc. has been inventoried and testing is underway for Year 2000 compliance. This testing is substantially completed.

      The Company has completed its review of all diagnostic imaging equipment in operation at the Company's centers. Each piece of diagnostic equipment in operation has computer systems and applications, and in many cases, embedded computer processors. The Company is in communication with all of the manufacturers of such equipment and believes that a majority of the equipment is either currently Year 2000 compliant or can be upgraded (either through software modifications or hardware replacement) to become Year 2000 compliant. The Company expects all necessary upgrades or other remediation to be completed no later than December 1999. In the event that certain diagnostic imaging equipment is not Year 2000 compliant and no upgrade or remediation is available, the Company expects to provide for the replacement of such equipment prior to December 1999.

      With regard to third parties, the Company has initiated a program to determine whether the computer applications of its significant payors and suppliers will be upgraded in a timely manner. Compliance letters have been sent to all such payors and suppliers, and follow up will continue throughout 1999. Approximately 15% of the Company's revenues are derived from the Medicare program, which is administered by the Health Care Financing Administration
(HCFA). HCFA employs more than 60 carriers and intermediaries to process Medicare fee-for-service claims throughout the nation. There are several hundred different computer systems involved in the everyday work of HCFA, its carriers and intermediaries.

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

      Despite the Company's best efforts, there can be no assurance that (i) the Company's assessments regarding the Year 2000 Problem are correct; (ii) the Company will be able to successfully complete its Year 2000 review and implement such upgrades and/or remediation as is necessary or (iii) third parties or suppliers with whom the Company does business will avoid Year 2000 Problems which might adversely affect the Company business or operations. While the Company has developed contingency plans to address such failures or unexpected problems (such plans include identification of alternative suppliers or intermediaries), there can be no assurance that such contingency plans will be adequate to resolve these problems.

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

RECENT EVENTS

      On November 10, 1999, Duane C. Montopoli resigned as the Company's President and CEO. Mr. Montopoli will continue to serve the Company as a consultant and will remain on the Board of Directors. In connection with Mr. Montopoli's resignation, the Board of Directors has appointed Messrs. Christopher J. Joyce and Geoffrey A. Whynot, the Company's Senior Vice President-Legal Affairs & Administration and Senior Vice President-Finance & CFO, respectively, as Co-Chief Executive Officers of the Company. Messrs. Joyce and Whynot will retain their current responsibilities in addition to the new responsibilities they are assuming as Co-Chief Executive Officers.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Statements contained in this Report that are not historical facts are forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to reach agreement with the holders of its $75,000,000 of Senior Notes regarding a waiver or appropriate modification of financial covenant defaults; the ability of the Company to obtain debt or equity financing necessary to satisfy debt and lease obligations if such obligations were to be accelerated; the ability of the Company to generate net positive cash flows from operations; the ability of the Company, to obtain financing (and any required consents and approvals) to fund its operations as needed; the payment timing and ultimate collectibility of accounts receivable from different payer groups (including personal injury type); the impact of a changing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the potential dilution that would result from the conversion of the Company's Series C Convertible Preferred Stock into common shares at current share prices; the availability of lease financing, in general and on reasonable terms, for the replacement or upgrade of the Company's diagnostic equipment as required to remain competitive; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS

                  None

      b.    REPORTS ON FORM 8-K

                  None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDICAL RESOURCES, INC.

                                              /S/ CHRISTOPHER J. JOYCE
                                        ---------------------------------------
                                                Christopher J. Joyce
                                           CO-CHIEF EXECUTIVE OFFICER AND
                                                   GENERAL COUNSEL



                                              /S/ GEOFFREY A. WHYNOT
                                        ---------------------------------------
                                                Geoffrey A. Whynot
                                           CO-CHIEF EXECUTIVE OFFICER AND
                                               CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING OFFICER)



Date: November 15, 1999