Form 10-Q/A
period 1999-09-30
MEDICAL RESOURCES INC /DE/
filed 1999-12-06
CIK 725151

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

      The Registrant's Quarterly Report on form 10-Q for the quarter ended September 30, 1999 is hereby amended and restated in entirety by this Amendment No. 1 on form 10-Q/A.

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


                             Medical Resources, Inc.
                           Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                      September 30,     December 31,
                                                                                          1999              1998
                                                                                      -------------     ------------

                                  ASSETS

 Current Assets:
   Cash and cash equivalents ....................................................       $   7,269        $  20,997
   Cash and short-term investments, restricted ..................................             800            1,182
   Accounts receivable, net .....................................................          55,870           54,451
   Other receivables ............................................................           9,157            8,140
   Prepaid expenses .............................................................           3,317            3,819
   Income taxes recoverable .....................................................           1,577            2,322
                                                                                        ---------        ---------
     Total current assets .......................................................          77,990           90,911
 Property and equipment, net ....................................................          35,038           50,791
 Goodwill and other intangible assets, net ......................................         114,143          141,079
 Other assets ...................................................................           2,587            3,133
                                                                                        ---------        ---------
     Total assets ...............................................................       $ 229,758        $ 285,914
                                                                                        =========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Senior notes due 2001 through 2005, classified as current ....................       $  75,000        $      --
   Notes and mortgages payable, classified as current ...........................           1,685               --
   Capital lease obligations, classified as current .............................           4,841               --
   Current portion of notes and mortgages payable ...............................           7,186           11,019
   Current portion of capital lease obligations .................................           8,313            9,355
   Accounts payable .............................................................           9,548           10,946
   Accrued expenses and other current liabilities ...............................          29,306           23,356
   Accrued shareholder settlement costs .........................................              --            5,250
                                                                                        ---------        ---------
      Total current liabilities .................................................         135,879           59,926
Notes and mortgages payable, less current portion ...............................          15,900           92,556
Obligations under capital leases, less current portion ..........................           4,218           15,101
Other long term liabilities .....................................................           1,367            1,061
                                                                                        ---------        ---------
     Total liabilities ..........................................................         157,364          168,644
Minority interest ...............................................................           5,724            5,047
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares; 9,756 shares issued and outstanding at September 30, 1999 and 9,336 shares issued and outstanding
    at December 31, 1998 ........................................................              98               93
  Series C Convertible Preferred Stock, $1,000 per share stated value; 14 shares issued and outstanding at September 30, 1999 and 15 shares issued and
    outstanding at December 31, 1998; (liquidation preference 3% per annum) .....          15,213           15,547
  Additional paid-in capital ....................................................         145,527          146,165
  Accumulated deficit ...........................................................         (94,168)         (49,582)
                                                                                        ---------        ---------
    Total stockholders' equity ..................................................          66,670          112,223
                                                                                        ---------        ---------
Total liabilities and stockholders' equity ......................................       $ 229,758        $ 285,914
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



Date: December 6, 1999