Form 10-K405
period 1999-12-31
MEDICAL RESOURCES INC /DE/
filed 2000-03-30
CIK 725151

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At March 17, 2000, 9,756,087 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the OTC Bulletin Board closing price of these shares on that date) held by non-affiliates was $4,891,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not Applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

    On March 29, 2000, the Company entered into an agreement-in-principle with the holders of its Senior Notes to convert the Company's $75,000,000 of Senior Notes into shares of Common Stock of the Company. Since September 30, 1999, the Company has been in technical default of the Senior Note financial covenants and beginning January 2000, suspended monthly interest payments on the Senior Notes. As a result of these defaults, the holders of the Senior Notes have the right, among other things, to accelerate the maturity of the Senior Note obligations and demand immediate payment from the Company. In order to address the risk and uncertainty relating to these on-going defaults, the Company and the holders of the Senior Notes have entered into an agreement-in-principle pursuant to which all of the Senior Notes, and approximately $5,121,000 of unsecured debt held by DVI, Inc. (the Company's primary medical equipment lender), are to be converted into approximately 90% of the Company's outstanding Common Stock. Under this agreement-in-principle, which is subject to certain conditions, including internal approval by certain holders of the Senior Notes, it is contemplated that the Company's remaining equity will be distributed among junior creditors (including plaintiffs in current lawsuits pending against the Company), other claim holders and the Company's equity holders (including holders of the Company's Series C Convertible Preferred Stock).

    The conversion of Senior Notes and other distributions are to be affected through a pre-negotiated Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code. It is expected that the Plan of Reorganization (which will apply only to the parent company, Medical Resources, Inc., and not to any of its operating subsidiaries or affiliates), will be filed in early April and, subject to court approval, consummated in sixty to ninety days. Under the agreement-in-principle with the holders of the Senior Notes, it is contemplated that the Company will meet all of its trade credit and operating obligations in the ordinary course and with no disruption of physician, vendor or employee relationships. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

    Medical Resources, Inc. ("Medical Resources" and collectively with its subsidiaries, affiliated partnerships and joint ventures, the "Company") specializes in the operation and management of fixed-site outpatient diagnostic imaging centers in the United States. The Company currently operates and/or manages 83 outpatient diagnostic imaging centers located in the Northeast (49), Southeast (22), the Midwest (7) and California (5), and provides network management services to managed care organizations. The Company has grown rapidly and has increased the number of diagnostic imaging centers it operates and/or manages from 39 at December 31, 1996 to the present total of 83. This expansion primarily took place through the end of 1997. The Company, through its wholly-owned subsidiary, Dalcon Technologies, Inc. ("Dalcon"), also develops and markets software products and systems for the diagnostic imaging industry.

    DIAGNOSTIC IMAGING DIVISION. The Company's diagnostic imaging centers provide diagnostic imaging services in a comfortable, service-oriented outpatient environment to patients referred by physicians. At each of the diagnostic imaging centers, the Company provides management, administrative, marketing and technical services, as well as equipment, technologists and facilities, to physicians or physician groups who interpret scans performed on patients. Medical services at the Company's imaging centers are provided by board certified or board eligible interpreting physicians, generally radiologists, with whom the Company enters into independent contractor agreements. Of the Company's 83 centers, 77 provide magnetic resonance imaging
(MR). Many of the Company's centers also provide some or all of the following services: computerized tomography (CT), ultrasound, nuclear medicine, general radiography, fluoroscopy and mammography.

    The number of outpatient diagnostic imaging centers in the United States is estimated to have grown from approximately 700 in 1984 to approximately 2,900 as of December 31, 1999. Ownership and management of fixed-site outpatient diagnostic imaging centers are highly fragmented, with no dominant national provider. The Company believes that the environment faced by diagnostic imaging center operators is characterized by an increased influence of managed care organizations, rising business complexity, growing control over patient flows by payors, and continued overall reimbursement pressures, all of which have been and will continue to require center owners to seek operational efficiencies. In addition, the Company believes that public and private reforms in the healthcare industry emphasizing cost containment and accountability will continue to shift the delivery of imaging services from highly fragmented, individual or small center operators to companies operating or managing larger multi-modality networks of centers.

    The Company intends, over time, to capitalize on the fragmented nature of the diagnostic imaging center industry through the acquisition of additional centers. The Company seeks to expand the scope and efficiency of its operations at its existing and acquired facilities by: (i) leveraging the geographic concentration of the centers it operates and/or manages; (ii) expanding the imaging services offered by its centers by upgrading existing technology and adding new modalities; (iii) establishing joint venture or other similar arrangements with strategic partners (such as local hospital systems);
(iv) applying sophisticated operating, financial and information systems and procedures; (v) utilizing targeted local marketing programs; and
(vi) developing its network management services to address more fully the needs of managed care organizations.

    Dalcon develops and markets software system applications to diagnostic imaging center operators. Through its proprietary radiology information system, ICIS, Dalcon provides the Company's imaging centers, as well as imaging centers owned and/or operated by third-parties, with information system development, service and support specifically designed for the administration and operation of imaging centers, including patient scheduling, registration, transcription, film tracking, billing, and insurance claim processing. In February 1998, Dalcon entered into a an agreement with HealthSouth Corporation, pursuant to which Dalcon is installing its ICIS information system in the majority of HealthSouth's imaging centers not already using it. This agreement is expected to continue through December 31, 2001.

    Medical Resources was incorporated in Delaware in August 1990 and has its principal executive office at 125 State Street, Suite 200, Hackensack, New Jersey 07601. Its telephone number is (201) 488-6230.

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

EQUIPMENT AND MODALITIES

    Diagnostic imaging systems are generally based on the ability of energy waves to penetrate human tissue and generate images of the body, which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-rays to the advanced technologies of MR, CT, Ultrasound, Nuclear Medicine and Mammography. The principal diagnostic imaging modalities provided at centers operated or managed by the Company include the following:

    MAGNETIC RESONANCE IMAGING. MR is a sophisticated diagnostic imaging system that utilizes a strong magnetic field in conjunction with low energy electromagnetic waves, which are processed by a computer to produce high-resolution images of body tissue. A principal element of MR imaging is that the atoms in various kinds of body tissue behave differently in response to a magnetic field, enabling the differentiation of internal organs and normal and diseased tissue. Unlike CT and X-rays, MR does not utilize ionizing radiation, which can cause tissue damage in high doses. As with other diagnostic imaging technologies, MR is generally non-invasive.

    COMPUTERIZED TOMOGRAPHY. In CT imaging, a computer directs the movement of an X-ray tube to produce multi cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. CT provides higher resolution images than conventional X-rays.

    ULTRASOUND. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology. Ultrasound imaging relies on the computer-assisted processing of sound waves to develop images of internal organs and the vascular system. A computer processes sound waves as they are reflected by body tissue, providing an image that may be viewed immediately on a computer screen or recorded continuously or in single images for further interpretation.

    NUCLEAR MEDICINE. Nuclear medicine is used primarily to study anatomic and metabolic functions. During a nuclear medicine procedure, short-lived radioactive isotopes are administered to the patient by ingestion or injection. The isotopes release small amounts of radioactivity that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures.

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

                          IMAGING CENTER        OPERATED
LOCATION                     NAME(1)           SINCE (2)      OWNERSHIP(3)        MODALITIES(4)
--------               --------------------  --------------   ------------   ------------------------
NORTHEAST (49
CENTERS)
Bel Air, MD            Colonnade Imaging
                       Center                November 1991        62.9%      MR, CT, US, NM, R, F, M
Chelmsford, MA         MRI of Chelmsford     March 1997           65.0%      MR
Dedham, MA             MRI of Dedham         March 1997           35.0%      MR
Seabrook, MD           Seabrook
                       Radiological Center   April 1995           87.1%      MR, CT
Silver Springs, MD     Accessible MRI of
                       Montgomery Cty        May 1997              100%      MR
Towson, MD             Accessible MRI of
                       Baltimore County      May 1997              100%      MR, CT
Clifton, NJ            Clifton Medical
                       Imaging Center        June 1987             100%      MR, CT, US, NM, R, F, M
Cranford, NJ           Cranford Diagnostic
                       Imaging               March 1997            100%      MR, CT, US, M
Englewood, NJ          Englewood Imaging
                       Center                December 1979         100%      MR, CT, US, R, F, M
Hackensack, NJ         Hackensack
                       Diagnostic Imaging    June 1995             100%      MR, CT, US, R, F, M
Jersey City, NJ        M.R. Institute at
                       Midtown               July 1992             100%      MR
Kearny, NJ             West Hudson MRI
                       Associates            March 1997           25.0%      MR
Marlton, NJ            MRImaging of South
                       Jersey                July 1984            91.0%      MR
Montvale, NJ           Montvale Medical
                       Imaging               March 1997            100%      MR, CT, US, R, F, M
Morristown, NJ         MRImaging of
                       Morristown            December 1984        94.2%      MR
North Bergen, NJ       The MRI Center at
                       Palisades             March 1997            9.0%      MR
Randolph, NJ           Morris-Sussex MRI     March 1997           20.0%      MR
Totowa, NJ             Advantage Imaging at
                       Totowa Road           March 1997           15.0%      MR
Union, NJ              Open MRI of Union     August 1984          79.7%      MR
Vineland, NJ           South Jersey MRI      May 1997              100%      MR
West Orange, NJ (5)    Northfield Imaging    January 1991          100%      MR, CT, US, NM, R, F, M
Albany, NY             Albany Open MRI       May 1997              100%      MR
Bronx, NY              Westchester Square
                       Imaging               January 1996          100%      MR, CT
Bronx, NY              MRI of the Bronx      September 1997        100%      MR, CT
Brooklyn, NY           Brooklyn Medical
                       Imaging Center        June 1997             100%      MR, CT, US, R, F, M
East Setauket, NY      Open MRI at Smith
                       Haven                 November 1996         100%      MR
Flushing, NY           Meadows Mid-Queens
                       Imaging Center        June 1997             100%      MR, CT, US, R, M
Flushing, NY           MRI of Queens         September 1997        100%      MR
Garden City, NY        Open MRI at Garden
                       City                  November 1996         100%      MR
New York, NY           MRI-CT Scanning of
                       Manhattan             January 1996          100%      MR, CT, US, R, M
Staten Island, NY      Staten Island
                       Medical Imaging
                       Center                June 1997             100%      MR, CT
Syracuse, NY           Syracuse Open MRI     May 1997              100%      MR

                          IMAGING CENTER        OPERATED
LOCATION                     NAME(1)           SINCE (2)      OWNERSHIP(3)        MODALITIES(4)
--------               --------------------  --------------   ------------   ------------------------
Yonkers, NY            Inter-County Imaging  September 1997         65%      MR, CT, US, R, F, M
Allentown, PA          MRImaging of Lehigh
                       Valley                May 1986             95.9%      MR
Broomall, PA           Mainline Open MRI     May 1997              100%      MR
Havertown, PA (6)      Haverford Imaging
                       Center                May1997               100%      MR, CT, US, NM, R, F, M
Langhorn, PA           Oxford Valley
                       Diagnostic Center     May 1997              100%      MR, CT, US, NM, R, F, M
Philadelphia, PA       Academy Imaging
                       Center                January 1986         97.7%      MR, CT, US, NM, R, F, M
Philadelphia, PA       Callowhill Open MRI   May 1997              100%      MR
Philadelphia, PA       Lansdowne Medical
                       Center                May 1997              100%      R
Philadelphia, PA       Northeast Imaging     May 1997              100%      MR, CT, US, NM, R, F, M
Philadelphia, PA       South Philadelphia
                       Radiology Center      May 1997              100%      MR, CT, US, NM, R, F, M
Philadelphia, PA       Juaniata Park         May 1997              100%      R
Philadelphia, PA       Germantown MRI
                       Center                September 1997        100%      MR
Philadelphia, PA       Diamond Radiology     September 1997        100%      R
Philadelphia, PA       Liberty Radiology     August 1998           100%      R
Philadelphia, PA       Mayfair Radiology     October 1998          100%      R
Springfield, PA        Springfield
                       Diagnostic Imaging
                       Center                May 1997              100%      MR, CT, US, NM, R, F, M
Trevose, PA            Bensalem Open MRI     May 1997              100%      MR

SOUTHEAST (22
CENTERS)
St. Petersburg, FL     Magnetic Resonance
                       Associates            July 1984             100%      MR, CT, US, R, F
Naples, FL             Gulf Coast MRI        June 1993             100%      MR
Fort Myers, FL         Riverwalk San Carlos  May 1995               70%      MR
Cape Coral, FL         Riverwalk Cape Coral
                       MRI                   September 1996         70%      MR
Naples, FL             Naples MRI            September 1996        100%      MR
Titusville, FL         MRI of North Brevard  September 1996        100%      MR
Sarasota, FL           Sarasota Outpatient
                       MRI & Diagnostic
                       Center                September 1996        100%      MR, CT
Clearwater, FL         Access Imaging        May 1996              100%      MR, CT
Jacksonville, FL       MRI Center of
                       Jacksonville          February 1997         100%      MR
West Palm Beach, FL    The Magnet of Palm
                       Beach                 March 1997            100%      MR, CT, US, NM, R, F, M
Miami, FL              Coral Way MRI         August 1997           100%      MR
Sarasota, FL           Gulf Side Open MRI    August 1997           100%      MR
Jupiter, FL            MRI of Jupiter        August 1997           100%      MR, R
Bradenton, FL          West Bradenton
                       Imaging               June 1999             100%      MR, CT, US
Bradenton, FL          Magnetic Imaging
                       Center of Manatee     August 1997           100%      MR
Hollywood, FL          Open MRI of South
                       Florida               August 1997           100%      MR
Tampa, FL              Northside Imaging &
                       Breast Care Center    August 1997           100%      MR

                          IMAGING CENTER        OPERATED
LOCATION                     NAME(1)           SINCE (2)      OWNERSHIP(3)        MODALITIES(4)
--------               --------------------  --------------   ------------   ------------------------
Venice, FL             Venice Imaging & MRI
                       Center                August 1997           100%      MR, CT, US, R, F, M
Port Charlotte,        The MRI Center of
                       Charlotte County      September 1997        100%      MR
Fort Myers, FL         Riverwalk Cleveland   July 1998              70%      MR
Fort Myers, FL         Riverwalk General
                       Diagnostics           July 1998              50%      CT, US, NM, R, F
Fort Myers, FL         Riverwalk Lee
                       Memorial              July 1998              70%      MR

MIDWEST (7 CENTERS)
Chicago, IL            MRImaging of Chicago  April 1987           87.2%      MR
Chicago, IL            Open MRI of Chicago   June 1992            79.6%      MR, CT, US, NM, R, F, M
Oak Lawn, IL           Oak Lawn MR &
                       Imaging Center        January 1994          100%      MR, CT, US, R, F, M
Libertyville, IL       Libertyville Imaging
                       Center                January 1995          100%      MR
Centerville, OH        Dayton Open MRI       May 1997              100%      MR
Youngstown, OH         Boardman X-Ray        October 1997          100%      MR, CT, US, R, F, M
Warren, OH             Advanced Radiology/
                       Access MRI            October 1997          100%      MR, CT, US, R, F, M

CALIFORNIA (5
CENTERS)
Long Beach, CA         Pacific MRI           January 1997          100%      MR
San Clemente, CA       OceanView Radiology
                       Center                January 1997          100%      MR, CT, US, R, F, M
Rancho Cucamonga, CA   Grove Diagnostic
                       Imaging               March 1997            100%      MR, CT, US, NM, R, F, M
San Jose, CA           Diagnostic Imaging
                       Network               August 1997            51%      MR, CT, US, NM, R, F, M
San Jose, CA           O'Connor MRI          August 1997            60%      MR, CT

--------------------------

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

(5) Includes the operation of the Livingston Breast Care mammography unit, which is located at the Northfield Imaging Center.

(6) Represents the consolidation of Haverford MRI and Manoa Radiology, which have been operated by the Company since May 1997.

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

GROWTH STRATEGY AT EXISTING CENTERS

    LEVERAGING GEOGRAPHIC CONCENTRATION. The Company has developed clusters of imaging centers in certain geographic areas that enable the Company to improve the utilization of the imaging centers by attracting business from larger referral sources, such as managed care organizations, due to the Company's ability to meet the quality, volume and geographical coverage requirements of these payors. The Company intends, over time, to increase center concentration in existing markets to attract additional referrals of this type and to expand into new geographic areas, through acquisitions, in order to secure additional managed care and other contracts.

    The Company continually reviews the financial performance and operations of its imaging centers. From time to time, in connection with such review, the Company has determined that certain of such centers should be closed or marketed for sale to third parties. Factors considered in the Company's review include revenue trends, cash flow contribution, capital investment requirements as well as geographic competitive pressures. In connection with this review, seven centers were closed in 1999 and an additional seven centers have been sold or closed during the first quarter of 2000. As a result of these determinations, the Company has recorded losses on the sale or closure of diagnostic imaging centers of $1,330,000 for the year ended December 31, 1999. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations."

    EXPANDING IMAGING SERVICES OFFERED. The Company expands the imaging services offered by centers operated and/or managed by the Company by upgrading existing technology and adding new modalities at certain centers. From
January 1, 1998 through December 31, 1999, the Company made significant technological upgrades and expanded service modalities at 20 centers. The imaging centers operated and/or managed by the Company utilize state of the art imaging equipment for which new applications are continually being developed. New developments and system upgrades frequently have the ancillary benefit of reducing imaging time and thus increasing capacity of the centers' imaging equipment. The development and improvement of diagnostic quality "open" MR systems have expanded the public acceptance and potential market for MR imaging services. The Company currently operates 29 centers that provide MR imaging services using "open" systems and the Company plans to expand this coverage in markets where it believes such expansion is economically justified.

    ESTABLISHING JOINT VENTURES WITH STRATEGIC PARTNERS. The Company is seeking to establish joint venture or similar relationships with strategic partners (such as local hospital systems) in the communities served by the Company's imaging centers. Such joint ventures will provide the Company with broader access to patient referrals and sustained competitive advantage in the markets it serves.

    APPLY SOPHISTICATED OPERATING, FINANCIAL AND INFORMATION SYSTEMS AND PROCEDURES. The Company provides management expertise, financial and operating controls, and capital resources to acquired centers in an attempt to optimize their performance. The financial systems and operating procedures of acquired centers are, over time, integrated with those of existing centers. In that regard, since the beginning of 1998, the Company has completed the installation of the ICIS system developed by Dalcon in 63 acquired centers, bringing to 75 the total number of centers now on ICIS. The ICIS system enables the Company to standardize reporting of each center and provide management with on-line access to its centers nationwide. In addition, the Company is able to achieve economies of scale and provide cost savings in developing managed care contracts and negotiating group purchasing of goods and services.

    UTILIZE TARGETED LOCALIZED MARKETING. The Company develops and coordinates marketing programs, which center managers, sales representatives and affiliated interpreting physicians utilize to establish referral relationships and to maximize facility usage and reimbursement yield. The Company's marketing programs emphasize the capabilities of available imaging equipment, the quality and timeliness of the imaging results and reports, and the high level of patient and referring physician service.

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

CENTER OPERATIONS AND IMAGING SERVICES PROVIDED BY THE COMPANY

    GENERAL. The diagnostic imaging centers operated or managed by the Company provide diagnostic imaging services in a comfortable, service-oriented environment located mainly in an outpatient setting to patients referred by physicians. Of the Company's 83 centers, 77 provide magnetic resonance imaging, which accounts for a majority of the Company's diagnostic imaging revenues. Many of the centers operated and/or managed by the Company also provide some or all of the following services: Computerized Tomography, Ultrasound, Nuclear Medicine, General Radiology and Fluoroscopy and Mammography.

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

    The Company recognizes revenue under its agreements with Interpreting Physician(s) or Physician Groups in one of three ways: (I) pursuant to facility service agreements with Interpreting Physician(s) or Physician Groups, the Company receives a technical fee for each diagnostic imaging procedure performed at the center, the amount of which is fixed based upon the type of the procedure performed; (II) the Company pays the Interpreting Physician(s) a fixed percentage of fees collected at the center, or a contractually fixed amount based upon the specific diagnostic imaging procedures performed; or,
(III) pursuant to a facility services agreement, the Company receives from an affiliated physician association a fee for the use of the premises, a fee per procedure for acting as billing and collection agent for the affiliated physician association and for administrative and technical services performed at the centers and the affiliated physician association pays the Physician Group based upon a percentage of the cash collected at the center. All of such amounts and the basis for payments are negotiated between the Physician Group and the Company and are subject to certain regulatory requirements based on the state of operation of the center.

    For the year ended December 31, 1999, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) and Physician Groups described above, expressed as a percentage of the gross billings net of contractual allowances for the imaging services provided, range from 78% to 89% for the agreements described in item (I), 77% to 91% for the agreements described in item (II) and 77% to 89% for the agreements described in item (III). The agreements generally have terms ranging from one to ten years. For additional information pertaining to the Company's arrangements with Physician Groups and Interpreting Physicians, see Note 1 to the Company's Consolidated Financial Statements--Revenue Recognition.

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

    Managed care organizations are an important factor in the diagnostic imaging industry, and, consequently, the Company places major emphasis on cultivating and developing relationships with such organizations. The Company employs industry professionals who have significant experience in dealing with managed care and other providers. The Company believes that the geographic concentration of centers operated and/or managed by the Company, the presence of multi-modality centers in all of its regions, its ability to offer cost effective services and its experience in developing relationships with various managed care organizations will constitute a competitive advantage with managed care organizations.

    PERSONAL INJURY REVENUE. A significant percentage of the net service revenues from imaging centers operated and/or managed by the Company is derived by providing imaging services to individuals involved in personal injury claims, mainly involving automobile accidents. Imaging revenue derived from personal injury claims, mainly involving automobile accidents, represented approximately 10% of the Diagnostic Imaging business net service revenues for 1999. Due to the greater complexity in processing receivables relating to personal injury claims with automobile insurance carriers (including dependency on the outcome of settlements or judgments for collections directly from such individuals), such receivables typically require a longer period of time to collect, compared to the Company's other receivables and, in the experience of the Company, incur a higher bad debt expense.

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

    MANAGED CARE CAPITATION AGREEMENTS. A number of the imaging centers operated and/or managed by the Company have entered into "capitated contracts" with third party payors which typically provide for the payment of a fixed fee per month on a per member basis, without regard to the amount or scope of services rendered. Because the obligations to perform service are not related to the payments, it is possible that either the cost or the value of the services performed may significantly exceed the fees received. While approximately 7% of the Company's 1999 net service revenues were derived from capitated contracts, and although prior to entering into any such contracts careful analysis is performed to analyze the potential risks of capitation arrangements, there can be no assurances that any capitated contracts to which the Company is or may in the future become a party will not generate significant losses to the Company.

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

    BILLINGS AND COLLECTIONS. Under the facility services agreements, the Company is generally responsible for preparing and submitting bills. The preparation and submission of bills is completed by each center, or by a regional billing office, generally on behalf of and in the name of the appropriate Interpreting Physician or Physicians Group. Prior to 1998, each center was also responsible for collecting its own receivables and pursuing any parties that were delinquent in payment of their bills. In February 1998, the

Company commenced a restructuring of its collection efforts for the purpose of ultimately consolidating all collection activities within four or more regional collection offices. The restructuring is in response to the need to improve overall collection results and controls, and to better coordinate collection efforts previously employed by individual centers (especially where third parties had been retained to manage the center's collection efforts), as well as the need to integrate the Company's 1997 acquisitions and to insure consistent Company-wide collection policies and practices.

    MANAGEMENT INFORMATION SYSTEMS.  The Company acquired Dalcon in
September 1997. Since the beginning of 1998, the Company has converted 63 of the imaging centers operated and/or managed by the Company onto Dalcon's ICIS radiology information system, bringing to 75 the total number of centers now on ICIS. The ICIS radiology information system is designed to, among other things, enhance the efficiency and productivity of the centers operated or managed by the Company, lower operating costs, facilitate financial controls, increase reimbursement and assist in the analysis of sales, marketing and referral data. The ICIS system provides on-line, real-time information, reporting and access to managers with respect to billing, patient scheduling, marketing, sales, accounts receivable, referrals and collections, as well as other matters.

    HEALTHCARE REFORM AND COST REDUCTION EFFORTS. Third-party payors, including Medicare, Medicaid, managed care/HMO organizations and certain commercial payors have taken extensive steps to contain or reduce the costs of healthcare. In certain areas, the payors are subject to regulations, which limit the amount of payments. Discussions within the Federal government regarding national healthcare reform are emphasizing containment of healthcare costs. In addition, certain managed care organizations have negotiated capitated payment arrangements for imaging services or limited access to provider panels in certain geographic areas. Under capitation arrangements, diagnostic imaging service providers are compensated using a fixed rate per member of the managed care organization regardless of the number of procedures performed or the total cost of rendering diagnostic services to the members. The inability of the Company to properly manage the administration of capitated contracts could materially adversely affect the Company. Although patients are ultimately responsible for payment of services rendered, substantially all of the Company's imaging centers' revenues are derived from third-party payors. Successful reduction of reimbursement amounts and rates, changes in services covered, delays or denials of reimbursement claims, negotiated or discounted pricing, exclusion from provider panels and other similar measures could materially adversely affect the Company's respective imaging centers' revenues, profitability and cash flow.

    The Company's management believes that overall reimbursement rates will continue to gradually decline for some period of time due to factors such as the expansion of managed care organizations and continued national healthcare reform efforts. The Company enters into contractual arrangements with managed care organizations, which, due to the size of their membership, are able to command reduced rates for services. The Company expects these agreements to increase the number of procedures performed due to the additional referrals from these managed care entities. However, there can be no assurance that the increased volume of procedures associated with these contractual arrangements will offset the reduction in reimbursement rate per procedure.

ACQUIRED CENTERS; COMMON STOCK PRICE PROTECTION OBLIGATIONS; EARNOUT OBLIGATIONS

    Since 1996, the Company has grown by aggressively acquiring imaging centers and integrating their operations. The Company acquired 92 imaging centers through 27 acquisitions during 1996 and 1997. When the Company acquires an imaging center, it generally acquires assets that relate to the provision of technical, financial, administrative and marketing services, which support the provision of medical services performed by the Interpreting Physicians. Such assets typically include equipment, furnishings, supplies, trade names of the center, books and records, contractual rights with respect to leases, managed care and other agreements and, in most instances, accounts receivable. Other than with respect to such accounts receivable for services performed by the acquired company in certain cases, the Company does not acquire any rights with respect to or have any direct relationship, with patients. Patients have relationships with referral sources who are the primary or specialty care physicians for such patients. These physicians refer their patients to diagnostic imaging centers which may include the centers operated and/or managed by the Company where the Physicians Group or Interpreting Physicians provide professional medical services. The acquired imaging centers do not constitute either a radiology, primary care or specialty care medical practice. In connection with an acquisition of a center, the Company will generally enter into a facility services agreement, as described above, with a Physician Group to perform medical services at the center.

    The Company continually reviews the financial performance and operations of its imaging centers. From time to time, in connection with such review, the Company has determined that certain of such centers should be closed or marketed for sale to third parties. Factors considered in the Company's review include revenue trends, cash flow contribution, capital investment requirement's as well as geographic competitive pressures. In connection with this review, seven centers were closed in 1999 and an additional seven centers have been sold or closed during the first quarter of 2000. As a result of these determinations, the Company has recorded losses on the sale or closure of diagnostic imaging centers of $1,330,000 for the year ended December 31, 1999. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In connection with certain of the Company's acquisitions, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay an additional $1,658,000 in cash with respect to all such Price Protection Shortfall obligations. As of December 31, 1999, the Company had paid $1,153,000 with respect to such Price Protection Shortfall obligations and $505,000 remains due and payable in 2000.

COMPETITION

    The Company's business is highly competitive. In the Company's diagnostic imaging business, competition focuses primarily on attracting physician referrals at the local market level and, increasingly, referrals through relationships with managed care and physician/hospital organizations. The Company believes that principal competitors in each of the Company's markets are hospitals, independent or management company-owned imaging centers, individually owned imaging centers and mobile MR units. Many of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. Competition for referrals can also be affected by the ownership or affiliation of competing centers or hospitals.

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

CERTIFICATES OF NEED, LICENSING AND CERTIFICATION

    A number of the states in which the Company currently operates or may operate have laws that may require a certificate of need or similar licensure ("CON") in certain circumstances to establish, construct, acquire or expand healthcare facilities and services or for the purchase, expansion or replacement of major movable equipment, including outpatient diagnosis imaging centers utilizing MR or other major medical equipment. At the present time, the CON laws of New York, Illinois, Florida, Maryland and California pertain to the Company's activities. In states with CON programs, regulatory approvals are frequently required for capital expenditures exceeding certain amounts, if such expenditures relate to certain types of medical services or equipment.

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

EMPLOYEES

    As of December 31, 1999, the Company had approximately 1,059 full time employees. The Company is not a party to any collective bargaining agreements and considers its relationship with its employees to be good.

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

ITEM 2: PROPERTIES

    The Company leases its approximately 24,000 square foot principal and executive offices pursuant to a lease with a term of five years remaining. The Company's 83 imaging centers range in size from approximately 1,500 to 11,400 square feet. Each center consists of a waiting/reception area and one room per modality, dressing rooms, billing/administration rooms and radiologist interpreting rooms. The Company owns the real property in which certain of its centers operate, and leases its remaining centers under leases which expire on various dates through November 2011 with options, in certain cases, to renew for additional periods. The Company believes that if it were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3: LITIGATION

    SECURITIES CLASS ACTIONS. Between November 14, 1997 and January 9, 1998, seven class action lawsuits were filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's directors and/or officers. The complaints in each action asserted that the Company and the named defendants violated Section 10(b), and that certain named defendants violated Section 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company.

    On August 9, 1999, the District Court approved an agreement settling all of the pending class actions in consideration primarily of (i) a payment of $2.75 million to be provided by the Company's insurer and (ii) the issuance of $5.25 million of convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes bear interest at the rate of 8% per annum, will be due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be prepaid in cash by the Company at any time after issuance subject to the payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price per share equal to $2.62.

    Notwithstanding the settlement of the class actions, the Company continues to defend several lawsuits brought on behalf of sellers of imaging centers who seek damages based on the decline in value of shares of Common Stock issued in connection with the acquisition of certain imaging centers. The Company believes that it has meritorious defenses to these seller lawsuits and will continue to defend against them vigorously.

    FARRELL ET AL V. MEDICAL RESOURCES, INC. ET AL. On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director, and Gary I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On
December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. Discovery has commenced in the case and the Company intends to continue to defend itself vigorously against the allegations.

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

    On October 7, 1998, upon motion by the Company, the Ash action was transferred from the United States District Court for the Northern District of California and consolidated with the pending securities class actions in the United States District Court for the District of New Jersey. On February 19, 1999, the Company filed a motion to dismiss the Ash Complaint. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously.

    OTHER LITIGATION. In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the three months ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND STOCK PRICE

    Prior to April 22, 1999, the Company's Common Stock was traded on the National Association of Securities Dealers System (NASDAQ) National Market under symbol "MRII". On April 22, 1999, due to the Company's failure to meet the continued listing requirements of the Nasdaq National Market and the Nasdaq SmallCap Market, the Company's Common Stock was delisted by NASDAQ. The Company's Common Stock is now traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. There can be no assurance that the Company's Common Stock will continue to trade on the OTC Bulletin Board.

    The following table sets forth for the periods indicated below the high and low sales prices per share of the Common Stock as reported by NASDAQ and gives effect to the one-for-three reverse stock split of the Common Stock effected on July 24, 1998:

                                                                HIGH       LOW
                                                              --------   --------
1998
First Quarter...............................................   $33.38     $14.63
Second Quarter..............................................   $19.13     $ 6.19
Third Quarter...............................................   $12.75     $ 2.50
Fourth Quarter..............................................   $ 4.38     $ 1.50
1999
First Quarter...............................................   $ 2.47     $ 1.44
Second Quarter..............................................   $ 2.25     $ 1.38
Third Quarter...............................................   $ 1.81     $ 1.25
Fourth Quarter..............................................   $ 1.34     $  .19

    As of the close of business on March 1, 2000, the last reported sales price per share of the Company's Common Stock was $0.47.

    There were 531 holders of record of the Company's Common Stock at the close of business on March 1, 2000. Such number does not include persons, whose shares are held by a bank, brokerage house or clearing company, but does include such banks, brokerage houses and clearing companies.

    No cash dividends have been paid on the Company's Common Stock since the organization of the Company and the Company does not anticipate paying dividends in the foreseeable future. The payment by the Company of cash dividends is prohibited by the terms of the agreement related to its issuance of the Senior Notes. The Company currently intends to retain earnings for future growth and expansion opportunities.

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

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         1999        1998        1997        1996        1995
                                                       ---------   ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS EXCEPT SUPPLEMENTAL AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1)(2):
Net service revenues.................................  $157,640    $179,056    $144,412     $64,762     $35,860
Operating income (loss)(5)...........................   (39,406)    (10,354)    (21,297)     13,700       7,194
Income (loss) from continuing operations before
  extraordinary item.................................   (51,856)    (25,072)    (31,968)      6,983       4,246
Income (loss) from continuing operations per common
  share:
Basic(4).............................................     (5.45)      (3.23)      (4.96)       1.86        1.65
Diluted(4)...........................................     (5.45)      (3.23)      (4.96)       1.72        1.64
Supplemental Data(1):
Number of consolidated imaging centers at end of
  period.............................................        90          96          98          39          11
Total procedures at consolidated imaging centers.....   666,731     678,795     527,477     209,970     124,302

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                        ---------   ---------   ---------   ---------   ---------
                                                          (IN THOUSANDS EXCEPT SUPPLEMENTAL AND PER SHARE DATA)
BALANCE SHEET DATA:(1)
Working capital (deficit) surplus(3)..................  $(75,723)    $30,985    $(58,174)    $42,775     $10,738
Total assets..........................................   220,056     285,914     338,956     164,514      44,136
Debt and capital lease obligations classified as
  current (3).........................................   108,426      20,374     118,129      12,721       4,202
Long term debt and capital lease obligations
  (excluding current portion)(3)......................     7,748     107,657      37,900      21,011      11,157
Convertible debentures................................        --          --          --       6,988       4,350
Stockholders' equity..................................    58,890     112,223     126,904     106,384      16,966

--------------------------

(1) Statement of Operations Data, Supplemental Data and Balance Sheet Data reflect the impact of a substantial number of acquisitions during 1997. See
    Note 13 of the Notes to Consolidated Financial Statements.

(2) Statement of Operations Data has been restated to reflect the financial results of StarMed as discontinued operations. See Note 15 of the Notes to the Consolidated Financial Statements.

(3) As a result of the Company's default of certain covenants under the Company's Senior Notes, the Company's Senior Notes and other loans and capital leases also subject to acceleration as a result thereof are shown as current liabilities as of December 31, 1999 and December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

(4) Earnings per share amounts for 1999, 1998 and 1997 include charges related to restricted common stock and convertible preferred stock of $434,000, $496,000 and $1,938,000, respectively.

(5) Operating loss for 1999, 1998 and 1997 include unusual charges. See Note 3 of The Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

    Type I--Pursuant to facility service agreements with Interpreting Physician(s) or Physician Group(s), the Company receives a technical fee for each diagnostic imaging procedure performed at a center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician(s) or Physician Group proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount. Type I net service revenues for 1999 and 1998 were $45,928,000 and $93,127,000, respectively, or 30% and 53%
of Diagnostic Imaging revenues, respectively.

    Type II--The Company bills patients and third party payors directly for services provided and pays the Interpreting Physician(s) either (i) a fixed percentage of fees collected for services performed at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physician(s) fee as an expense on its Consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payors, and the Company has established reserves for the estimated uncollectible amount. Type II net service revenues for 1999 and 1998 were $62,336,000 and $68,843,000, respectively, or 41% and 40% of Diagnostic Imaging revenues, respectively.

    Type III--Pursuant to a facility service agreement, the Company receives, from an affiliated physician association, a fee for the use of the premises, a fee per procedure for acting as billing and collection agent, and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physician(s). The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from patients and third party payors less Interpreting Physician(s) fees and, in certain instances, facility lease expense), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables have been reduced by an estimate of patient and third party payor contractual allowances, as well as an estimated provision for uncollectible amounts. Type III net service revenues for 1999 and 1998 were $44,526,000 and $12,710,000, respectively, or 29% and 7% of Diagnostic Imaging revenues, respectively.

    During 1999, the Company changed the billing structure of 19 imaging centers from Type I and II into Type III centers.

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

    For the year ended December 31, 1999, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 89% for Type I agreements, 77% to 91% for Type II agreements and 77% to 89% for Type III agreements. These agreements generally have terms ranging from one to ten years.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    For the year ended December 31, 1999, total Company net service revenues were $157,640,000 compared to $179,056,000 for the year ended December 31, 1998, a decrease of $21,416,000, or 12%. The decrease in net service revenues was due principally to a decline in personal injury claims business as a result of regulatory changes in New Jersey, an ongoing decline in reimbursement rates of managed care payors and the sale or closure of seven imaging centers during 1999. Despite the decline in personal injury claims business, 1999 procedure volumes remained constant on a same center basis compared to 1998. Relating to the decline in personal injury claims business, net service revenues from such business comprised approximately 10% of diagnostic imaging net revenues in 1999, down from approximately 15% in 1998. Management believes this decrease is permanent in nature and resulted principally from the effects of the recent legislation in New Jersey aimed at reducing auto insurance costs. Charges related to uncollectible accounts receivable for the Company's Type III centers, which are reflected as a reduction of net revenues, declined to $2,455,000 in 1999 from $2,956,000 in 1998.

    In general, healthcare providers have been experiencing gradual reimbursement rate declines over the past two years and this is expected to continue through the year 2000 due to factors such as the expansion of managed care in the United States and budgetary pressures placed on U.S. government agencies. The Company will attempt to mitigate the impact of any further decline in reimbursement rates by decreasing its costs and increasing patient referral volumes. Nevertheless, if the rate of decline in reimbursement rates were to materially increase, or if the Company is unsuccessful in reducing its costs or increasing its volumes over time, the Company's results could be materially and adversely affected.

    With respect to procedure volumes, management believes the domestic diagnostic imaging industry has experienced recent growth in MR and CT procedures of approximately 6-7% per year, and such growth will continue in the near future. However, management believes that this growth in procedures is being largely offset in a number of the Company's markets by an increase in capacity. This increase in capacity is the result of the opening of competing new centers as well as the upgrade of equipment which reduces the time it takes for procedures to be performed. If the number of imaging centers continues to increase, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

    Management believes that in order to remain competitive in the marketplace, it must maintain high quality, state of the art medical equipment. Accordingly, under the Company's equipment replacement program, the Company has replaced or upgraded fourteen MRI systems and ten CT systems in its centers during 1999. In addition, the Company expects to replace or upgrade an additional fifteen MRI systems and six CT systems during 2000. Over time, the Company expects to achieve increased volumes due to this equipment replacement program. While the Company intends to finance the majority of new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

    Costs of services for the year ended December 31, 1999 were $106,800,000 compared to $115,025,000 for the year ended December 31, 1998, a decrease of $8,225,000 or 7%. This decrease was due primarily to the sale or closure of seven imaging centers in 1999 and center-level cost reduction initiatives implemented since the beginning of 1998.

    Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, decreased for the year ended December 31, 1999 to 32% from 36% for the year ended December 31, 1998. This was due primarily to the impact of the decline in personal injury claims business and reimbursement rates described above.

    The provision for uncollectible accounts receivable for the year ended December 31, 1999 was $12,482,000, or 8% of related net service revenues, compared to the year ended December 31, 1998 provision of $16,459,000, or 9% of related net service revenues. The decrease in the provision for uncollectible accounts receivable, as a percentage of net service revenues, was due principally to the Company's efforts to improve its billing and collection activities. The Company is continuing to focus efforts on reducing its provision for uncollectible accounts receivable through improvements made in information systems, reorganization of billing management and increased emphasis in rebilling and disputing denials by the Company's payors.

    Corporate general and administrative expense for the year ended
December 31, 1999 was $11,891,000, as compared to $11,887,000 for the year ended December 31, 1998.

    Equipment lease expense for the year ended December 31, 1999 was $10,481,000, as compared to $6,519,000 for the year ended December 31, 1998 due to the equipment replacement program described above.

    Depreciation and amortization expense for the year was $21,825,000, compared to $24,550,000 for 1998, or a decrease of $2,725,000. The decrease was due to lower diagnostic equipment depreciation, which was primarily the result of the Company entering into operating leases during late 1998 and 1999 in connection with the equipment replacement program described above. In addition, depreciation and amortization declined in 1999 due to write-down of goodwill and other long-lived assets of $29,825,000 during the third quarter of 1999.

    During 1999, the Company recorded a $29,825,000 non-cash loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $21,863,000, other intangibles of $169,000 and fixed assets of $7,793,000. The impairment relates primarily to eleven of the Company's diagnostic imaging centers that were under-performing. The Company recorded impairment losses for these centers because the sum of their expected future cash flows, determined based on an assumed continuation of current operating methods and structures, is less than the carrying value of the related long-lived assets. The Company's assessment of future cash flows for these centers reflects the recent negative trends in the diagnostic imaging business including continued erosion of reimbursement rates and further expansion of capacity through the opening of new competing centers in certain of the Company's markets. Due to these trends, the Company has determined that its plans for operating improvements in these centers will likely not be adequate to cause these centers to be sufficiently successful in the future to recover the value of recorded goodwill and other long-lived assets.

    The Company continually reviews the financial performance and operations of its imaging centers. From time to time, in connection with such review, the Company has determined that certain of such centers should be closed or marketed for sale to third parties. Factors considered in the Company's review included revenue trends, cash flow contribution, capital investment requirements, as well as geographic competitive pressures. In connection with this review, nine centers were sold or closed in 1998, seven centers were sold or closed in 1999 and an additional seven centers have been sold or closed during the first quarter of 2000. As a result of these determinations, the Company has recorded losses on the sale or closure of diagnostic imaging centers of $1,330,000 and $3,489,000 during 1999 and 1998, respectively. The 1999 loss consists of (i) $910,000 for estimated equipment removal, facility restoration and related costs and (ii) $420,000 for legal and professional fees and employee termination costs. In addition, the Company remains obligated under certain facility leases related to such centers aggregating approximately $90,000 per month until such time as the facilities are subleased, or the lease expires. The 1998 loss consists of (i) $841,000 for the estimated costs to exit equipment lease and maintenance agreements and related facility costs, (ii) $1,562,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, and (iii) $1,086,000 for estimated equipment removal, facility restoration and related costs.

    The Company could incur additional unusual charges during the year 2000 related to the center closures described above and related to the possible sale or closure of additional centers during the year 2000.

    During the 1999 and 1998, the Company recorded other unusual charges of $2,412,000 and $11,481,000, respectively. The 1999 charge consists of
(i) $1,245,000 of defense costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999), (ii) $215,000 of costs associated with the investigation of possible strategic alternatives by the Company,
(iii) $850,000 of severance costs and (iv) $102,000 of other costs. The 1998 charge consists of (i) $5,327,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with the delay in the effectiveness the Company's Registration Statement, (ii) $4,554,000 for defense costs associated with the shareholder class action lawsuit and other related litigation, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (iv) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (v) $337,000 for management termination benefits and related costs.

    The Company expects to incur additional unusual charges during the year 2000 related to its efforts at restructuring its $75,000,000 principal amount of Senior Notes.

    Net interest expense for the year ended December 31, 1999 was $11,074,000 as compared to $13,652,000 for the year ended December 31, 1998, a decrease of $2,578,000. This decrease was primarily attributable to the retirement of notes payable and capitalized lease obligations.

    The Company's loss for the year ended December 31, 1999 was increased by $906,000 attributable to minority interests, as compared to an increase in the Company's loss of $413,000 for the year ended December 31, 1998.

    The provision for income taxes for the year ended December 31, 1999 was $470,000 as compared to $653,000 for the comparable period last year. The provision for income taxes for the years ended December 31, 1999 and 1998 consists entirely of estimated state income taxes. The income tax benefit calculated based upon the Company's pre-tax loss in both 1999 and 1998 was eliminated by an income tax valuation allowance of $17,494,000 and $1,783,000, respectively. These valuation allowances were recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred income tax assets.

    The Company's net loss from continuing operations for the year ended December 31, 1999 was $51,856,000 compared to $25,072,000 for the year ended December 31, 1998. The increase is due to the reasons discussed above.

    The net loss applicable to common stockholders (used in computing loss per common share) in the years ended December 31, 1999 and 1998 includes charges of $434,000 and $496,000, respectively, as a result of the accretion of the Company's convertible preferred stock.

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

    Cost of services for the year ended December 31, 1998 were $115,025,000 compared to $87,676,000 for the year ended December 31, 1997, an increase of $27,349,000 or 31%. The increase in costs of services was due to the inclusion for all of 1998 of centers acquired during 1997, which added $22,707,000 to 1998 costs and inclusion in 1998 of three newly-opened centers, which added an additional $2,713,000 to 1998 costs. Center level cost of services at imaging centers operated since the beginning of 1997 increased 2% to $53,703,000 from $52,720,000.

    Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, decreased for the year ended December 31, 1998 to 36% from 39% for the year ended December 31, 1999. This was due primarily to the impact of an intentional payor mix change away from personal injury claim business toward more managed care business, a gradual modality mix change toward lower priced procedures, and a continuing gradual decline in overall reimbursement rates as described above.

    The 1998 provision for doubtful accounts was $16,459,000, or 9% of net service revenues, compared to $20,364,000, or 14% of net service revenues in 1997. The percentage decrease in the 1998 provision resulted principally from generally improved performance in billing and collections and from the installation, over the course of the 1998 year, of the Company's ICIS radiology information system in the majority of its imaging centers that were acquired in 1997. Nevertheless, both periods experienced bad debt levels significantly higher than the industry norm. Since the beginning of 1998, the Company has converted 69 of the imaging centers operated or managed by the Company onto the ICIS system, bringing to 83 the total number of centers on ICIS as of December 31, 1998. While this has improved the Company's financial reporting and billing and collections capabilities on a going forward basis, it also effectively created many disparate "legacy" receivables systems comprised of many thousands of relatively small dollar transactions. Over the course of 1998, Company personnel maintained, and improved their proficiency on the ICIS system, while concurrently attempting to pursue (directly and indirectly through unaffiliated collection companies) the collection of the legacy systems' receivables. Although 76% of the legacy systems' receivables were collected during 1998, the increasing age of the remaining receivables contributed significantly to the 1998 provision for doubtful accounts.

    Corporate general and administrative expense for the year ended
December 31, 1998 was $11,887,000, a decrease of $2,044,000 from the $13,931,000 recorded for the year ended December 31, 1997. This decrease was primarily due to lower stock based compensation expense in 1998.

    Equipment lease expense for the year ended December 31, 1998 was $6,519,000, as compared to $2,320,000 for the year ended December 31, 1997 due to medical equipment upgrades and replacements and inclusion of three newly opened centers in 1998.

    Depreciation and amortization expense for the year ended December 31, 1998 was $24,550,000, compared to $18,733,000 for the year ended December 31, 1997, or an increase of $5,817,000. The increase was due primarily to the inclusion for all of 1998 of depreciation and goodwill amortization related to centers acquired during 1997.

    During the year ended December 31, 1998, the Company recorded unusual charges of $11,481,000 consisting of (i) $5,327,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with the delay in the effectiveness the Company's Registration Statement, (ii) $4,554,000 for defense costs associated with the shareholder class action lawsuit and other related litigation, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (iv) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and (v) $337,000 for management termination benefits and related costs.

    The unusual charges attributable to center closings of $3,489,000 are a result of the Company's review of under-performing centers and its determination that it would sell or close eight imaging centers during 1998 and early 1999. In most cases, the Company decided to sell or close these centers due to general competitive pressures and because of their close proximity to other imaging centers of the Company which have more advanced imaging equipment or other competitive advantages. Such charge consists of (i) $841,000 for the estimated costs to exit equipment lease and maintenance agreements and related facility costs, (ii) $1,562,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, and (iii) $1,086,000 for estimated equipment removal, facility restoration and related costs.

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

    The Company's loss for the year ended December 31, 1998 was increased by $413,000, attributable to minority interests, as compared to an increase in the Company's loss of $636,000 for the year ended December 31, 1997.

    The provision for income taxes for the year ended December 31, 1998 decreased to $653,000 from $1,221,000 in the prior year. The provision for income taxes for the year ended December 31, 1998 consists entirely of state income taxes. The income tax benefit calculated based upon the Company's pre-tax loss in both 1998 and 1997 was eliminated by an income tax valuation allowance of $1,783,000 and $10,700,000, respectively. These valuation allowances were recorded due to the uncertainty regarding the recognition of the full amount of the Company's deferred income tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

    During the year ended December 31, 1999, the Company's primary source of cash flow was comprised of $9,550,000 from operations, a reduction in the Company's cash balances of $11,637,000 and other borrowings of $2,515,000. The primary use of cash was the repayment of principal amount of capital lease obligations and notes and mortgages payable totaling $20,337,000 and capital expenditures of $3,573,000.

    During the year ended December 31, 1998, the Company's primary source of cash flow was from proceeds from the sale of the Company's StarMed Staffing subsidiary of $28,814,000 (before repayment of StarMed's third party debt but after the expenses of sale) and cash flow provided by operating activities of $14,225,000. The primary use of cash during the period was the repayment of $36,745,000 of interest bearing debt (including $13,786,000 of StarMed's third-party debt repaid in accordance with the terms of the StarMed Sale) and principal amount of capital lease obligations. The Company also used cash of $8,621,000 for the repurchase of Common Stock subject to redemption as a result of the exercise of repurchase rights granted by the Company in connection with certain 1997 center acquisitions.

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

FINANCIAL RESOURCES AND LIQUIDITY

    Since September 30, 1999, the Company failed to meet certain financial covenants under its $75,000,000 of Senior Notes indebtedness. In addition, the Company has deferred payment of the required monthly interest payments on the Senior Notes indebtedness since January 2000 and the required monthly interest and principal payments on certain other unsecured debt since February 2000. The deferral of these payments represent defaults under such loan agreements. As a result of these defaults, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. Furthermore, certain medical equipment and other notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of other agreements such as the Senior Notes.

    In the event that the holders of the Senior Notes or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. In addition, if such obligations were to be accelerated, in whole or in part, management does not believe it would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at December 31, 1999. Accordingly, the Company has a deficit in working capital of $75,723,000 at December 31, 1999. Furthermore, the Company has generated net losses in each of the last three years aggregating $102,456,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's independent auditors, Ernst & Young LLP, on the consolidated financial statements of the Company for the year ended December 31, 1999 contains an explanatory paragraph with respect to the issues that raise substantial doubt about the Company's ability to continue as a going concern as mentioned in Note 2 to the Company's consolidated financial statements.

    On March 29, 2000, the Company entered into an agreement-in-principle with the holders of the Senior Notes providing for conversion of the full amount of their $75,000,000 of debt into approximately 84% of the common equity of the Company. In addition, under the agreement-in-principle with the holders of the Senior Notes, an additional $5,121,000 of unsecured notes would also be converted into approximately 6% of the common equity of the Company. Also, under this agreement-in-principle, which is subject to certain conditions, including internal approval by certain holders of the Senior Notes, it is contemplated that the Company's remaining equity will distributed among junior creditors (including plaintiffs in current lawsuits pending against the Company), other claim holders and the Company's equity holders (including the Company's Convertible Preferred Stock). The Company plans to affect these conversions through filing a pre-negotiated Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code. The plan for reorganization, which is subject to Bankruptcy Court approval, is expected to be filed in April 2000. It is contemplated that such reorganization will only impact the parent company of Medical Resources, Inc., and that physician relationships, trade credit and employee obligations of the Company would not be impaired. There can be no assurance that the Company will be successful in consummating the reorganization as described above.

    In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during the fourth quarter of 1999 and early 2000, the Company sold or closed nine underperforming centers that had generated aggregate pretax operating losses of $4,267,000 during 1999, and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

    The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

    Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of December 31, 1999, the Company's debt, including capitalized lease obligations, totaled $116,174,000. Cash available to the Company for general corporate use declined from $13,479,000 at December 31, 1998 to $3,827,000 as of December 31, 1999. These balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to the Company for general corporate purposes. However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's 2000 short term debt which is attributable to non-wholly owned affiliates.

    Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to expected proceeds from the sale of certain centers and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects average monthly cash flows during 2000 to improve from the level achieved during 1999. Provided that the Company is able to complete the sale of certain of its centers and its cash collections show improvement, and assuming that the Company reaches satisfactory resolution with the Senior Note holders regarding the current financial covenant defaults, management believes that existing available cash balances plus expected cash flow from operations will be adequate to fund the Company's expected cash requirements for the next twelve months.

MARKET RISK DISCLOSURE

    The Company's financial instruments consist principally of its notes payable and mortgages with a carrying amount of $99,930,000 as of December 31, 1999. Practically all such notes and mortgages have fixed interest rates. The impact of a 2% increase in market interest rates on the fair value of such notes and mortgages would be a reduction in fair value of $5,418,000.

WORKING CAPITAL

    The Company has a working capital deficit of $75,723,000 at December 31, 1999 compared to a working capital surplus of $30,985,000 at December 31, 1998. The deficit is primarily due to classification of $75,000,000 of Senior Notes due 2001 through 2005 and certain other debt and capital leases as current liabilities as a result of covenant defaults under such agreements.

OTHER OBLIGATIONS OF THE COMPANY

    In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the Federal securities laws. In some cases, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,658,000 with respect to all such Price Protection Shortfall obligations. As of December 31, 1999, the Company had paid $1,153,000 with respect to such Price Protection Shortfall obligations and $505,000 remained due and payable in 2000.

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

    As a result of the Company's failure to register the RGC Conversion Shares until October 2, 1998, the Company: (i) issued warrants to RGC to acquire
(a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 shares of Common Stock at an exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value, for accounting purposes, of $3,245,000) and
(ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1997 Warrants to acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 Warrants was reduced to $2.73 per share. As of December 31, 1999, no principal or interest was outstanding on the RGC Penalty Notes.

    As of December 31, 1999, 14,275 shares of the Company's Series C Preferred Stock were issued and outstanding. In March 2000, 100 shares were converted into 308,141 shares of common stock.

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

SEASONALITY AND INFLATION

    The Company believes that its business in only moderately affected by seasonality. The third quarter is typically the slowest quarter of the year because the months of July and August are the principal vacation months of the year. The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to date to the Company's operations. Notwithstanding the foregoing, general inflation trends and continuing reimbursement rate pressures in the future may cause the Company not to be able to raise prices for its diagnostic imaging procedures by an amount sufficient to offset the negative effects of increasing costs. While the Company has responded to these concerns in the past by attempting to increase the volume of its business, there can be no assurance that the Company will be able to increase its volume of business in the future. These trends, if continued over time, could have a material adverse effect on the financial results of the Company.

IMPACT OF YEAR 2000 ON COMPANY'S COMPUTER SOFTWARE

    The "Year 2000 Problem" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominately from the fact that certain computer hardware and many software programs historically recorded a date's "year" in a two-digit format (i.e., "98" for 1998) and therefore may recognize the year "00" as 1900 instead of the Year 2000. The Year 2000 Problem created potential risks for the Company, including the inability to recognize or properly treat dates occurring on or after January 1, 2000, which may have resulted in computer system failures or miscalculations of critical financial or operational information as well as failures of equipment controlling date-sensitive microprocessors or influencing patient care.

    In late 1999, the Company completed its remediation and testing of systems to address the potential Year 2000 Problem. As a result of the planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred approximately $83,000 in costs during 1999 in connection with remediation of its systems. The Company is not aware of any material disruptions resulting from Year 2000 issues, either with its products, it internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and third party payors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Notwithstanding the discussion above, there can be no assurance that there will be no future effect of Year 2000 that might materially adversely impact the Company's results of operations or adversely affect the Company's relationships with suppliers and third party payors.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Statements contained in this Report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation: the ability of the Company to consummate a Plan of Reorganization pursuant to its agreement with the holders of the $75,000,000 of Senior Notes; the ability of the Company to generate net positive cash flows from operations; the ability of the Company to obtain financing (and any required consents and approvals) to fund its operations as needed; the payment timing and ultimate collectibility of accounts receivable from different payer groups (including personal injury type); the impact of a changing mix of managed care and personal injury claim business on contractual allowance provisions, net revenues and bad debt provisions; the availability of lease financing, in general and on reasonable terms, for the replacement or upgrade of the Company's diagnostic equipment as required to remain competitive; and the effects of federal and state laws and regulations on the Company's business over time. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the Company's filings with the Securities and Exchange Commission (SEC) over the last 12 months, copies of which are available from the SEC or from the Company upon request.

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

    None.

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

    (i) Report of Independent Auditors.

    (ii) Consolidated Balance Sheets as of December 31, 1999 and 1998.

   (iii) Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

    (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

    (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

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

        10.3 Waiver and Amendment Agreement, dated September 23, 1998, between the Company and the Senior Note Purchasers listed therein.***********

        10.4 Second Waiver and Amendment, dated as of March 15, 1999, between the Company and the Senior Note Purchasers listed therein.***********

        10.5 Third Waiver and Amendment, dated as of August 6, 1999, between the Company and the Senior Note Purchasers listed therein.************

        10.6            Amended and Restated Promissory Note, dated December 21,
                        1999, between the Company and DVI Financial Services, Inc.#

        10.7            Securities Purchase Agreement, dated as of July 21, 1997,
                        between the Company and RGC International Investors, LDC.**

        10.8            Registration Rights Agreement, dated as of July 21, 1997,
                        between the Company and RGC International Investors, LDC.**

        10.9 $15,000,000 Promissory Note, dated December 29, 1997, payable to DVI Financial Services Inc. together with Warrant, dated 1997 to purchase 100,000 shares of Common
                        Stock*********

        10.10           1992 Stock Option Plan.*

        10.11           1995 Stock Option Plan of the Company.******

        10.12           1996 Stock Option Plan of the Company.*******

        10.13           1996 Stock Option Plan B of the Company.*******

        10.14           1998 Stock Option Plan.**********

        10.15           1998 Non-Employee Director Stock Option Plan.**********

        10.16           Warrant, dated December 30, 1997, to purchase 817,000 shares of Common Stock issued to RGC International, LDC.*********

        10.17           Employment Agreement, dated January 30, 1998, between the
                        Company and Duane C. Montopoli.*********

        10.18           Consulting Agreement, dated November 9, 1999, between the
                        Company and Duane C. Montopoli.#

        10.19           Employment Agreement, dated March 23, 1998, between the
                        Company and Geoffrey A. Whynot.*********

        10.20           Employment Agreement, dated April 6, 1998, between the
                        Company and Christopher J. Joyce.*********

        21.1            List of Subsidiaries.*************

        23.1            Consent of Independent Auditors--Ernst & Young LLP.#

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

     ******** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    *********  Incorporated herein by reference from the Company's
               Registration Statement on
               Form S-1 (File No. 333-24865).

   **********  Incorporated by reference from the Company's Quarterly
               Report on Form 10-Q for the nine months ended September 30, 1998.

  ***********  Incorporated herein by reference from the Company's Annual
               Report on Form 10-K Filed for the year ended December 31,
               1998.

 ************  Incorporated by reference from the Company's Quarterly
               Report on Form 10-Q for the six months Ended June 30, 1999.

*************  Incorporated by references from the Company's Annual Report on Form 10-K/A filed for the year-ended December 31, 1998.

            #  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                       MEDICAL RESOURCES, INC.

                                                       By:           /s/ CHRISTOPHER J. JOYCE
                                                            -----------------------------------------
                                                                       Christopher J. Joyce
Dated: March 30, 2000                                               CO-CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ GEOFFREY A. WHYNOT
                                                            -----------------------------------------
                                                                        Geoffrey A. Whynot
                                                                    CO-CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 2000.

                   SIGNATURE                                   CAPACITY IN WHICH SIGNED
                   ---------                                   ------------------------
            /s/ D. GORDON STRICKLAND              Chairman of the Board of Directors
     --------------------------------------
              D. Gordon Strickland

              /s/ GARY N. SIEGLER                 Director
     --------------------------------------
                Gary N. Siegler

               /s/ JOHN JOSEPHSON                 Director
     --------------------------------------
                 John Josephson

             /s/ SALLY W. CRAWFORD                Director
     --------------------------------------
               Sally W. Crawford

               /s/ PETER B. DAVIS                 Director
     --------------------------------------
                 Peter B. Davis

             /s/ DUANE C. MONTOPOLI               Director
     --------------------------------------
               Duane C. Montopoli

                            MEDICAL RESOURCES, INC.
                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Medical Resources, Inc.

    We have audited the accompanying consolidated balance sheets of Medical Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Resources, Inc. and Subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's incurred a net loss in each of the three years in the period ended December 31, 1999 and has a working capital deficiency at December 31, 1999. In addition, the Company has not complied with certain covenants of loan and lease agreements and its intentions are to seek reorganization under Chapter 11 of the Federal Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

MetroPark, New Jersey
March 2, 2000, except for the
  third paragraph of Note 2,
  as to which the date
  is March 29, 2000.

                            MEDICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998
                                                              --------   --------
                                ASSETS
Current Assets:
Cash and cash equivalents...................................  $  9,360   $ 20,997
Restricted cash.............................................       600      1,182
Accounts receivable, net....................................    50,177     54,451
Other receivables...........................................     8,579      8,140
Prepaid expenses............................................     3,638      3,819
Income taxes recoverable....................................        --      2,322
                                                              --------   --------
  Total current assets......................................    72,354     90,911
Property and equipment, net.................................    33,718     50,791
Goodwill and other intangible assets, net...................   112,474    141,079
Other assets................................................     1,510      3,133
                                                              --------   --------
  Total assets..............................................  $220,056   $285,914
                                                              ========   ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Senior Notes due 2001 through 2005, classified as current...  $ 75,000   $     --
Long-term notes and mortgages payable, classified as
  current...................................................    10,999         --
Capital lease obligations, classified as current............     4,901         --
Current portion of notes and mortgages payable..............     9,718     11,019
Current portion of capital lease obligations................     7,808      9,355
Accounts payable............................................    11,327     10,946
Accrued expenses and other current liabilities..............    28,324     23,356
Accrued shareholder settlement cost.........................        --      5,250
                                                              --------   --------
  Total current liabilities.................................   148,077     59,926
Notes and mortgages payable, less current portion...........     4,213     92,556
Obligations under capital leases, less current portion......     3,535     15,101
Other long term liabilities.................................       768      1,061
                                                              --------   --------
  Total liabilities.........................................   156,593    168,644
Minority interest...........................................     4,573      5,047
Stockholders' equity:
Common stock, $.01 par value; authorized 50,000 shares,
  9,756 issued and outstanding at December 31, 1999 and
  9,336 issued and outstanding at December 31, 1998.........        98         93
Series C Convertible Preferred Stock, $1,000 per share
  stated value; 14 shares issued and outstanding at December
  31, 1999 and 15 shares issued and outstanding at December
  31, 1998 (liquidation preference of 3% per annum).........    15,321     15,547
Additional paid-in capital..................................   144,909    146,165
Accumulated deficit.........................................  (101,438)   (49,582)
                                                              --------   --------
  Total stockholders' equity................................    58,890    112,223
                                                              --------   --------
  Total liabilities and stockholders' equity................  $220,056   $285,914
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net service revenues........................................  $157,640   $179,056   $144,412
Cost of services............................................   106,800    115,025     87,676
                                                              --------   --------   --------
  Gross profit..............................................    50,840     64,031     56,736
Provision for doubtful accounts.............................    12,482     16,459     20,364
Corporate general and administrative expenses...............    11,891     11,887     13,931
Equipment leases............................................    10,481      6,519      2,320
Depreciation and amortization...............................    21,825     24,550     18,733
Loss on impairment of goodwill and other assets.............    29,825         --     12,962
Loss on sale and closure of centers.........................     1,330      3,489         --
Other unusual charges.......................................     2,412     11,481      9,723
                                                              --------   --------   --------
  Operating loss............................................   (39,406)   (10,354)   (21,297)

Interest expense, net.......................................    11,074     13,652      8,814

Minority interest...........................................       906        413        636
                                                              --------   --------   --------
  Loss from continuing operations before income taxes.......   (51,386)   (24,419)   (30,747)
Provision for income taxes..................................       470        653      1,221
                                                              --------   --------   --------
  Loss from continuing operations...........................   (51,856)   (25,072)   (31,968)
Discontinued operations:
  Income from discontinued operations (net of income tax
    provision of $117 and $1,079, respectively).............        --      1,806        729
  Gain on sale of discontinued operations (net of income tax
    provision of $250)......................................        --      3,905         --
                                                              --------   --------   --------
    Income from discontinued operations.....................        --      5,711        729
                                                              --------   --------   --------
    Net loss................................................   (51,856)   (19,361)   (31,239)
Charges related to convertible preferred stock..............      (434)      (496)    (1,938)
                                                              --------   --------   --------
    Net loss applicable to common stockholders..............  $(52,290)  $(19,857)  $(33,177)
                                                              ========   ========   ========
Basic and diluted loss per common share:
    Continuing operations...................................  $  (5.45)  $  (3.23)  $  (4.96)
    Discontinued operations.................................        --       0.72       0.11
                                                              --------   --------   --------
    Net loss per share......................................  $  (5.45)  $  (2.51)  $  (4.85)
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(51,856)  $(19,361)  $(31,239)
                                                              --------   --------   --------
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    21,825     24,550     19,334
  Provision for uncollectible accounts receivable...........    12,482     16,459     20,656
  Deferred income tax provision.............................        --      4,845       (836)
  Expense incurred in connection with warrants and notes
    issued to preferred stockholders........................        --      3,644      2,051
  Write-off of goodwill and other long lived assets.........    29,825      1,562     12,962
  Gain on sale of discontinued business.....................        --     (3,905)        --
  Other, net................................................      (302)       765      2,648

Changes in operating assets and liabilities:
  Accounts receivable.......................................    (9,198)   (20,219)   (30,270)
  Other receivables.........................................      (439)    (1,210)    (2,219)
  Other current assets......................................     2,486      6,872     (9,971)
  Other assets..............................................     1,603      1,413     (3,253)
  Accounts payable and accrued expenses.....................     3,417     (2,073)    16,560
  Other liabilities.........................................      (293)       883     (1,745)
                                                              --------   --------   --------
    Total adjustments.......................................    61,406     33,586     25,917
                                                              --------   --------   --------
    Net cash provided by (used in) operating activities.....     9,550     14,225     (5,322)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net.....................    (3,573)    (3,304)    (5,429)
Disposition of diagnostic imaging centers, net of cash
  sold......................................................       781         --         --
Proceeds from sale of discontinued business.................        --     28,814         --
Contingent consideration related to prior year
  acquisitions..............................................        --     (2,900)        --
Acquisition of diagnostic imaging centers and Dalcon
  Technologies, net of cash acquired........................        --         --    (58,498)
Investment in diagnostic imaging center joint venture.......        --         --     (1,000)
Costs associated with refinancing of assets under capital
  leases....................................................        --         --     (1,461)
Sale (purchase) of short-term investments, net..............        --         --      6,109
Other, net..................................................       582       (258)       176
                                                              --------   --------   --------
  Net cash provided by (used in) investing activities.......    (2,210)    22,352    (60,103)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........   (11,280)   (11,771)    (6,651)
Principal payments on notes and mortgages payable...........    (9,057)   (11,188)    (5,312)
Proceeds from borrowings under notes payable and line of
  credit....................................................     2,515      6,847     11,594
Retirement of debt in connection with sale of discontinued
  business..................................................        --    (13,786)        --
Repurchase of Common Stock subject to redemption............        --     (8,621)        --
Proceeds from Senior Notes, net of issuance costs...........        --         --     76,523
Proceeds from issuance of preferred stock, net..............        --         --     16,965
Proceeds from sale/leaseback transactions...................        --         --      9,866
Proceeds from exercise of options and warrants..............        --         --      2,696
Note and capital lease repayments in connection with
  acquisitions..............................................        --         --    (13,799)
Note and capital lease repayments in connection with Senior
  Notes transaction.........................................        --         --    (13,764)
Note and capital lease repayments in connection with
  sale/leaseback transactions...............................        --         --     (4,822)
Other, net..................................................    (1,155)      (259)       (19)
                                                              --------   --------   --------
  Net cash provided by (used in) financing activities.......   (18,977)   (38,778)    73,277
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (11,637)    (2,201)     7,852
Cash and cash equivalents at beginning of year..............    20,997     23,198     15,346
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  9,360   $ 20,997   $ 23,198
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the year for--
  Income taxes, net.........................................  $ (2,566)  $ (7,948)  $11,091
  Interest..................................................    11,518     15,138     7,201
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Capital lease obligations and notes payable incurred for
  diagnostic imaging and computer equipment.................       845         --    13,654
Capital lease obligations assumed in connection with
  acquisitions..............................................        --         --    26,612
Notes payable obligations assumed in connection with
  acquisitions..............................................        --         --    36,505
Conversion of subordinated debentures to Common Stock, net
  of issuance costs.........................................        --         --     6,636
Issuance of Common Stock in connection with acquisitions....        --         --    17,281
Accrual of Common Stock subject to redemption...............        --     (1,114)    9,734
Issuance of warrants in connection with acquisitions........        --         --     3,853
Issuance of warrants and notes payable to convertible
  preferred stockholders....................................        --      3,644     2,051
Issuance of notes payable in connection with acquisitions...        --      1,200     4,250
Conversion of preferred stock...............................       660      3,191        --
Conversion of notes payable.................................        --      1,750        --
Issuance of warrants to Senior Note holders.................        --        503        --
Issuance of subordinated debentures in connection with
  shareholder settlement....................................     5,250         --        --

   The accompanying notes are an integral part of the consolidated financial statements.

                            MEDICAL RESOURCES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                        COMMON                 ADDITIONAL   RETAINED    TREASURY
                                                             COMMON    STOCK TO    PREFERRED    PAID-IN     EARNINGS     SHARES
                                                  TOTAL      STOCK     BE ISSUED     STOCK      CAPITAL     (DEFICIT)   AT COST
                                                 --------   --------   ---------   ---------   ----------   ---------   --------
BALANCE AT JANUARY 1, 1997.....................  $106,384     $62       $ 1,721     $    --     $103,052    $   2,956   $(1,433)
Net loss.......................................   (31,239)                                                    (31,239)
Unrealized appreciation on investment..........       (26)
                                                 --------
Total comprehensive loss.......................   (31,265)
Issuance of Common Stock related to acquisition
  of diagnostic imaging centers................    10,673       4        (1,721)                  10,957                  1,433
Issuance of Common Stock related to acquisition
  of staffing offices..........................     2,000      --                                  2,000
Issuance of Common Stock related to acquisition
  of Dalcon Technologies.......................     1,934      --                                  1,934
Warrants issued related to acquisition of
  diagnostic imaging centers...................     3,853                                          3,853
Warrants issued in connection with preferred
  stock........................................     2,051                                          2,051
Warrants issued in connection with long-term
  borrowings...................................       337                                            337
Conversion of debentures.......................     6,635       5                                  6,630
Exercise of stock options and warrants.........     2,696       1                                  2,695
Stock-option based compensation expense........     2,536                                          2,536
Tax benefit from exercise of stock options.....     1,000                                          1,000
Common Stock issued in connection with
  acquisition earnout..........................     2,676       1                                  2,675
Issuance of Convertible Preferred Stock........    16,965                            18,000       (1,035)
Accretion of Convertible Preferred Stock.......        --                               242                      (242)
Increase in price protection related to certain
  restricted Common Stock......................    (1,696)                                                     (1,696)
Other, net.....................................       125                                            125
                                                 --------     ---       -------     -------     --------    ---------   -------

BALANCE AT DECEMBER 31, 1997...................   126,904      73            --      18,242      138,810      (30,221)       --
Net loss.......................................   (19,361)                                                    (19,361)
Warrants issued in connection with preferred
  stock........................................     1,194                                          1,194
Conversion of preferred stock..................        --       7                    (3,191)       3,184
Conversion of promissory note..................     1,750       7                                  1,743
Termination of common stock repurchase
  rights.......................................     1,114                                          1,114
Exercise of stock options and warrants.........       129                                            129
Stock-option based compensation expense........       374                                            374
Accretion of Convertible Preferred Stock.......        --                               496         (496)
Other, net.....................................       119       6                                    113
                                                 --------     ---       -------     -------     --------    ---------   -------

BALANCE AT DECEMBER 31, 1998...................   112,223      93            --      15,547      146,165      (49,582)       --
Net loss.......................................   (51,856)                                                    (51,856)
Conversion of preferred stock..................                 5                      (660)         655
Stock-option based compensation expense........       184                                            184
Accretion of Convertible Preferred Stock.......                                         434         (434)
Purchase price protection......................    (1,661)                                        (1,661)
                                                 --------     ---       -------     -------     --------    ---------   -------

BALANCE AT DECEMBER 31, 1999...................  $ 58,890     $98       $    --     $15,321     $144,909    $(101,438)  $    --
                                                 ========     ===       =======     =======     ========    =========   =======

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

    Net service revenues are reported, when earned, at their estimated net realizable amounts from third party payors, patients, and others for services rendered at contractually established billing rates which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net service revenues at the time services are rendered. Subject to the foregoing and various Federal and state regulations, imaging centers operated or managed by the Company recognize revenue under one of the following three types of agreements with Interpreting Physician(s):

        TYPE I--Pursuant to facility service agreements with Interpreting Physician(s) or Physician Group(s) the Company receives a technical fee for each diagnostic imaging procedure performed at a

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) center, the amount of which is dependent upon the type of procedure performed. The fee included in revenues is net of contractual allowances. The Company and the Interpreting Physician(s) or Physician Group proportionally share in any losses due to uncollectible amounts from patients and third party payors, and the Company has established reserves for its share of the estimated uncollectible amount.

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

        TYPE III--Pursuant to a facility service agreement, the Company receives, from an affiliated physician association, a fee for the use of the premises, a fee per procedure for acting as billing and collection agent, and a fee for administrative and technical services performed at the centers. The affiliated physician association contracts with and pays directly the Interpreting Physician(s). The Company's fee, net of an allowance based upon the affiliated physician association's ability to pay after the association has fulfilled its obligations (i.e., estimated future net collections from third party payors and patients less Interpreting Physician(s) fees and, in certain centers, facility lease expense), constitutes the Company's net service revenues. Since the Company's net service revenues are dependent upon the amount ultimately realized from patient and third party receivables, the Company's revenue and receivables are reduced by an estimate of patient and third party payor contractual allowances and by a provision for estimated uncollectible amounts.

    During 1999, the Company changed the billing structure of 19 imaging centers from Type I and II into Type III centers.

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

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual allowances, the provision for doubtful accounts receivable, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from management's estimates.

CASH AND CASH EQUIVALENTS

    For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. Cash shown on the Consolidated Balance Sheets include cash balances held by non-wholly owned affiliates. Restricted cash consists of amounts held pursuant to expected distributions to limited partners.

INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

    The minority interests in the equity of consolidated joint ventures and limited partnerships, are reflected in the accompanying consolidated financial statements. Investments by the Company in joint ventures and limited partnerships over which the Company can exercise significant influence but does not control are accounted for using the equity method.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of purchase price of businesses over the fair value of assets acquired is recorded as goodwill and is amortized on a straight line basis generally over twenty years. Other intangible assets consist of covenants not to compete, value of managed care contracts related to acquired businesses and deferred financing costs and are amortized on a straight line basis over their respective initial estimated

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) lives of three to ten years. Gross intangible assets and related accumulated amortization are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Goodwill and other intangibles, net
  Goodwill..................................................  $128,159   $149,967
  Other intangibles.........................................    10,405     10,141
  Less accumulated amortization.............................   (26,090)   (19,029)
                                                              --------   --------
    Net.....................................................  $112,474   $141,079
                                                              ========   ========

    Amortization expense from continuing operations for goodwill was $7,688,000, $7,788,000 and $5,626,000 in 1999, 1998 and 1997, respectively. Amortization expense for other intangibles was $1,510,000, $1,122,000 and $1,151,000 in 1999,
1998 and 1997, respectively.

    The Company periodically reviews long-lived assets to assess recoverability based upon expectations of undiscounted cash flows and operating income of each entity having a material long-lived asset balance. An impairment would be recognized in operating results, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the related long-lived assets. The amount of the impairment would be measured by comparing the carrying value of long-lived assets to their fair values. See discussion of impairment loss in Note 3 of the Notes to Consolidated Financial Statements.

EARNINGS PER SHARE

    Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of Common Shares outstanding during the period plus the potentially issuable common shares related to outstanding stock options, warrants and convertible debt.

                            MEDICAL RESOURCES, INC.

1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The computations of basic earnings per share and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Basic and diluted earnings (loss) per share information
------------------------------------------------------------
Loss from continuing operations.............................  $(51,856)   $(25,072)   $(31,968)
Total income from discontinued operations...................        --       5,711         729
                                                              --------    --------    --------
Net loss....................................................   (51,856)    (19,361)    (31,239)
Charges related to restricted Common Stock and Convertible
  Preferred Stock...........................................      (434)       (496)     (1,938)
                                                              --------    --------    --------
Net loss applicable to common stockholders..................  $(52,290)   $(19,857)   $(33,177)
                                                              ========    ========    ========
Weighted average number of Common Shares....................     9,598       7,910       6,832
                                                              ========    ========    ========
Net loss per share before discontinued operations...........  $  (5.45)   $  (3.23)   $  (4.96)
Discontinued operations.....................................        --        0.72        0.11
                                                              --------    --------    --------
Basic and diluted loss per share............................  $  (5.45)   $  (2.51)   $  (4.85)
                                                              ========    ========    ========

    Warrants, options and the Series C Convertible Preferred Stock are not dilutive in 1999, 1998 and 1997.

STOCK OPTIONS

    The Company has elected to continue to measure compensation cost for stock options using the accounting methods prescribed by APB No. 25 and will disclose the amount of the proforma compensation expense, required to be disclosed under SFAS No. 123. See disclosure in Note 8 of the Notes to the Consolidated Financial Statements.

INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 1999 and 1998, the Company has provided a valuation reserve against its net deferred income tax assets due to uncertainty regarding the ultimate recovery of such deferred income tax assets. See further discussion in Note 9 of the Notes to the Consolidated Financial Statements.

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY

    Since September 30, 1999, the Company failed to meet certain financial covenants under its $75,000,000 of Senior Notes indebtedness. In addition, the Company has deferred payment of the required

                            MEDICAL RESOURCES, INC.

2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING LIQUIDITY (CONTINUED) monthly interest payments on the Senior Notes indebtedness since January 2000 and the required monthly interest and principal payments on certain other unsecured debt since February 2000. The deferral of these payments represent defaults under such loan agreements. As a result of these defaults, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. Furthermore, certain medical equipment and other notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek certain other remedies if the Company is in default under the terms of other agreements such as the Senior Notes.

    In the event that the holders of the Senior Notes or the other creditors or lessors elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. In addition, if such obligations were to be accelerated, in whole or in part, management does not believe it would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at December 31, 1999. Accordingly, the Company has a deficit in working capital of $75,723,000 at December 31, 1999. Furthermore, the Company has generated net losses in each of the last three years aggregating $102,456,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    On March 29, 2000, the Company entered into an agreement-in-principle with the holders of the Senior Notes providing for conversion of the full amount of their $75,000,000 of debt into approximately 84% of the common equity of the Company. In addition, under the agreement-in-principle with the holders of the Senior Notes which is subject to certain conditions, including internal approval by certain holders of the Senior Notes, an additional $5,121,000 of unsecured notes would also be converted into approximately 6% of the common equity of the Company. The Company plans to affect these conversions through filing a pre-negotiated Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code. The plan of reorganization, which is subject to Bankruptcy Court approval, is expected to be filed in April 2000. There can be no assurance that the Company will be successful in consummating the reorganization as described above.

    In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during the fourth quarter of 1999 and early 2000, the Company sold or closed nine underperforming centers that had generated aggregate pretax operating losses of $4,267,000 during 1999, and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

    The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

                            MEDICAL RESOURCES, INC.

3. UNUSUAL CHARGES AND LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED
ASSETS

LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

    During 1999, the Company recorded a $29,825,000 non-cash loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $21,863,000, other intangibles of $169,000 and fixed assets of $7,793,000. The impairment relates primarily to eleven of the Company's diagnostic imaging centers that are under-performing. The Company has recorded impairment losses for these centers because the sum of their expected future cash flows, determined based on an assumed continuation of current operating methods and structures, is less than the carrying value of the related long-lived assets. The Company's assessment of future cash flows for these centers reflects the recent negative trends in the diagnostic imaging business, including continued erosion of reimbursement rates and further expansion of capacity through the opening of new competing centers in certain of the Company's markets. Due to these trends, the Company has determined that its plans for operating improvements in these centers will likely not be adequate to cause these centers to be sufficiently successful in the future to recover the value of recorded goodwill and other long-lived assets.

    During the fourth quarter of 1997, the Company recorded a $12,962,000 loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $10,425,000, covenants not to compete of $118,000 and fixed assets of $2,419,000. The write-down of fixed assets primarily relates to imaging equipment. The entire impairment primarily relates to eight of the Company's diagnostic imaging centers that were under-performing. The Company recorded impairment losses for these centers because the sum of the expected future cash flows, determined based on an assumed continuation of operating methods and structures in effect in 1997, did not cover the carrying value of the related long-lived assets.

LOSS ON SALE AND CLOSURE OF CENTERS

    During 1999 and 1998, the Company also recorded losses on the sale and closure of diagnostic imaging centers of $1,330,000 and $3,489,000, respectively. In most cases, the Company decided to sell or close these centers due to general competitive pressures and because of proximity to other imaging centers of the Company which have more advanced imaging equipment. The 1999 loss consists of (i) $910,000 for the estimated equipment removal, facility restoration and related costs and (ii) $420,000 for legal and professional fees and employee termination costs. In addition, the Company remains obligated under certain facility leases related to such centers aggregating approximately $90,000 per month until such time as the facilities are subleased, or the lease expires. The 1998 loss consists of (i) $841,000 for the estimated costs to exit equipment lease and maintenance agreements and related facility costs,
(ii) $1,562,000 for the write-off of fixed assets, goodwill and other intangibles and other assets, and (iii) $1,086,000 for estimated equipment removal, facility restoration and related costs.

OTHER UNUSUAL CHARGES

    During 1999 and 1998, the Company recorded other unusual charges of $2,412,000 and $11,481,000, respectively. The 1999 charge consists of
(i) $1,245,000 of defense costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999, see Note 10), (ii) $215,000 of costs associated with the investigation of possible strategic alternatives by the Company, (iii) $850,000 for management termination benefits and related costs and (iv) $102,000 of other costs. The 1998 charge consists of (i) $5,327,000 ($1,194,000 of which was a non-cash charge related to the issuance of 117,000 common stock warrants) for penalties associated with

                            MEDICAL RESOURCES, INC.

3. UNUSUAL CHARGES AND LOSS ON IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS (CONTINUED) the delay in the effectiveness of the Company's Registration Statement,
(ii) $4,554,000 for defense costs associated with the shareholder class action lawsuit and other related litigation, (iii) $883,000 for costs associated with the investigation of related party transactions which was concluded in April 1998, (iv) $380,000 for professional fees attributable to obtaining the waiver and amendment under the Company's Senior Note obligations and
(v) $337,000 for management termination benefits and related costs.

    During the fourth quarter of 1997, the Company also recorded $9,723,000 of other unusual charges consisting of (i) $3,256,000 for the estimated net costs associated with the resolution of the shareholder and employee lawsuits (see discussion of litigation in Note 10 of the Notes to the Consolidated Financial Statements), (ii) $2,243,000 for higher than normal professional fees,
(iii) $2,169,000 ($2,051,000 of which was a non-cash charge related to the issuance of 272,000 warrants) for penalties associated with delays in the registration of the Company's common stock issued in connection with acquisitions or issuable upon conversion of convertible preferred stock,
(iv) $1,150,000 for the loss on investment related to a potential acquisition not consummated, (v) $469,000 for costs associated with the investigation of related party transactions which was concluded in April 1998 and (vi) $436,000 for management termination benefits and related costs. The Company accrues for legal fees as incurred.

4. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net is comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Management fee receivables (net of contractual allowances)
  Due from unaffiliated physicians (Type I revenues)........  $22,604    $33,810
  Due from affiliated physicians (Type III revenues)........   15,998      5,436
Patient and third party payor accounts receivable (Type II
  revenues).................................................   26,988     29,230
                                                              -------    -------
Accounts receivable before allowance for doubtful
  accounts..................................................   65,590     68,476
Less: Allowance for doubtful accounts.......................  (15,413)   (14,025)
                                                              -------    -------
Total accounts receivable, net..............................  $50,177    $54,451
                                                              =======    =======

    Accounts receivable is net of contractual allowances which represent standard fee reductions negotiated with certain third party payors. Contractual allowances amounted to $137,159,996, $128,218,000 and $93,490,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company's receivables relate to a variety of different structures (see discussion of revenue recognition in Note 1 as well as a variety of payor classes, including third party medical reimbursement organizations, principally insurance companies. Approximately 10% and 15% of the Company's 1999 and 1998 imaging revenues was derived from the delivery of services where the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Personal Injury Type accounts receivable). The Company undertakes certain measures to identify and document the individual's obligation to pay for services rendered regardless of the outcome of the pending litigation. By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its Personal Injury Type accounts receivable will be outstanding for

                            MEDICAL RESOURCES, INC.

4. ACCOUNTS RECEIVABLE, NET (CONTINUED)
periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. For Personal Injury Type accounts receivable, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.

5. PROPERTY AND EQUIPMENT

    Property and equipment stated at cost are set forth below (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Diagnostic equipment........................................  $50,400    $62,177
Leasehold improvements......................................   16,259     19,591
Furniture and fixtures......................................   10,751     10,077
Land and buildings..........................................    4,081      5,050
                                                              -------    -------
                                                               81,491     96,895
Less: accumulated depreciation and amortization.............  (47,773)   (46,104)
                                                              -------    -------
                                                              $33,718    $50,791
                                                              =======    =======

    Depreciation and amortization expense from continuing operations related to property and equipment amounted to $12,627,000, $15,640,000 and $11,955,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Accrued professional fees...................................  $ 4,394    $ 4,947
Accrued payroll and bonuses.................................    2,791      1,956
Accrued interest............................................      488        552
Accrued radiologist fees....................................    3,329      3,622
Accrued costs associated with center closings...............    1,882      1,114
Other accrued expenses......................................   15,440     11,165
                                                              -------    -------
                                                              $28,324    $23,356
                                                              =======    =======

                            MEDICAL RESOURCES, INC.

7. DEBT

    Outstanding debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Senior Notes due 2001 through 2005..........................  $ 75,000   $ 76,000
Subordinated convertible notes..............................     5,250         --
Notes and mortgages payable in monthly installments through
  2010 with a weighted average interest rate of 10.16% and
  12.20% at December 31, 1999 and 1998, respectively,
  secured by related assets.................................    14,281     16,742
Unsecured promissory note...................................     5,399      6,826
RGC penalty notes...........................................        --      2,135
Convertible notes...........................................        --      1,872
                                                              --------   --------
  Total.....................................................    99,930    103,575
  Less: Current portion.....................................    (9,718)   (11,019)
  Less: Debt classified as current due to covenant
    defaults................................................   (85,999)        --
                                                              --------   --------
Long-term portion...........................................  $  4,213   $ 92,556
                                                              ========   ========

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

    On September 23, 1998, the Company signed a waiver and amendment agreement with the Senior Note lenders with respect to covenant defaults and certain covenant modifications pursuant to which the lenders agreed to waive all existing covenant defaults at the time and to modify the financial covenants applicable over the remaining term of the Senior Notes. In consideration for the waivers and covenant modifications, the Company increased the effective blended interest rate on the Senior Notes from 7.87% to 9.00% and issued to the Senior Note lenders warrants to acquire 375,000 shares of the Company's Common Stock at an exercise price of $7.67 per common share. In addition, the Company repaid $2,000,000 in principal outstanding on the Senior Notes (without premium) and paid a fee to the Senior Note lenders of $500,000. During the third quarter of 1999, in connection with obtaining a waiver, the Company paid $1 million of principle on the senior notes and amended the exercise price of these warrants to $2.62 per common share.

    The Company is currently in default of certain financial covenants under the Senior Notes. See Note 2 of the Notes to the Consolidated Financial Statements, Basis of Financial Statement Presentation and Issues Affecting Liquidity.

    In the event that the Senior Note lenders or the holders of the Cross Default Debt elect to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. As a result of the uncertainty related to the defaults and corresponding remedies described

                            MEDICAL RESOURCES, INC.

7. DEBT (CONTINUED)
above, the Senior Notes and the Cross Default Debt have been shown as current liabilities on the Company's Consolidated Balance Sheet at December 31, 1999.

    On August 9, 1999, in connection with the settlement of the class action lawsuits (as more fully described in Note 10), the Company issued $5,250,000 of Convertible Subordinated Notes bearing interest at the rate of 8% per annum. The Convertible Subordinated Notes are due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be repaid in cash by the Company at any time after issuance subject to payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price of $2.62 per share.

    As a result of the Company's failure to register the RGC Conversion Shares until October 2, 1998, the Company issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,450,000 due and payable, as amended, in eleven monthly payments beginning on December 1, 1998 and ending on October 1, 1999.

    In August 1997, as part of the purchase price for the acquisition of the business assets of certain centers, the Company issued up to $3,700,000 in notes convertible into the Company's Common Stock, of which, $1,200,000 in principal amount was contingent upon the non-occurrence of certain events. During 1998 the $1,200,000 additional notes were issued. The notes ($1,872,000 outstanding at December 31, 1998) bore interest at 11% at December 31, 1998 and were retired in January 1999.

    On December 29, 1997, the Company entered into an unsecured promissory note with a third party financing corporation (the "Note") under which during 1998 the Company was advanced $8 million. In consideration for making the Note available to the Company, the lender received warrants to purchase an aggregate of 17,777 shares of Common Stock at an exercise price of $28.63 per Common Share. On December 21, 1999 the Company amended and restated if this Note. The interest rate on the Note is 10.265 percent per year and is payable in monthly installments of $324,889 through June 2001. As of December 31, 1999 and 1998, $5,399,000 and $6,826,000, respectively, remain outstanding under the Note.

    Aggregate originally scheduled maturities (prior to classification of certain amounts as current due to financial covenant defaults) of the Company's Senior Notes and other notes and mortgages payable for years 2000 through 2004 and thereafter are as follows (in thousands):

2000........................................................  $ 9,718
2001........................................................   21,751
2002........................................................   18,073
2003........................................................   15,258
2004........................................................   15,259
Thereafter..................................................   19,871
                                                              -------
                                                              $99,930
                                                              =======

                            MEDICAL RESOURCES, INC.

8. STOCKHOLDERS' EQUITY

AUTHORIZED STOCK

    The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share, and 100,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock"). The Company has a Shareholders' Rights Plan (described below) which requires the issuance of Series C Junior Participating Preferred Stock, in connection with the exercise of certain stock purchase rights. At December 31, 1999, there were (i) 9,756,087 shares of Common Stock issued and outstanding and, (ii) 14,275 shares of Series C Convertible Preferred Stock outstanding (the "Convertible Preferred Shares").

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

    As a result of the Company's failure to register the RGC Conversion Shares until October 3, 1998, the Company: (i) issued warrants to RGC to acquire
(a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 shares of Common Stock at an

                            MEDICAL RESOURCES, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value of $3,245,000) and (ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1997 Warrants to acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 Warrants was reduced to $2.73 per share.

    In addition, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998, RGC may demand a one-time additional penalty of $1,490,000, payable, at the option of RGC, in cash or additional shares of Common Stock.

    In 1998 and 1999, respectively, 3,100 and 625 shares of Series C Preferred Stock were converted into 713,567 and 420,169 shares of Common Stock, respectively. Accordingly, as of December 31, 1999, 14,275 shares of the Company's Series C Preferred Stock remain outstanding. In March 2000, 100 shares were converted into 308,141 shares of Common Stock.

STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

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

    During 1996 and the first quarter of 1997, options were granted to employees under stock option plans which were approved by the Company's Shareholders in May 1997. The difference between the exercise price of the options and the market price of the Company's Common Stock on the date of plan approval resulted in compensation aggregating $3,381,000. The 1999, 1998 and 1997 expense of $184,000, $380,000 and $2,536,000 representing the portion of such options vested in each year is included in corporate general and administrative expense in the accompanying Consolidated Statements of Operations. The remaining balance of $281,000 will be recognized ratably over the remaining vesting period of the options. In the following tables, these options are treated as if they were granted on the date of the plan approvals in May 1997.

    Had the fair-value based method of accounting been adopted to recognize compensation expense for the above plans, the Company's net earnings and earnings per share would have been reduced to the pro

                            MEDICAL RESOURCES, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
forma amounts for the years ended December 31, 1999, 1998 and 1997 as indicated below (in thousands except per share amounts):

                                                                1999       1998       1997
                                                              --------   --------   --------
Net loss applicable to common stockholders:
  As reported...............................................  $(52,290)  $(19,857)  $(33,177)
  Pro forma.................................................   (53,602)   (20,534)   (34,049)
Basic and diluted loss per share:
  As reported...............................................     (5.45)     (2.51)     (4.85)
  Pro forma.................................................     (5.58)     (2.60)     (4.98)

    The amount may not necessarily be indicative of the pro-forma effect of SFAS No. 123 for future periods in which options may be granted.

    The fair value of each option granted under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                1999       1998       1997
                                                              --------   --------   --------
All Plans:
  Dividend yield............................................      0%         0%         0%
  Expected volatility.......................................     76%        78%        70%
  Expected life (years).....................................      5          4          2

    The risk-free interest rates for 1999, 1998 and 1997 were based upon rates with maturities equal to the expected term of the option. The weighted average interest rate in 1999, 1998 and 1997 amounted to 6.0%, 4.6% and 5.52%, respectively. The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 amounted to $2.28, $8.24 and $12.60, respectively.

                            MEDICAL RESOURCES, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
    Stock option share activity and weighted average exercise price under these plans and grants for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding, January 1, 1997................................   543,906         20.28
  Granted...................................................   133,000         25.38
  Exercised.................................................   (78,285)        15.51
  Forfeited.................................................  (105,167)        21.99
                                                              --------
Outstanding, December 31, 1997..............................   493,454         22.53
  Granted...................................................   402,164          9.69
  Exercised.................................................    (8,993)        14.32
  Forfeited.................................................  (133,265)        23.77
                                                              --------
Outstanding, December 31, 1998..............................   753,360         15.68
  Granted...................................................    30,000          6.51
  Forfeited.................................................   (49,198)        15.65
                                                              --------
Outstanding, December 31, 1999..............................   734,162         15.55
                                                              ========
Exercisable at:
  December 31, 1997.........................................   376,547         20.94
  December 31, 1998.........................................   383,052         20.84
  December 31, 1999.........................................   457,991         16.85

    The exercise price for options outstanding as of December 31, 1999 ranged from $2.13 to $33.38. The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                                  OUTSTANDING           EXERCISABLE
                                                              -------------------   --------------------
                                                  NUMBER OF   AVERAGE    AVERAGE    NUMBER OF   AVERAGE
EXERCISE PRICE RANGE                               SHARES       LIFE      PRICE      SHARES      PRICE
--------------------                              ---------   --------   --------   ---------   --------
$2.13 to 15.00..................................   388,751    7 years     $ 8.95     152,580     $ 6.81
$16.50..........................................    68,333    2 years     $16.50      68,333     $16.50
$18.27 to 19.65.................................    49,189    2 years     $19.51      49,189     $19.51
$20.25 to 25.50.................................   170,555    2 years     $23.96     130,555     $25.10
$27.00 to 30.00.................................    16,667    7 years     $27.00      16,667     $27.00
$31.14 to 33.38.................................    40,667    2 years     $32.24      40,667     $32.24
                                                   -------                           -------
$2.13 to 33.38..................................   734,162                           457,991
                                                   =======                           =======

    All the options described above were issued with exercise prices at or above fair market value on the date of grant.

STOCK PURCHASE WARRANTS

    The Company does not have a formal stock warrant plan. The Company's Board of Directors authorizes the issuance of stock purchase warrants at its discretion. The Company's Board of Directors

                            MEDICAL RESOURCES, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
have generally granted warrants in connection with purchase and financing transactions. The number of warrants issued and related terms are determined by a committee of independent directors. All the warrants described below were issued with exercise prices at or above fair market value on the date of grant.

    As of December 31, 1999, the Company had granted warrants, which are currently outstanding, to purchase its Common Stock with the following terms:

WARRANTS                                                      NUMBER OF      RANGE OF
EXPIRING IN                                                    SHARES     EXERCISE PRICE
-----------                                                   ---------   --------------
2000........................................................         --
2001........................................................    175,458   10.08 to 36.00
2002........................................................    553,333   2.73 to 37.77
2003........................................................    392,188   2.75 to 13.08
2004........................................................     24,653   17.10 to 28.63
2006........................................................     41,667   25.50 to 27.00
2008........................................................    116,666   2.73
                                                              ---------
                                                              1,303,965
                                                              =========

    For services rendered by 712 Advisory in connection with several acquisitions, the Company issued warrants (the "Acquisition Warrants") to purchase shares of the Company's Common Stock at exercise prices equal to the market price of the Company's Common Stock on the date of issuance. The fair value of such warrants was considered part of the purchase price of the related acquisition, and was determined (for accounting purposes only) using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%; expected volatility 62%; Expected life three to five years and a risk free interest rate of 5.6% as set forth below. The Acquisition Warrants are exercisable at prices ranging from $30.93 to $37.77 per share. As of March 1, 2000, none of the Acquisition Warrants had been exercised, and the closing sale price of the Common Stock was $0.47.

    During 1997, warrants were issued in connection with various acquisitions of diagnostic imaging centers located throughout the United States to purchase 225,000 shares of the Company's Common Stock at an exercise price ranging from $30.93 to $37.77 per share. The warrants have terms from three to five years, are exercisable from the date of grant and had an aggregate estimated fair value of $3,853,000.

    Effective December 1997, the Company issued warrants to RGC to purchase 272,333 shares of the Company's Common Stock with an exercise price of $34.86 per share. These warrants had a term of five years and are exercisable from the date of grant. The warrants had an estimated fair value of $2,051,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: Dividend yield 0%, Expected volatility 62%, Expected life one year and a risk free interest rate of 5.50% based upon the expected life of the warrants. Pursuant to an agreement with RGC, the exercise price of warrants to acquire 77,667 of these shares was reduced to $2.73 per share.

    Effective January 1998, the Company issued warrants to RGC to purchase 116,666 shares of the Company's Common Stock with an exercise price of $38.85 per share. These warrants had a term of five years and are exercisable from the date of grant. The warrants had an estimated fair value of $1,194,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%, expect volatility 62%, expected life one year and a risk free

                            MEDICAL RESOURCES, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
interest rate of 5.5% based upon the expected life of the warrants. Pursuant to an agreement with RGC, the exercise price of these warrants was reduced to $2.73 per share.

    In September 1998, the Company issued warrants to Senior Note holders to purchase 375,000 shares of the Company's Common Stock with an exercise price of $7.67 per share. These warrants had a term of five years and are exercisable from the date of the grant. The warrants have an estimated fair value of $503,000. The fair value of such warrants was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%, expected volatility 62%, expected life two years and a risk free investment rate of 5.5% based upon the expected life of the warrants. During the third quarter of 1999, in connection with obtaining a waiver, the Company amended the exercise price of these warrants to $2.62.

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

9. INCOME TAXES

    The components of the Company's income tax provision (benefit) from continuing operations are as follows (in thousands):

                                                          DECEMBER 31, 1999
                                                    ------------------------------
                                                    FEDERAL     STATE      TOTAL
                                                    --------   --------   --------
Current provision.................................  $    --     $  470    $   470
Deferred provision................................       --         --         --
                                                    -------     ------    -------
Income tax provision..............................  $    --     $  470    $   470
                                                    =======     ======    =======

                                                          DECEMBER 31, 1998
                                                    ------------------------------
                                                    FEDERAL     STATE      TOTAL
                                                    --------   --------   --------
Current provision (benefit).......................  $(4,845)    $  653    $(4,192)
Deferred provision................................    4,845         --      4,845
                                                    -------     ------    -------
Income tax provision..............................  $    --     $  653    $   653
                                                    =======     ======    =======

                                                          DECEMBER 31, 1997
                                                    ------------------------------
                                                    FEDERAL     STATE      TOTAL
                                                    --------   --------   --------
Current provision.................................  $   993     $  990    $ 1,983
Deferred benefit..................................     (879)       117       (762)
                                                    -------     ------    -------
Income tax provision..............................  $   114     $1,107    $ 1,221
                                                    =======     ======    =======

    The tax benefit associated with the exercise of employee stock options which has been credited to stockholders' equity consists of $6,000 and $1,000,000 for the years ended December 31, 1998 and 1997, respectively.

    A reconciliation of the enacted federal statutory income tax to the Company's recorded effective income tax rate for continuing operations is as follows:

                                                                   DECEMBER 31
                                                       ------------------------------------
                                                         1999          1998          1997
                                                       --------      --------      --------
Statutory Federal income tax at 34%..................   (34.0)%       (34.0)%       (34.0)%
State income tax expense (benefit) net of Federal
  benefit............................................     .50          1.70         (1.20)
Meals and entertainment..............................     .05           .60           .40
Change in valuation allowance........................   27.60         21.50         34.80
Goodwill amortization................................    7.55          4.20          2.80
Accrued RGC registration penalties...................      --          7.00          2.40
Other................................................    (.90)         1.70         (1.20)
                                                        -----         -----         -----
Effective tax rate...................................      .8%          2.7%          4.0%
                                                        =====         =====         =====

                            MEDICAL RESOURCES, INC.

9. INCOME TAXES (CONTINUED)
    The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Deferred tax liabilities
  Property and equipment....................................  $ (2,302)  $ (2,302)
  Other.....................................................       (63)      (106)
                                                              --------   --------
  Deferred tax liabilities..................................    (2,365)    (2,408)
                                                              --------   --------
Deferred tax assets:
  Net operating losses......................................     6,051      2,956
  Tax credit carryforwards..................................       827        962
  Accounts receivable reserves..............................     8,942      2,249
  Goodwill and other intangible assets written off for book
    purposes, but amortized for tax purposes................     7,647      3,874
  Property and equipment written off for book purposes, but
    depreciated for tax purposes............................     3,824         --
  Accrued expenses..........................................     3,592      3,392
  Deferred Compensation.....................................     1,190      1,119
Other.......................................................       269        339
                                                              --------   --------
Deferred tax assets.........................................    32,342     14,891
                                                              --------   --------
  Subtotal..................................................    29,977     12,483
                                                              --------   --------
Less: Valuation allowance...................................   (29,977)   (12,483)
                                                              --------   --------
Net deferred tax asset......................................  $     --   $     --
                                                              ========   ========

    The Company's existing deferred tax assets at December 31, 1999 and 1998 have been reduced by a valuation allowance due to the uncertainty regarding the realization of the full amount of such deferred tax assets. The valuation allowance represents the amount required to reduce the net deferred income tax asset to zero.

    At December 31, 1999, the Company has available federal net operating loss carryforwards of approximately $15,715,000 expiring in years 2000 through 2019. The Tax Reform Act of 1986 enacted a complex set of rules ("Section 382") limiting the utilization of net operating loss carryforwards in periods following a corporate ownership change. In general, a corporate ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and in certain cases deemed owned) by one or more "5% shareholders" has increased by 50 percentage points over the lowest percentage of such stock owned during a specified testing period (generally a three year period). The utilization of a significant portion of the Company's available net operating loss carryforwards is subject to such limitations.

    In addition, the Company also has available approximately $827,000 of alternative minimum tax credits which can be utilized against the Company's regular Federal income tax liability in future years and have an unlimited carryforward period.

                            MEDICAL RESOURCES, INC.

10. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company has entered into noncancelable leases for certain medical diagnostic equipment, computer equipment, and furniture and fixtures, and has capitalized the assets relating to these leases. In most cases, the leases are collateralized by the related equipment. Certain leases included renewal options for additional periods.

    The following is a summary of assets under capital leases which amounts are included in Property and Equipment (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Equipment and associated leaseholds......................  $ 20,376   $25,343
Less: Accumulated amortization...........................   (10,064)   (9,572)
                                                           --------   -------
                                                           $ 10,312   $15,771
                                                           ========   =======

    Amortization expense relating to property and equipment under capital leases at December 31, 1999, 1998 and 1997 was $3,737,000, $4,860,000 and $3,496,000,
respectively.

    The following analysis schedules the minimum future lease payments under capital leases as of December 31, 1999 (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $ 9,373
2001........................................................    5,358
2002........................................................    2,360
2003........................................................    1,115
2004........................................................       19
                                                              -------
Total minimum lease payments................................   18,225
Less: amount representing interest..........................   (1,981)
                                                              -------
Present value of minimum lease payments.....................   16,244
Less current installments...................................   (7,808)
Less capital leases shown as current due to covenant
  defaults..................................................   (4,901)
                                                              -------
Obligations under capital leases, shown as long-term........  $ 3,535
                                                              =======

    In connection with certain of the Company's acquisitions, the Company entered into agreements for the sale and leaseback of medical diagnostic equipment. Included in future minimum lease payments listed above are $1,782,000 for each of the years 2000, 2001 and $803,000 for 2002, relating to these transactions.

    The Company leases its corporate offices and certain centers for periods generally ranging from three to ten years. These leases include rent escalation clauses generally tied to the consumer price index and contain provisions for additional terms at the option of the tenant. The leases generally require the Company to pay utilities, taxes, insurance and other costs. Rental expense under such leases was approximately $8,617,000, $8,485,000 and $6,585,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Nine of the offices are subleased to affiliated Physicians. By reason of the sublease

                            MEDICAL RESOURCES, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) arrangements, if the respective Physicians should be unable to pay the rental on the site, the Company would be contingently liable. As of December 31, 1999, the Company has subleased the operating sites to the Physicians for the base rental as stipulated in the original lease. The related sublease income has been offset by the lease rent expense. The Company also has operating leases for diagnostic imaging equipment installed in certain of its imaging centers.

    The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases, maintenance agreements and the Company's corporate rentals. As of December 31, 1999, the aggregate future minimum operating lease payments and sublease rentals are as follows (in thousands):

YEAR ENDED DECEMBER 31,                             LEASES    SUBLEASES     NET
-----------------------                            --------   ---------   --------
2000.............................................  $20,786     $  (954)   $19,832
2001.............................................   20,105        (554)    19,551
2002.............................................   17,230        (356)    16,874
2003.............................................   12,904        (224)    12,680
2004.............................................    8,399        (215)     8,184
thereafter.......................................    4,192        (319)     3,873
                                                   -------     -------    -------
                                                   $83,616     $(2,622)   $80,994
                                                   =======     =======    =======

CONTINGENCIES

    Between November 14, 1997 and January 9, 1998, seven class action lawsuits were filed in the United States District Court for the District of New Jersey against the Company and certain of the Company's directors and/or officers. The complaints in each action asserted that the Company and the named defendants violated Section 10(b), and that certain named defendants violated
Section 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), alleging that the Company omitted and/or misrepresented material information in its public filings, including that the Company failed to disclose that it had entered into acquisitions that were not in the best interest of the Company, that it had paid unreasonable and unearned acquisition and financial advisory fees to related parties, and that it concealed or failed to disclose adverse material information about the Company.

    On August 9, 1999 the District Court approved an agreement settling all of the pending class actions in consideration primarily of (i) a payment of $2.75 million to be provided by the Company's insurer and (ii) the issuance of $5.25 million of convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes bear interest at the rate of 8% per annum, will be due on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full, and may be prepaid in cash by the Company at any time after issuance subject to the payment of a prepayment premium which begins at 8% and decreases over time. Additionally, the Convertible Subordinated Notes are convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price per share equal to $2.62 per share.

    Notwithstanding the settlement of the class actions, the Company continues to defend several lawsuits brought on behalf of sellers of imaging centers who seek damages based on the decline in value of shares of Common Stock issued in connection with the acquisition of certain imaging centers. The Company

                            MEDICAL RESOURCES, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) believes that it has meritorious defenses to these seller lawsuits and will continue to defend against them vigorously.

    On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director, and Gary
I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. Discovery has commenced in the case and the Company intends to continue to defend itself vigorously against the allegations.

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

    On October 7, 1998, upon motion by the Company, the Ash action was transferred from the United States District Court for the Northern District of California and consolidated with the pending securities class actions in the United States District Court for the District of New Jersey. The Company believes that it has meritorious defenses to the claims asserted by plaintiff, and intends to defend itself vigorously. On February 19, 1999, the Company filed a motion to dismiss the Ash Complaint.

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

                            MEDICAL RESOURCES, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In some cases, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,658,000 with respect to all such Price Protection Shortfall obligations. As of December 31, 1999, the Company had paid $1,153,000 with respect to such Price Protection Shortfall obligations and $505,000 remained due and payable in 2000.

11. RELATED PARTY TRANSACTIONS

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

    In 1997 and previous years, the Company paid an annual financial advisory fee to 712 Advisory Services, Inc., a financial advisory firm and affiliate of Mr. Siegler, ("712 Advisory"). Mr. Neil H. Koffler, a director of the Company until July 1998, is also an employee of 712 Advisory. Such fees amounted to $112,500 in 1997. During the year ended December 31, 1997, the Company also paid transaction related advisory fees and expenses (including fees associated with the issuance of the Senior Notes) to 712 Advisory of $1,761,000 and issued to 712 Advisory warrants to purchase 225,000 shares of the Company's Common Stock exercisable at between $30.93 and $37.77 per share for financial advisory services rendered to the Company in connection with such transactions. Pursuant to recommendations made by the Special Committee of the Board of Directors convened to investigate certain of the Company's related party transactions ("Special Committee"), 712 Advisory has reimbursed the Company $1,536,000 of the fees paid to 712 Advisory for services (included acquisition advisory services) rendered in 1997 and waived $112,500 of fees payable in 1997.

    In order to compensate officers, directors, employees and consultants to the Company for services rendered or to be rendered to the Company, the Company from time to time has granted options at fair market value to such individuals. Stock options to purchase 489,555 shares of the Company's Common Stock have been issued to Mr. Siegler and Mr. Koffler. Included in this amount are stock options to purchase 250,000 shares and 5,000 shares of the Company's Common Stock which were granted in May 1997 to Mr. Siegler and Mr. Koffler, respectively, under the Company's 1997 Stock Option Plan (the

                            MEDICAL RESOURCES, INC.

11. RELATED PARTY TRANSACTIONS (CONTINUED)
"1997 Plan"). The exercise price for the options granted to Mr. Siegler and Mr. Koffler is $39.38, the fair market value of the Common Stock on the date of grant. Pursuant to recommendations made by the Special Committee, Mr. Siegler and Mr. Koffler agreed in April 1998 to relinquish the stock options that were granted to them under the 1997 Plan.

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                               DECEMBER 31, 1999
                                                              -------------------
                                                              CARRYING     FAIR
                                                               AMOUNT     VALUE
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
  Cash and cash equivalents.................................  $ 9,360    $ 9,360
  Restricted cash...........................................      600        600
  Patient receivables and due from physician associations,
    net.....................................................   50,177     50,177
Liabilities:
  Notes payable and mortgages...............................   99,930     94,066
  Capital lease obligations.................................   16,244     15,985

                                                               DECEMBER 31, 1998
                                                              -------------------
                                                              CARRYING     FAIR
                                                               AMOUNT     VALUE
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
  Cash and cash equivalents.................................  $ 20,997   $20,997
  Restricted cash...........................................     1,182     1,182
  Patient receivables and due from physician associations,
    net.....................................................    54,451    54,451
Liabilities:
  Notes payable, line of credit and mortgages...............   103,575    92,592
  Capital lease obligations.................................    24,456    23,740

                            MEDICAL RESOURCES, INC.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amounts of cash and cash equivalents, restricted cash and due from affiliated physician associations and patient receivables, net and convertible debentures are a reasonable estimate of their fair value. The fair value of the Company's notes and mortgage payable, capital lease obligations, and convertible debentures are based upon a discounted cash flow calculation utilizing rates under which similar borrowing arrangements can be entered into by the Company.

13. ACQUISITIONS

    During 1997 the Company acquired 60 diagnostic imaging centers located throughout the United States through 19 acquisitions for approximately $68,727,000 in cash, 1,104,925 shares of the Company's Common Stock valued at $22,157,000, and assumption of indebtedness of approximately $9,526,000. In connection with certain acquisitions, a portion of the purchase price was contingent on the Company achieving certain financial objectives. The Company has paid $7,280,000 of contingent consideration through December 31, 1999. The Company is currently in dispute with regard to potential contingent consideration in connection with three of the acquired centers. The shares of the Company's Common Stock issued in connection with certain of these acquisitions were subject to registration rights and price protection equal to the difference between the issuance price and the market price at effectiveness of the registration statement. The Company was able to satisfy any price deficiency by the issuance of additional unregistered shares of Common Stock or by the payment of cash. The Company has paid $10,444,000 in cash and issued an additional 590,147 shares of common stock in satisfaction of these Purchase Price Protections. The excess of the purchase price and direct acquisition costs, including 225,000 warrants, with an exercise price ranging from $30.93 to $37.77, valued at $3,853,000 issued to 712 Advisory for financial advisory services, over the fair value of net assets acquired amounted to approximately $102,035,000 and is being amortized on a straight-line basis over 20 years (see
Note 3).

    On January 10, 1997, the Company, through its wholly owned subsidiary, StarMed, acquired the assets of National Health Care Solutions, Inc. a medical staffing company in Detroit, Michigan for approximately $50,000 in cash. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $311,000 and was being amortized on a straight-line basis over 20 years. During 1998, the Company sold the stock of StarMed to RehabCare (see Note 15).

    On June 24, 1997, the Company acquired the assets of Wesley Medical Resources, Inc. ("Wesley") a medical staffing company in San Francisco, California for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. In the event that substantially all of the capital stock or assets of Wesley was sold by the Company prior to the completion of the measurement period, the measurement period would be deemed to be completed as of the date of such sale. The shares issued in connection with the acquisition were subject to registration rights. Contingent consideration based upon future cash flow is payable within 90 days of the end of the measurement period. During 1998, and as a result of the sale of Wesley to RehabCare Group, Inc. in August 1998, the Company paid $82,000 and reserved for issuance 45,740 shares of Common Stock related to the contingent consideration. The excess of the purchase price and direct acquisition costs over the fair value of net assets acquired amounted to approximately $2,530,000 and is being amortized on a straight-line basis over 20 years. See Note 15.

    On September 24, 1997, the Company acquired Dalcon Technologies, Inc. ("Dalcon") located in Nashville, Tennessee a software developer and provider of radiology information systems for $645,000 in cash and 35,722 shares of the Company's stock valued at $1,934,000. The shares of the Company's

                            MEDICAL RESOURCES, INC.

13. ACQUISITIONS (CONTINUED)
Common Stock issued at the closing were subject to registration rights. The excess of the purchase price and direct acquisition costs over the fair value of net liabilities assumed amounted to approximately $2,615,000 and is being amortized on a straight-line basis over 5 years.

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

    The following table summarizes the unaudited pro forma results of continuing operations for the years ended December 31, 1997, assuming the imaging center acquisitions had occurred on January 1, 1997 (in thousands, except per share data):

                                                                 1997
                                                              -----------
                                                              (UNAUDITED)
Revenue, net................................................    $185,309
Operating income (loss).....................................     (17,323)(a)
Income (loss) before income taxes...........................     (30,134)
Net income (loss) from continuing operations................     (31,355)
Basic net income (loss) per share from continuing
  operations................................................    $  (4.87)

------------------------

(a) 1997 pro forma results include a $12,962,000 loss on the impairment of goodwill and other long-lived assets and other unusual charges of $9,723,000 (See Note 3 for further details).

14. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly consolidated financial results of continuing operations for the years ended December 31, 1999 and 1998 (in thousands except per share amounts):

                                                           FIRST      SECOND     THIRD      FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
1999
  Revenue, net..........................................  $41,888    $40,720    $37,551    $37,481
  Operating income (loss)...............................    1,791      1,287    (38,055)    (4,429)
  Net loss..............................................   (1,468)    (2,057)   (41,061)    (7,270)
  Basic and diluted loss per common share...............    (0.17)     (0.23)     (4.22)     (0.76)

1998
  Revenue, net..........................................  $47,022    $46,626    $44,176    $41,232
  Operating income (loss)...............................   (1,742)     2,668     (2,376)    (8,904)
  Net loss from continuing operations...................   (5,488)    (1,442)    (6,196)   (11,946)
  Basic and diluted loss per common share from
    continuing operations...............................    (0.77)     (0.22)     (0.82)     (1.33)

    During the first, second, third and fourth quarters of 1999, the Company recorded unusual charges of $280,000, $434,000, $2,162,000 and $866,000, respectively. The aggregate amount of such unusual charges

                            MEDICAL RESOURCES, INC.

14. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (CONTINUED) of $3,742,000 primarily relates to the resolution of the shareholder class action lawsuit, severance costs and costs associated with center closings. In addition, the Company recorded a $29,825,000 loss on the impairment of goodwill and other long-lived assets during the third quarter of 1999. The impairment related to primarily eleven of the Company's diagnostic imaging centers that are under performing (See Note 3).

    During the first, second, third and fourth quarters of 1998, the Company recorded unusual charges of $3,760,000, $1,640,000, $4,379,000 and $5,191,000,
respectively. The aggregate amount of such unusual charges of $14,970,000 primarily relates to Convertible Preferred Stock penalties associated with the delay in the effectiveness of the Company's Registration Statement, the resolution of the shareholder class action lawsuit, and costs associated with center closings (see Note 3).

15. DISCONTINUED OPERATIONS

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

    The following table shows summary statements of operations for StarMed through August 15, 1998, the date of sale and for the year ended December 31, 1997 (in thousands):

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1998(A)      1997
                                                              --------   --------
Net service revenues........................................  $51,087    $57,974
Office level operating costs and provisions for
  uncollectible accounts receivable.........................   40,568     47,123
Corporate general and administrative........................    7,394      8,089
Depreciation and amortization...............................      414        601
                                                              -------    -------
Operating income............................................    2,711      2,161
Interest expense, net.......................................      788        353
                                                              -------    -------
Income before income taxes..................................    1,923      1,808
Provision for income taxes..................................      117      1,079
                                                              -------    -------
Income after income taxes...................................    1,806        729
Gain on sale of StarMed (after tax of $250).................    3,905         --
                                                              -------    -------
Total income from discontinued operations...................  $ 5,711    $   729
                                                              =======    =======

------------------------

(a) 1998 amounts reflect results through August 15, 1998, the date of sale of StarMed.

                            MEDICAL RESOURCES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                             BALANCE AT    ADDITIONS                             BALANCE AT
                                            BEGINNING OF   CHARGED TO                              END OF
DESCRIPTION                                    PERIOD       EXPENSE     ADDITIONS/(DEDUCTIONS)     PERIOD
-----------                                 ------------   ----------   ----------------------   ----------
Year ended December 31, 1997
  Total Allowances for Doubtful                                                    292 (1)
    Accounts..............................     10,368        20,364            (12,102)(2)         18,922
Year ended December 31, 1998
  Total Allowances for Doubtful                                                   (477)(1)
    Accounts..............................     18,922        16,459            (20,879)(2)         14,025
Year ended December 31, 1999
  Total Allowances for Doubtful                                                (11,094)(2)
    Accounts..............................     14,025        12,482                                15,413

------------------------

(1) Represents provision for bad debts of discontinued operations.

(2) Uncollectible accounts written off, net of recoveries.