Form 10-Q
period 2000-03-31
MEDICAL RESOURCES INC /DE/
filed 2000-05-15
CIK 725151

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

           Yes |X|                                       No |_|

         At May 1, 2000, 10,064,228 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the OTC Bulletin Board closing price of these shares on that date) held by non-affiliates was $563,029.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

===============================================================================

                                              Medical Resources, Inc.
                                                       Index

                                                                       PAGES
                                                                       -----

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999 ..................... .....................    3

         Consolidated Statements of Operations for the three months
         ended March 31, 2000 and 1999 ................................    4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999 ...............................     5

         Notes to Consolidated Financial
         Statements...................................................  6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations... ................................ 12-19

PART II. OTHER INFORMATION............................................    20

                             Medical Resources, Inc.
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                  ----------       ------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents.................................        $ 8,382         $ 9,360
  Cash and short-term investments, restricted...............            838             600
  Accounts receivable, net..................................         48,794          50,177
  Other receivables.........................................         10,523           8,579
  Prepaid expenses..........................................          3,835           3,638
                                                                      -----           -----

    Total current assets....................................         72,372          72,354
Property and equipment, net.................................         31,458          33,718
Goodwill and other intangible assets, net...................        110,431         112,474
Other assets................................................          1,391           1,510
                                                                  ---------       ---------

    Total assets............................................       $215,652        $220,056
                                                                   ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Senior notes due 2001 through 2005, classified as current..      $59,800         $75,000
   Notes and mortgages payable, classified as current.........        8,819          10,999
   Capital lease obligations, classified as current...........        3,712           4,901
   Current portion of senior notes payable                           15,200               -
   Current portion of notes and mortgages payable.............       11,006           9,718
   Current portion of capital lease obligations...............        7,681           7,808
   Accounts payable ..........................................        9,823          11,327
                                                                     34,332          28,324
   Accrued expenses and other current liabilities ............       ------          ------
     Total current liabilities................................      150,373         148,077
Notes and mortgages payable, less current portion ............        3,243           4,213
Obligations under capital leases, less current portion .......        2,797           3,535
Other long term liabilities ..................................          772             768
                                                                   --------      ----------
     Total liabilities.......................................       157,185         156,593
Minority interest ...........................................         4,627           4,573
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares;
  10,064 issued and outstanding at March 31, 2000 and 9,756
  issued and outstanding at December 31, 1999...............            101              98
  Series C Convertible Preferred Stock, $1,000 per share
   stated value; 14 shares issued and outstanding;
   liquidation preference 3% per annum......................         15,319          15,321
  Additional paid-in capital................................        144,938         144,909
  Accumulated deficit.......................................       (106,518)       (101,438)
                                                                   ---------       ---------
    Total stockholders' equity..............................         53,840          58,890
                                                                   --------        ----------
Total liabilities and stockholders'equity...................       $215,652        $220,056
                                                                   ========        =========

        The accompanying notes are an integral part of the consolidated financial statements.

                             Medical Resources, Inc.
                      Consolidated Statements of Operations
                  For the Three Months Ended March 31, 2000 and
                  1999 (in thousands, except per share amounts)
                                   (unaudited)

                                                                  For the Three Months
                                                                     ENDED MARCH 31,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
  Net service revenues........................................    $ 38,463      $ 41,888
  Cost of services............................................      25,852        27,263
                                                                    ------        ------
     Gross profit.............................................      12,611        14,625
  Provision for doubtful accounts.............................       1,694         2,202
  Corporate general and administrative expenses...............       3,088         2,710
  Equipment leases............................................       3,315         2,036
  Depreciation and amortization...............................       4,783         5,606
  Loss attributable to sale or closure of centers.............         625             -
  Other unusual charges.......................................         957           280
                                                                  --------      ---------

    Operating income (loss)...................................      (1,851)        1,791
  Interest expense, net.......................................       2,672         2,805
  Minority interest...........................................         457           324
                                                                  --------      ---------

    Loss before income taxes..................................      (4,980)       (1,338)
  Provision for income taxes..................................         100           130
                                                                  --------      ---------

    Net loss..................................................      (5,080)       (1,468)
  Charges related to convertible preferred stock..............        (106)         (111)
                                                                  --------      ---------

    Net loss applicable to common stockholders................     $(5,186)      $(1,579)
                                                                   ========      ========

  Basic and diluted net loss per common share                      $ (0.53)      $ (0.17)
                                                                   ========      ========

        The accompanying notes are an integral part of the consolidated financial statements.

                             Medical Resources, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                                                 For the Three Months
                                                                                                    ENDED MARCH 31,
                                                                                                 ----------------------
                                                                                                   2000         1999
                                                                                                 --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................................................      $ (5,080)   $ (1,468)
                                                                                                 ---------   ---------
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization..............................................................       4,783       5,606
  Provision for uncollectible accounts receivable............................................       1,694       2,022
  Other, net.................................................................................         198         326
Changes in operating assets and liabilities:
  Accounts receivable........................................................................        (311)     (7,014)
  Other receivables..........................................................................      (1,944)     (1,981)
  Prepaid expenses...........................................................................        (254)       (193)
  Other assets...............................................................................         119         274
  Accounts payable and accrued expenses......................................................       2,973         833
  Other liabilities..........................................................................           4        (109)
                                                                                                 ---------   ---------
    Total adjustments........................................................................       7,262        (236)
                                                                                                 ---------   ---------
        Net cash provided by (used in) operating activities..................................       2,182      (1,704)
                                                                                                 ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of disposals.........................................        (554)     (1,159)
Disposition of diagnostic imaging centers, net of cash sold..................................       1,310         631
Other, net...................................................................................           -         (95)
                                                                                                 ---------   ---------
    Net cash provided by (used in) investing activities......................................         756        (623)
                                                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes and mortgages payable............................................      (1,862)     (4,077)
Principal payments under capital lease obligations...........................................      (2,054)     (2,609)
                                                                                                 ---------   ---------
    Net cash used in financing activities....................................................      (3,916)     (6,686)
                                                                                                 ---------   ---------
Net decrease in cash and cash equivalents....................................................        (978)     (9,013)
Cash and cash equivalents at beginning of year...............................................       9,360      20,997
                                                                                                 ---------   ---------
Cash and cash equivalents at end of period...................................................      $8,382     $11,984
                                                                                                   ======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for -
     Cash refunded (paid for) by income taxes, net...........................................       $ (50)      $  15
     Cash paid for interest..................................................................        (769)     (3,145)


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

     On April 7, 2000, the Company filed its Plan of Reorganization, which is subject to Bankruptcy Court approval, and commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. During the Chapter 11 proceedings, the Company will meet its trade credit and operating obligations in the ordinary course and with no disruption of physician, vendor or employee relationships (see note 2).

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1999.

COST OF SERVICES

     Cost of services as shown on the Consolidated Statement of Operations for the three month periods ended March 31, 2000 and 1999 consist of the following (in thousands):

                                                      Three Months Ended
                                                            MARCH 31,
                                                      ------------------
                                                      2000          1999
                                                      ----          ----

          Operations payroll and related...........   $ 9,534       $ 9,930
          Equipment maintenance expense............     1,937         2,307
          Contract radiology fees..................     1,994         2,264
          Medical supplies.........................     2,551         2,689
          Facilities rent and related..............     2,937         2,823
          Other center level costs.................     6,689         7,027
                                                      -------      --------

            Total Diagnostic Imaging...............    25,642        27,040
          Dalcon Technologies, Inc.................       210           223
                                                      -------      --------

            Total Company..........................   $25,852       $27,263
                                                      =======       =======

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

     The computations of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 were as follows (in thousands, except per share amounts):

                                                                                   Three Months Ended
                                                                                         MARCH 31,
                                                                                    ------------------
                                                                                   2000           1999
                                                                                   ----           ----
        Basic and diluted earnings (loss) per share information:
        Net loss.............................................................     $ (5,080)      $ (1,468)
        Charges related to convertible preferred stock.......................         (106)          (111)
                                                                                  ---------      ---------
        Net loss applicable to common stockholders...........................     $ (5,186)      $ (1,579)
                                                                                  =========      =========
        Weighted average number of common shares.............................        9,853          9,336
                                                                                  =========      =========
        Basic and diluted income (loss) per common share                           $ (0.53)       $ (0.17)
                                                                                   ========       ========



2. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ISSUES AFFECTING

      LIQUIDITY

     Since September 30, 1999, the Company has failed to meet certain of the financial covenants under its $75,000,000 of Senior Notes indebtedness. In addition, the Company has deferred payment of the required monthly interest payments on the Senior Note indebtedness since January 2000 and the required monthly interest and principle payments on certain other unsecured debt since February 2000. The deferral of these payments represent defaults under such loan agreements. As a result of these defaults, the lenders were entitled, at their discretion, to exercise certain remedies, including acceleration of repayment. Furthermore, certain medical equipment and other notes, and operating and capital leases of the Company contain provisions which allow the creditors or lessors to accelerate their debt or terminate their leases and seek other remedies if the Company is in default under the terms of other agreements such as the Senior Notes.

     In the event that the holders of the Senior Notes or the other creditors or lessors elected to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have had a material adverse effect on the Company, its operations and its financial condition. In addition, if such obligations were accelerated, in whole or in part, there could be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would have become immediately due and payable. As a result of the uncertainty related to the defaults and corresponding remedies described above, the Senior Notes and the other loans and capital leases are shown as current liabilities on the Company's Consolidated Balance Sheets at March 31, 2000. Accordingly, the Company has a deficit in working capital of $78,001,000 at March 31, 2000. Furthermore, the Company has generated net losses in each of its last three calendar years aggregating $102,452,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    Following negotiations with the holders of its Senior Notes to address the uncertainties associated with the financial difficulties described above, on March 29, 2000, the Company entered into an agreement-in-principle with the holders of the Senior Notes providing for conversion of the full amount of their $75,000,000 of debt into approximately 84% of the common equity of the Company. In addition, under the agreement-in-principle with the holders of the Senior Notes, an additional $5,121,000 of unsecured notes would also be converted into approximately 6% of the common equity of the Company. On April 7, 2000, the Company filed a Plan of Reorganization reflecting the terms of the agreement-in-principal, and commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. The Plan of Reorganization is subject to Bankruptcy Court approval and applies only to the parent company and none of its operating subsidiaries. In addition, physician relationships, trade credit and employee obligations of the Company will not be impaired. There can be no assurance, however, that the Company will be successful in consummating the reorganization as described above.

    In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during the fourth quarter of 1999 and early 2000, the Company sold or closed nine underperforming centers that had generated aggregate pretax operating losses of $4,267,000 during 1999 and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

    The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

3. LOSS ATTRIBUTABLE TO SALE AND CLOSURE OF CENTERS AND OTHER UNUSUAL
   CHARGES

     During the first quarter of 2000, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $625,000. The loss consists of (i) $353,000 for the net loss on the sale of diagnostic imaging centers and (ii) $272,000 for current period charges attributable to centers previously closed.

     During the first quarters of 2000 and 1999, the Company recorded other unusual charges of $957,000 and $280,000, respectively. The 2000 charge consists of costs associated with preparing for and filing the Company's Plan of Reorganization and commencing proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999).

4.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net is comprised of the following (in thousands):

                                                                                     March 31,     December 31,
                                                                                       2000            1999
                                                                                     -----------   ------------
     Diagnostic Imaging:
        Management fee receivables (net of contractual allowances) -
          Due from unaffiliated physicians (Type I revenues)                         $24,934          $22,604
          Due from affiliated physicians (Type III revenues)                          15,412           15,998
     Patient and third party payor accounts receivable (Type II revenues)             25,912           26,988
                                                                                      -------          ------
     Accounts receivable before allowance for doubtful accounts                       66,258           65,590
     Less: Allowance for doubtful accounts                                           (17,464)         (15,413)
                                                                                     --------          -------
     Total accounts receivable, net                                                  $48,794          $50,177
                                                                                     =======          =======

     Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances, recorded as a reduction in deriving net service revenues, were approximately $33,000,000 and $32,752,000 for the three months ended March 31, 2000, and 1999, respectively.

5. COMMITMENTS AND CONTINGENCIES

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

     On August 9, 1999 the District Court approved an agreement settling all of the pending class actions in consideration primarily of (i) a payment of $2.75 million to be provided by the Company's insurer and (ii) the issuance of $5.25 million of convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes bear interest at the rate of 8% per annum, and mature by their terms on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full. Additionally, the Convertible Subordinated Notes were convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price per share equal to $2.62 per share.

     Notwithstanding the settlement of the class actions, there are several lawsuits remaining against the Company brought on behalf of sellers of imaging centers who seek damages based on the decline in value of shares of Common Stock issued in connection with the acquisition of certain imaging centers. Regarding these lawsuits, which are currently subject to the automatic stay protections of Chapter 11 of the Federal Bankruptcy Code, the Company believes that it has meritorious defenses which it intends to assert vigorously.

     On November 7, 1997, William D. Farrell resigned from his position as President and Chief Operating Officer of the Company and as Director, and Gary
I. Fields resigned from his position as Senior Vice President and General Counsel. On the same date, Messrs. Farrell and Fields filed a Complaint in the Superior Court of New Jersey, Law Division, Essex County, against the Company and the members of the Company's Board of Directors, claiming retaliatory discharge under the New Jersey Conscientious Employee Protection Act and breach of contract. On December 17, 1997, the plaintiffs amended their complaint to add a claim for violation of public policy. The plaintiffs allege that they were constructively terminated as a result of their objection to certain related-party transactions, the purported failure of the defendants to adequately disclose the circumstances surrounding such transactions, and the Company's public issuance of allegedly false and misleading accounts concerning or relating to such related-party transactions. The plaintiffs seek unspecified compensatory and punitive damages, interest and costs and reinstatement of the plaintiffs to their positions with the Company. On April 8, 1998, the Company filed its Answer to the Amended Complaint, and asserted a counterclaim against Messrs. Farrell and Fields for breach of fiduciary duties. Discovery has commenced in the case (which is currently subject to the automatic stay provisions of Chapter 11 of the Federal Bankruptcy Code) and the Company intends to continue to defend itself vigorously against the allegations.

     On June 2, 1998, Mr. Ronald Ash filed a complaint against the Company, StarMed, Wesley Medical Resources, Inc., a subsidiary of the Company ("Wesley"), and certain officers and directors of the Company in the United States District Court for the Northern District of California. On June 24, 1997, the Company acquired the assets of Wesley, a medical staffing company in San Francisco, California, from Mr. Ash and another party for 45,741 shares of the Company's Common Stock valued at $2,000,000 and contingent consideration based on the company achieving certain financial objectives during the three year period subsequent to the transaction. The Ash complaint, among other things, alleges that the defendants omitted and/or misrepresented material information in the Company's public filings and that they concealed or failed to disclose adverse material information about the Company in connection with the sale of Wesley to the Company by the plaintiff. The plaintiff seeks damages in the amount of $4.25 million or, alternatively, rescission of the sale of Wesley.

     On October 7, 1998, upon motion by the Company, the Ash action was transferred from the United States District Court for the Northern District of California and consolidated with the pending securities class actions in the United States District Court for the District of New Jersey. The Company believes that it has meritorious defenses to the claims asserted by plaintiff (which is currently subject to the automatic stay of the Federal Bankruptcy
Code), and intends to defend itself vigorously. On February 19, 1999, the Company filed a motion to dismiss the Ash Complaint.

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

     In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the federal securities laws. In some cases, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,658,000 with respect to all such Price Protection Shortfall obligations. As of March 31, 2000, $405,000 of such Price Protection Shortfall obligations remained due and payable in 2000.

6. CONVERTIBLE PREFERRED STOCK

     During 1997, the Company issued 18,000 shares of Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") to RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of
(i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion. As of March 31, 2000, 14,175 shares of the Company's Series C Preferred Stock remain outstanding.

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

     As a result of the Company's failure to register the RGC Conversion Shares until October 3, 1998, the Company: (i) issued warrants to RGC to acquire (a) 272,333 shares of Common Stock at an exercise price equal to $34.86 per share (the "December 1997 Warrants") and (b) 116,666 shares of Common Stock at an exercise price of $38.85 per share (the "January 1998 Warrants") (such warrants having an estimated value of $3,245,000) and (ii) issued promissory notes bearing interest at 13% per annum (the "RGC Penalty Notes") in the aggregate principal amount of $2,451,000. Pursuant to an agreement with RGC, entered into as of May 1, 1998, the exercise price of certain December 1997 Warrants to acquire 77,667 shares of Common Stock was reduced to $2.73 per share, and the exercise price of all of the January 1998 Warrants was reduced to $2.73 per share

     In addition to the penalties described above, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998 and the delisting of the Company's Common Stock from NASDAQ in April 1999, RGC was entitled to demand: (i) the Company repurchase all of the outstanding Convertible Preferred Stock and (ii) a one-time additional penalty of $1,490,000, payable, at the option of RGC, in cash or additional shares of Common Stock.

     On March 30, 2000 RGC served notice on the Company seeking redemption of all of the outstanding shares of Convertible Preferred Stock for an aggregate cash payment of $17,447,000. It is expected that all of RGC's claims shall be addressed under the terms of the Company's Plan of Reorganization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

RECENT DEVELOPMENTS

    On March 29, 2000, the Company entered into an agreement-in-principle with the holders of the Senior Notes providing for conversion of the full amount of their $75,000,000 of debt into approximately 84% of the common equity of the Company. In addition, under the agreement-in-principle with the holders of the Senior Notes, an additional $5,121,000 of unsecured notes would also be converted into approximately 6% of the common equity of the Company. Under this agreement-in-principle, which is subject to certain conditions, it is contemplated that the Company's remaining equity will be distributed among junior creditors (including plaintiffs in current lawsuits pending against the Company), other claim holders and the Company's equity holders (including the Company's Convertible Preferred Stock). The conversion of Senior Notes and other distributions are to be affected through a pre-negotiated Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code. On April 7, 2000, the Company filed its Plan of Reorganization, which is subject to Bankruptcy Court approval, and commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. The Plan of Reorganization applies only to the parent company and none of its operating subsidiaries. In addition, physician relationships, trade credit and employee obligations of the Company will not be impaired. There can be no assurance, however, that the Company will be successful in consummating the reorganization as described above.

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

     During the third quarter of 1999, the Company changed the billing structure of 19 imaging centers from Type I and Type II into Type III centers.

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

     For the three months ended March 31, 2000, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 89% for the Type I agreements, 77% to 91% for the Type II agreements and 77% to 89% for the Type III agreements. These agreements generally have terms ranging from one to ten years.

QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

     For the quarter ended March 31, 2000, total Company net service revenues were $38,462,000 compared to $41,888,000 for the quarter ended March 31, 1999, a decrease of $3,425,000 or 8%. The decrease in net service revenues was due principally to the ongoing decline in reimbursement rates of managed care payors, the impact of the sale and closure of fourteen underperforming imaging centers during 1999 and the first quarter 2000 and a decline in higher priced personal injury claims business. This decrease was partially offset by an increase in same-store gross revenues (before contractual allowances) of 3%.

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

         With respect to procedure volumes, management believes the domestic diagnostic imaging industry has experienced recent growth in MR and CT procedures of approximately 6-7% per year. Such growth is expected to continue in the near future. However, management believes that this growth in procedures is being largely offset in a number of the Company's markets by an increase in capacity. This increase in capacity is the result of the opening of competing new centers as well as the upgrade of equipment which reduces the time it takes for procedures to be performed. If the supply of imaging centers continues to increase, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

         Management believes that in order to remain competitive in the marketplace, it must maintain high quality, state-of-the-art medical equipment. Accordingly, under the Company's equipment replacement program, the Company has replaced or upgraded fourteen MRI systems and eleven CT systems in its centers during 1999. In addition, the Company expects to replace or upgrade an additional fifteen MRI systems and six CT systems during 2000. Over time, the Company expects to achieve increased volumes due to this equipment replacement program. While the Company intends to finance new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

     Costs of services for the three months ended March 31, 2000 were $25,852,000 compared to $27,263,000 for the three months ended March 31, 1999, a decrease of $1,411,000 or 5%. This decrease was due primarily to the impact of the sale and closure of fourteen imaging centers during 1999 and the first quarter 2000.

     Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, decreased for the quarter ended March 31, 2000 to 33% from 35% for the quarter ended March 31, 1999. This was due primarily to the impact of the decline in reimbursement rates described above, partially offset by the impact of the sale and closure of fourteen underperforming imaging centers during 1999 and the first quarter 2000.

     The provision for uncollectible accounts receivable for the quarter ended March 31, 2000 was $1,694,000, or 4% of related net service revenues, compared to the first quarter 1999 provision of $2,202,000, or 5% of related net service revenues. The Company is continuing to focus on reducing its provision for uncollectible accounts receivable through improvements made in information systems, reorganization of billing management and increased emphasis in rebilling and disputing denials by the Company's payors.

     Corporate general and administrative expense for the three months ended March 31, 2000 was $3,088,000, as compared to $2,710,000 for the three months ended March 31, 1999, an increase of 14%. This increase was primarily due to increased headcount related to billing and collection administration and operations training initiatives, and higher costs of employee benefits.

     Equipment lease expense for the three months ended March 31, 2000 was $3,315,000, as compared to $2,036,000 for the three months ended March 31, 1999 due to the equipment replacement program described above.

     Depreciation and amortization expense for the quarter was $4,783,000, compared to $5,606,000 for the first quarter of 1999, or a decrease of $823,000. The decrease was due to lower diagnostic equipment depreciation, which was primarily the result of the Company entering into new operating leases during 1999 and the first quarter of 2000 in connection with the equipment replacement program described above.

     During the first quarter of 2000, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $625,000. The loss consists of (i) $353,000 for the net loss on the sale of diagnostic imaging centers and (ii) $272,000 for current period charges attributable to centers previously sold or closed.

     During the first quarters of 2000 and 1999, the Company recorded other unusual charges of $957,000 and $280,000, respectively. The 2000 charge consists of costs associated with preparing for, and filing the Company's Plan of Reorganization and commencing of proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999).

     The Company will incur additional unusual charges during the remainder of 2000 related to its Plan of Reorganization and proceedings under Chapter 11 of the Federal Bankruptcy Code, and could incur additional unusual charges related to the possible sale and closure of additional imaging centers.

     Net interest expense for the three months ended March 31, 2000 was $2,672,000 as compared to $2,805,000 for the three months ended March 31, 1999, a decrease of $133,000. This decrease was primarily attributable to the retirement of notes payable and capitalized lease obligations.

     The Company's loss for the quarter ended March 31, 2000 was increased by $457,000 attributable to minority interests, as compared to an increase in the Company's loss of $324,000 for the quarter ended March 31, 1999.

     The provision for income taxes for the three months ended March 31, 2000 was $100,000 as compared to $130,000 for the comparable period last year. The provision for income taxes for the three months ended March 31, 2000 and 1999 consists entirely of estimated state income taxes. For both quarters, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

     The Company's net loss for the quarter ended March 31, 2000 was $5,080,000 compared to $1,468,000 for the quarter ended March 31, 1999.

     The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended March 31, 2000 and 1999 includes charges of $106,000 and $111,000, respectively, as a result of the accretion of the Company's convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     During the three months ended March 31, 2000, the Company's primary source of cash flow was comprised of $2,182,000 from operations, $1,310,000 from the sale of diagnostic imaging centers and a reduction in the Company's cash balances of $978,000. The primary use of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable totaling $3,916,000.

     During the first quarter of 1999, the Company's primary source of cash flow was from reductions in the Company's cash balances of $9,013,000. The primary uses of cash in the first quarter of 1999 were the repayment of debt of $6,686,000, and operating activities which used $1,704,000 of cash. Cash flow from operating activities during the first quarter of 1999 was adversely impacted by an increase in accounts receivable, net of provision for doubtful accounts, of $4,992,000, of which $3,882,000 related to the Company's diagnostic imaging business and $1,110,000 related to Dalcon Technologies, Inc. The increase attributable to the Company's diagnostic imaging business was due to lower than expected cash collections in the first quarter of 1999.

FINANCIAL RESOURCES AND LIQUIDITY

    On March 29, 2000, the Company entered into an agreement-in-principle with the holders of the Senior Notes providing for conversion of the full amount of their $75,000,000 of debt into approximately 84% of the common equity of the Company. In addition, under the agreement-in-principle with the holders of the Senior Notes, an additional $5,121,000 of unsecured notes would also be converted into approximately 6% of the common equity of the Company. Under this agreement-in-principle, which is subject to certain conditions, it is contemplated that the Company's remaining equity will be distributed among junior creditors (including plaintiffs in current lawsuits pending against the Company), other claim holders and the Company's equity holders (including the Company's Convertible Preferred Stock). The conversion of Senior Notes and other distributions are to be affected through a pre-negotiated Plan of Reorganization under Chapter 11 of the Federal Bankruptcy Code. On April 7, 2000, the Company filed its Plan of Reorganization, which is subject to Bankruptcy Court approval, and commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. The Plan of Reorganization applies only to the parent company and none of its operating subsidiaries. In addition, physician relationships, trade credit and employee obligations of the Company will not be impaired. There can be no assurance, however, that the Company will be successful in consummating the reorganization as described above.

    In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during the fourth quarter of 1999 and early 2000, the Company sold or closed nine underperforming centers generating net proceeds to the Company of $1,310,000 and eliminating operations which had generated aggregate pretax operating losses of $4,267,000 during 1999, and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

    The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

    Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of March 31, 2000, the Company's debt, including capitalized lease obligations, totaled $112,258,000. Cash available to the Company for general corporate use declined from $3,827,000 at December 31, 1999 to $3,573,000 as of March 31, 2000. These balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to the Company for general corporate purposes. However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's year 2000 scheduled debt repayments which are attributable to non-wholly owned affiliates.

    Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to expected proceeds from the sale of certain centers and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects average monthly cash flows during 2000 to improve from the level achieved during 1999. Provided that the Company is able to complete the sale of certain of its centers and its cash collections show improvement, and assuming that the Company reaches satisfactory resolution with the Senior Note holders and its other lenders regarding its Plan of Reorganization, management believes that existing available cash balances plus expected cash flow from operations will be adequate to fund the Company's expected cash requirements for the next twelve months.

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

     In addition to the penalties described above, as a result of the Company's failure to register the RGC Conversion Shares prior to September 15, 1998 and the delisting of the Company's Common Stock from NASDAQ in April 1999, RGC was entitled to demand: (i) the Company repurchase all of the outstanding Convertible Preferred Stock and (ii) a one-time additional penalty of $1,490,000, payable, at the option of RGC, in cash or additional shares of Common Stock.

     On March 30, 2000 RGC served notice on the Company seeking redemption of all of the outstanding shares of Convertible Preferred Stock for an aggregate cash payment of $17,447,000. It is expected that all of RGC's claims shall be addressed under the terms of the Company's Plan of Reorganization.

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

     The Company has never declared a dividend on its Common Stock and under the Company's Senior Note agreement, the payment of such dividends is not permitted.

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

II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.  EXHIBITS
          --------

           None

      b.  REPORTS ON FORM 8-K
          -------------------

           On April 11, 2000, the Company filed a Current Report of Form 8-K reporting that it had filed a pre-negotiated Joint Plan of Reorganization and commenced proceedings under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MEDICAL RESOURCES, INC.

                                        /s/ GEOFFREY A. WHYNOT
                                       -----------------------------------
                                            Geoffrey A. Whynot
                                     CO-CHIEF EXECUTIVE OFFICER AND
                                         CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER)




                                        /s/ STEVEN M. VELLA
                                       -----------------------------------
                                              Steven M. Vella
                                         VICE PRESIDENT-FINANCE
                                     (PRINCIPAL ACCOUNTING OFFICER)

Date: May 15, 2000