Form 10-Q
period 2000-06-30
MEDICAL RESOURCES INC /DE/
filed 2000-08-14
CIK 725151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            Yes /_/         No /X/

         At August 4, 2000, 10,173,961 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the OTC Bulletin Board last reported trade price of these shares on that date) held by non-affiliates was $1,541,482.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

                             Medical Resources, Inc.

                             (Debtor-in-Possession)

                                      Index

                                                                                                                PAGES
                                                                                                                -----
 PART I.        FINANCIAL INFORMATION

 Item 1.        Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets at June 30, 2000 and December 31, 1999........................        3

                Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999...        4

                Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999.....        5

                Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.....        6

                Notes to Consolidated Financial Statements................................................       7-12

 Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....      13-20

 PART II.       OTHER INFORMATION.........................................................................       21


                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                           2000            1999
                                                                                          ---------     ------------
                                                      ASSETS
Current Assets:

  Cash and cash equivalents .........................................................     $   7,984      $   9,360
  Cash and short-term investments, restricted .......................................         1,453            600
  Accounts receivable, net ..........................................................        45,232         50,177
  Other receivables .................................................................        10,997          8,579
  Prepaid expenses ..................................................................         3,269          3,638
                                                                                          ---------      ---------

    Total current assets ............................................................        68,935         72,354
Property and equipment, net .........................................................        28,494         33,718
Goodwill and other intangible assets, net ...........................................       104,555        112,474
Other assets ........................................................................         1,168          1,510
                                                                                          ---------      ---------
    Total assets ....................................................................     $ 203,152      $ 220,056
                                                                                          =========      =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Senior notes due 2001 through 2005, classified as current ........................     $    --        $  75,000
   Notes and mortgages payable, classified as current ...............................         3,194         10,999
   Capital lease obligations, classified as current .................................         3,227          4,901
   Current portion of notes and mortgages payable ...................................         4,938          9,718
   Current portion of capital lease obligations .....................................         5,605          7,808
   Accounts payable .................................................................         7,456         11,327
   Accrued expenses and other current liabilities ...................................        29,115         28,324
                                                                                          ---------      ---------
      Total current liabilities .....................................................        53,535        148,077
Notes and mortgages payable, less current portion ...................................         1,731          4,213
Obligations under capital leases, less current portion ..............................         2,233          3,535
Other long term liabilities .........................................................           760            768
Liabilities subject to compromise ...................................................        91,550           --
Minority interest ...................................................................         4,390          4,573
Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares; 10,064 issued and outstanding at June 30, 2000 and 9,756 issued and outstanding at
     December 31, 1999 ..............................................................           101             98
  Series C Convertible Preferred Stock, $1,000 per share stated value; 14 shares
     issued and outstanding; liquidation preference 3% per annum ....................        15,419         15,321
  Additional paid-in capital ........................................................       144,868        144,909
  Accumulated deficit ...............................................................      (111,435)      (101,438)
                                                                                          ---------      ---------
    Total stockholders' equity ......................................................        48,953         58,890
                                                                                          ---------      ---------
Total liabilities and stockholders' equity ..........................................     $ 203,152      $ 220,056
                                                                                          =========      =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          FOR THE THREE MONTHS
                                                              ENDED JUNE 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Net service revenues ...............................     $ 36,693      $ 40,720
Cost of services ...................................       25,108        26,134
                                                         --------      --------
   Gross profit ....................................       11,585        14,586
Provision for doubtful accounts ....................        1,410         1,945
Corporate general and administrative expenses ......        2,770         2,977
Equipment leases ...................................        3,476         2,234
Depreciation and amortization ......................        4,558         5,709
Loss attributable to sale or closure of centers ....          522            --
Other unusual charges ..............................          810           434
                                                         --------      --------

  Operating income (loss) ..........................       (1,961)        1,287
Interest expense, net ..............................        2,561         2,824
Minority interest ..................................          293           300
                                                         --------      --------

  Loss before income taxes .........................       (4,815)       (1,837)
Provision for income taxes .........................          100           220
                                                         --------      --------

  Net loss .........................................       (4,915)       (2,057)
Charges related to convertible preferred stock .....         (102)         (109)
                                                         --------      --------

  Net loss applicable to common stockholders .......     $ (5,017)     $ (2,166)
                                                         ========      ========

Basic and diluted net loss per common share ........     $  (0.50)     $  (0.23)
                                                         ========      ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                            ------------------
                                                            2000          1999
                                                          --------      --------
Net service revenues ................................     $ 75,156      $ 82,608
Cost of services ....................................       50,961        53,397
                                                          --------      --------
  Gross profit ......................................       24,195        29,211
Provision for doubtful accounts .....................        3,104         4,147
Corporate general and administrative expenses .......        5,858         5,687
Equipment leases ....................................        6,792         4,270
Depreciation and amortization .......................        9,340        11,315
Loss attributable to sale or closure of centers .....        1,148            --
Other unusual charges ...............................        1,767           714
                                                          --------      --------

  Operating income (loss) ...........................       (3,814)        3,078
Interest expense, net ...............................        5,232         5,629
Minority interest ...................................          751           624
                                                          --------      --------

  Loss before income taxes ..........................       (9,797)       (3,175)
Provision for income taxes ..........................          200           350
                                                          --------      --------

  Net loss ..........................................       (9,997)       (3,525)
Charges related to convertible preferred stock ......         (206)         (220)
                                                          --------      --------

  Net loss applicable to common stockholders ........     $(10,203)     $ (3,745)
                                                          ========      ========
Basic and diluted net loss per common share .........     $  (1.04)     $  (0.40)
                                                          ========      ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                            ------------------
                                                                                            2000         1999
                                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................................     $ (9,997)     $ (3,525)
                                                                                          --------      --------

Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization .....................................................        9,340        11,315
  Provision for uncollectible accounts receivable ...................................        3,104         4,147
  Other, net ........................................................................          230           676
Changes in operating assets and liabilities:
  Accounts receivable ...............................................................        1,841        (9,221)
  Other receivables .................................................................       (2,418)         (829)
  Prepaid expenses ..................................................................          (93)          365
  Other assets ......................................................................          332           903
  Accounts payable and accrued expenses .............................................          757           414
  Other liabilities .................................................................           (8)          (36)
                                                                                          ========      ========
    Total adjustments ...............................................................       13,085         7,734
                                                                                          --------      --------
        Net cash provided by (used in) operating activities .........................        3,088         4,209
                                                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of disposals ................................         (892)       (1,687)
Disposition of diagnostic imaging centers, net of cash sold .........................        6,110           781
Other, net ..........................................................................         (853)          393
                                                                                          --------      --------
    Net cash provided (used) in investing activities ................................        4,365          (513)
                                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes and mortgages payable ...................................       (4,241)       (6,223)
Principal payments under capital lease obligations ..................................       (4,588)       (4,983)
Other borrowings ....................................................................           --         1,515
Other, net ..........................................................................           --          (525)
                                                                                          --------      --------
    Net cash used in financing activities ...........................................       (8,829)      (10,216)
                                                                                          --------      --------
Net decrease in cash and cash equivalents ...........................................       (1,376)       (6,520)
Cash and cash equivalents at beginning of year ......................................        9,360        20,997
                                                                                          --------      --------
Cash and cash equivalents at end of period ..........................................     $  7,984      $ 14,477
                                                                                          ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for --
     Cash paid for income taxes, net ................................................     $    225      $    173
     Cash paid for interest .........................................................        1,486         5,757



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             MEDICAL RESOURCES, INC.
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     On April 7, 2000, Medical Resources, Inc., the parent company, filed a pre-negotiated Joint Plan of Reorganization (the "Plan") and commenced proceedings under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York. Reference is made to
Note 2 of the Notes to Consolidated Financial Statements for further information.

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1999.

COST OF SERVICES

     Cost of services as shown on the Consolidated Statement of Operations for the three and six month periods ended June 30, 2000 and 1999 consist of the following (in thousands):


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                ---------------------      ----------------------
                                                                  2000          1999          2000          1999
                                                                -------       -------      -------        -------
Operations payroll and related.............................     $ 9,314       $ 9,628      $18,848        $19,558
Equipment maintenance expense..............................       1,810         2,114        3,747          4,421
Contract radiology fees....................................       1,997         2,202        3,991          4,466
Medical supplies...........................................       2,495         2,569        5,046          5,258
Facilities rent and related................................       2,762         2,869        5,698          5,692
Other center level costs...................................       6,542         6,617       13,233         13,644
                                                                -------       -------      -------        -------
  Total Diagnostic Imaging.................................      24,920        25,999       50,563         53,039
Dalcon Technologies, Inc...................................         188           135          398            358
                                                                -------       -------      -------        -------
  Total Company............................................     $25,108       $26,134      $50,961        $53,397
                                                                =======       =======      =======        =======

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

     The computations of basic and diluted loss per share for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                ---------------------      ----------------------
                                                                  2000          1999          2000          1999
                                                                --------      --------      --------      --------
Basic and diluted loss per share information:
Net loss ..................................................     $ (4,915)     $ (2,057)     $ (9,997)     $ (3,525)
Charges related to convertible preferred stock ............         (102)         (109)         (206)         (220)
                                                                --------      --------      --------      --------
 Net loss applicable to common stockholders ...............     $ (5,017)     $ (2,166)     $(10,203)     $ (3,745)
                                                                ========      ========      ========      ========
Weighted average number of common shares ..................       10,064         9,537         9,857         9,438
                                                                ========      ========      ========      ========
Basic and diluted income (loss) per common share ..........     $  (0.50)     $  (0.23)     $  (1.04)     $  (0.40)
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

     In the event that the holders of the Senior Notes or the other creditors or lessors elected to exercise their right to accelerate the obligations under the Senior Notes or the other loans and leases, such acceleration would have had a material adverse effect on the Company, its operations and its financial condition. In addition, if such obligations were accelerated, in whole or in part, there could be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would have become immediately due and payable. Furthermore, the Company has generated net losses in each of its last three calendar years aggregating $102,456,000. Absent the successful consummation of the Company's plan for reorganization these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     Under Chapter 11 of the Federal Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the June 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims subject to compromise may arise subsequent to the filing date resulting from rejection of executive contracts, including leases, and from the determination by the court (or agreed to by parties in interest), or as a result of allowed claims for contingencies and other disputed amounts.

     Liabilities subject to compromise as of June 30, 2000 consist of the following (in thousands):


Senior Notes due 2001 through 2005 .................................     $75,000
Unsecured promissory notes .........................................       5,121
Subordinated convertible notes .....................................       5,250
Purchase price protection notes ....................................         455
                                                                         -------
   Total debt subject to compromise ................................      85,826
Capital lease payable ..............................................         591
Accrued interest related to debt subject to compromise .............       4,347
Trade and other miscellaneous claims ...............................         786
                                                                         -------
                                                                         $91,550
                                                                         =======

     During the three months ended June 30, 2000, the Company recorded $2,079,000 of interest expense related to interest bearing debt included in the liabilities subject to compromise.

     The Debtor has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and certain vendor obligations.

    In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during 1999 and the first half of 2000, the Company sold or closed eighteen underperforming centers that had generated aggregate pretax operating losses of $6,043,000 during 1999 and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

    The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

3.  LOSS ATTRIBUTABLE TO SALE AND CLOSURE OF CENTERS AND OTHER UNUSUAL CHARGES

     During the three months ended June 30, 2000, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $522,000. The loss consists of (i) $195,000 for the net loss on the sale of diagnostic imaging centers and (ii) $327,000 for current period charges attributable to centers previously closed.

     During the six months ended June 30, 2000, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $1,148,000. The loss consists of (i) $548,000 for the net loss on the sale of diagnostic imaging centers and (ii) $600,000 for current period charges attributable to centers previously closed.

     During the three months ended June 30, 2000 and 1999, the Company recorded other unusual charges of $810,000 and $434,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999).

     During the six months ended June 30, 2000 and 1999, the Company recorded other unusual charges of $1,767,000 and $714,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of cost associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999).

4.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net is comprised of the following (in thousands):

                                                                              JUNE 30,      DECEMBER 31,
                                                                                2000              1999
                                                                            ------------    ------------
Diagnostic Imaging:

   Management fee receivables (net of contractual allowances) --
     Due from unaffiliated physicians (Type I revenues) .................     $ 22,595      $ 22,604
     Due from affiliated physicians (Type III revenues) .................       14,605        15,998
Patient and third party payor accounts receivable (Type II revenues) ....       24,909        26,988
                                                                              --------      --------
Accounts receivable before allowance for doubtful accounts ..............       62,109        65,590
Less: Allowance for doubtful accounts ...................................      (16,877)      (15,413)
                                                                              --------      --------
Total accounts receivable, net ..........................................     $ 45,232      $ 50,177
                                                                              ========      ========


     Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances, recorded as a reduction in deriving net service revenues, were approximately $31,624,000 and $36,509,000 for the three months ended June 30, 2000 and 1999, respectively and approximately $64,623,000 and $71,496,000 for the six months ended June 30, 2000, and 1999, respectively.

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

     On August 9, 1999 the District Court approved an agreement settling all of the pending class actions in consideration primarily of (i) a payment of $2.75 million to be provided by the Company's insurer and (ii) the issuance of $5.25 million of convertible subordinated promissory notes (the "Convertible Subordinated Notes"). The $5.25 million of Convertible Subordinated Notes bear interest at the rate of 8% per annum, and mature by their terms on the earlier of August 1, 2005 or when the Company's presently outstanding Senior Notes are paid in full. Additionally, the Convertible Subordinated Notes were convertible into shares of the Company's Common Stock beginning February 15, 2000 at a price per share equal to $2.62 per share. Under the terms of the Company's Plan of reorganization, all of the Convertible Subordinated Notes would be converted into common equity of the Company.

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

     The legal proceedings described above have been stayed in connection with the Company's Chapter 11 proceedings. Under the terms of the Company's Plan of Reorganization, claims held by the plantiffs in these actions (as well as other actions pending against the Company) would be converted into common equity of the Company.

     In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations. Accordingly, the Company has made no accrual for any costs associated with such litigation.

     In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the Federal securities laws. In some cases, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,658,000 with respect to all such Price Protection Shortfall obligations. As of June 30, 2000, $405,000 of such Price Protection Shortfall obligations remained due and payable in 2000.

6.  CONVERTIBLE PREFERRED STOCK

     As of June 30, 2000, 14,175 shares of the Company's Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") are outstanding and held by RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion.

     As a result of the Company's failure to register the shares of Common Stock issuable upon conversion of the Series C Preferred Stock prior to September 15, 1998 (the date required under the Preferred Stock Agreement) and the delisting of the Company's Common Stock from NASDAQ in April 1999, RGC was entitled to demand: (i) the Company repurchase all of the outstanding Series C Preferred Stock and (ii) a one-time additional penalty of $1,490,000, payable, at the option of RGC, in cash or additional shares of Common Stock.

     On March 30, 2000, RGC served notice on the Company seeking redemption of all of the outstanding shares of Series C Preferred Stock for an aggregate cash payment of $17,447,000. It is expected that all of RGC's claims shall be addressed under the terms of the Company's Plan of Reorganization.

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

     For the six months ended June 30, 2000, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 89% for the Type I agreements, 77% to 91% for the Type II agreements and 77% to 89% for the Type III agreements. These agreements generally have terms ranging from one to ten years.

QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

     For the quarter ended June 30, 2000, total Company net service revenues were $36,693,000 compared to $40,720,000 for the quarter ended June 30, 1999, a decrease of $4,027,000 or 10%. The decrease in net service revenues was due principally to the ongoing decline in reimbursement rates of managed care payors, and the impact of the sale and closure of eighteen underperforming imaging centers during 1999 and the first half of 2000. This decrease was partially offset by an increase in same-store gross revenues (before contractual allowances) of 1%.

     In general, healthcare providers have been experiencing gradual reimbursement rate declines over the past three years and this is expected to continue through 2000 due to factors such as the expansion of managed care in the United States and budgetary pressures placed on U.S. government agencies. The Company will attempt to mitigate the impact of any further decline in reimbursement rates by decreasing its costs and increasing patient referral volumes. Nevertheless, if the rate of decline in reimbursement rates were to materially increase, or if the Company is unsuccessful in reducing its costs or increasing its volumes over time, the Company's results could be materially and adversely affected.

     With respect to procedure volumes, management believes the domestic diagnostic imaging industry has experienced recent growth in MR and CT procedures of approximately 6-7% per year. Such growth is expected to continue in the near future. However, management believes that this growth in procedures is being largely offset in a number of the Company's markets by an increase in capacity. This increase in capacity is the result of the opening of competing new centers as well as the upgrade of existing equipment which reduces the time it takes for procedures to be performed. If the number of imaging centers continues to increase, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

     Management believes that in order to remain competitive in the marketplace, it must maintain high quality, state-of-the-art medical equipment. Accordingly, under the Company's equipment replacement program, the Company replaced or upgraded fourteen MRI systems and eleven CT systems in its centers during 1999. In addition, the Company expects to replace or upgrade a total of an additional nineteen MRI systems and eight CT systems during 2000. Over time, the Company expects to achieve increased volumes due to this equipment replacement program. While the Company intends to finance new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

     Costs of services for the quarter ended June 30, 2000 were $25,108,000 compared to $26,134,000 for the quarter ended June 30, 1999, a decrease of $1,026,000 or 4%. This decrease was due primarily to the impact of the sale and closure of eighteen imaging centers during 1999 and the first half of 2000.

     Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, decreased for the quarter ended June 30, 2000 to 32% from 36% for the quarter ended June 30, 1999. This decrease was due primarily to the impact of the decline in reimbursement rates described above.

     The provision for uncollectible accounts receivable for the quarter ended June 30, 2000 was $1,410,000, or 4% of related net service revenues, compared to the second quarter 1999 provision of $1,945,000, or 5% of related net service revenues. The Company is continuing to focus on reducing its provision for uncollectible accounts receivable through improvements made in information systems, reorganization of billing management and increased emphasis in rebilling and disputing denials by the Company's payors.

     Corporate general and administrative expense for the quarter ended June 30, 2000 was $2,770,000, as compared to $2,977,000 for the quarter ended June 30, 1999, an decrease of 7%. This decrease was primarily due to lower legal costs and corporate level headcount reductions.

     Equipment lease expense for the quarter ended June 30, 2000 was $3,476,000, as compared to $2,234,000 for the quarter ended June 30, 1999, an increase of $1,242,000, due to the equipment replacement program described above.

     Depreciation and amortization expense for the quarter was $4,558,000, compared to $5,709,000 for the second quarter of 1999, or a decrease of $1,151,000. The decrease was primarily due to lower diagnostic equipment depreciation, which was primarily the result of the Company entering into new operating leases during 1999 and the first half of 2000 in connection with the equipment replacement program described above.

     During the second quarter of 2000, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $522,000. The loss consists of (i) $194,000 for the net loss on the sale of diagnostic imaging centers and (ii) $328,000 for current period charges attributable to centers previously sold or closed.

     During the second quarter of 2000 and 1999, the Company recorded other unusual charges of $810,000 and $434,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999).

     The Company will incur additional professional fees during the remainder of 2000 related to its proceedings under Chapter 11 of the Federal Bankruptcy Code, and could incur additional unusual charges related to the possible sale and closure of additional imaging centers.

     Net interest expense for the quarter ended June 30, 2000 was $2,561,000 as compared to $2,824,000 for the quarter ended June 30, 1999, a decrease of $263,000. This decrease was primarily attributable to the reduction in notes payable and capitalized lease obligations. Included in interest expense for the quarter ended June 30, 2000 is $2,079,000 related to accruals of interest subsequent to April 7, 2000 on debt subject to compromise. Under the Company's Plan of Reorganization, debt subject to compromise and its accrued but unpaid interest would be converted into common equity.

     The Company's loss for the quarter ended June 30, 2000 was increased by $293,000 attributable to minority interests, as compared to an increase in the Company's loss of $300,000 for the quarter ended June 30, 1999.

     The provision for income taxes for the quarter ended June 30, 2000 was $100,000 as compared to $220,000 for the comparable period last year. The provision for income taxes for the quarter ended June 30, 2000 and 1999 consists entirely of estimated state income taxes. For both quarters, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

     The Company's net loss for the quarter ended June 30, 2000 was $4,915,000 compared to $2,057,000 for the quarter ended June 30, 1999.

     The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended June 30, 2000 and 1999 includes charges of $102,000 and $109,000, respectively, as a result of the accretion of the Company's Series C Preferred Stock.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 2000, total Company net service revenues were $75,156,000 compared to $82,608,000 for the six months ended June 30, 1999, a decrease of $7,452,000 or 9%. The decrease in net service revenues was due principally to the ongoing decline in reimbursement rates of managed care payors, and the impact of the sale and closure of eighteen underperforming imaging centers during 1999 and first half of 2000. This decrease was partially offset by an increase in same-store gross revenues (before contractual allowances) of 2%.

     Costs of services for the six months ended June 30, 2000 were $50,961,000 compared to $53,397,000 for the six months ended June 30, 1999, a decrease of $2,436,000 or 5%. This decrease was due primarily to the impact of the sale and closure of eighteen imaging centers during 1999 and the first half of 2000.

     Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, decreased for the six months ended June 30, 2000 to 32% from 35% for the six months ended June 30, 1999. This decrease was due primarily to the impact of the decline in reimbursement rates described above.

    The provision for uncollectible accounts receivable for the six months ended June 30, 2000 was $3,104,000, or 4% of related net service revenues, compared to the six months 1999 provision of $4,147,000, or 5% of related net service revenues.

    Corporate general and administrative expense for the six months ended June 30, 2000 was $5,858,000, as compared to $5,687,000 for the six months ended June 30, 1999, an increase of 3%.

    Equipment lease expense for the six months ended June 30, 2000 was $6,792,000 as compared to $4,270,000 for the six months ended June 30, 1999, an increase of $2,522,000, due to the equipment replacement program described above.

     Depreciation and amortization expense for the six months was $9,340,000, compared to $11,315,000 for the six months of 1999, or a decrease of $1,975,000. The decrease was primarily due to lower diagnostic equipment depreciation, which was primarily the result of the Company entering into new operating leases during 1999 and the first half of 2000 in connection with the equipment replacement program described above.

     During the six months ended June 30, 2000, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $1,148,000. The loss consists of (i) $548,000 for the net loss on the sale of diagnostic imaging centers and (ii) $600,000 for current period charges attributable to centers previously sold or closed.

     During the six months ended June 30, 2000 and 1999, the Company recorded other unusual charges of $1,767,000 and $714,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of cost associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999).

     Net interest expense for the six months ended June 30, 2000 was $5,232,000 as compared to $5,629,000 for the six months ended June 30, 1999, a decrease of $397,000. This decrease was primarily attributable to the reduction in notes payable and capitalized lease obligations. Included in interest expense for the six months ended June 30, 2000 is $2,079,000 related to accruals of interest subsequent to April 7, 2000 on debt subject to compromise. Under the Company's Plan of Reorganization, debt subject to compromise and its accrued but unpaid interest would be converted into common equity.

    The Company's loss for the six months ended June 30, 2000 was increased by $751,000 attributable to minority interests, as compared to an increase in the Company's loss of $624,000 for the six months ended June 30, 1999.

     The provision for income taxes for the six months ended June 30, 2000 was $200,000 as compared to $350,000 for the comparable period last year. The provision for income taxes for the six months ended June 30, 2000 and 1999 consists entirely of estimated state income taxes. For both periods, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

     The Company's net loss for the six months ended June 30, 2000 was $9,997,000 compared to $3,525,000 for the six months ended June 30, 1999.

     The net loss applicable to common stockholders (used in computing loss per common share) in the six months ended June 30, 2000 and 1999 includes charges of $206,000 and $220,000, respectively, as a result of the accretion of the Company's Series C Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     During the six months ended June 30, 2000, the Company's primary sources of cash flow was comprised of $6,110,000 from the sale of diagnostic imaging centers, and $3,088,000 from operations. The primary use of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable totaling $8,829,000.

     During the six month ended June 30, 1999, the Company's primary source of cash flow was comprised of $4,209,000 from operations, a reduction in the Company's cash balances of $6,520,000, and other borrowings of $1,515,000. The primary use of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable of $11,206,000.

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

     Under Chapter 11 of the Federal Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the June 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims subject to compromise may arise subsequent to the filing date resulting from rejection of executive contracts, including leases, and from the determination by the court (or agreed to by parties in interest), or as a result of allowed claims for contingencies and other disputed amounts.

    In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during 1999 and the first half of 2000, the Company sold or closed eighteen underperforming centers generating net proceeds to the Company of $6,891,000 and resulting in the elimination of operations which had generated aggregate pretax operating losses of $6,043,000 during 1999, and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

    The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

    Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of June 30, 2000, the Company's debt, including capitalized lease obligations, totaled $107,345,000. Cash available to the Company for general corporate use increased from $3,827,000 at December 31, 1999 to $4,950,000 as of June 30, 2000. These balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to the Company for general corporate purposes. However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's year 2000 scheduled debt repayments which are attributable to non-wholly owned affiliates.

    Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to the proceeds from the sale of certain centers and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects, on a same store basis, average monthly cash flows during 2000 to improve from the level achieved during 1999. Provided that the Company is able to continue to show improvement in its cash collections, and assuming that the Company reaches satisfactory resolution with the Senior Note holders and its other lenders regarding its Plan of Reorganization, management believes that existing available cash balances plus expected cash flow from operations will be adequate to fund the Company's expected cash requirements for the next twelve months.

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

     As of June 30, 2000, 14,175 shares of the Company's Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") are outstanding and held by RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion.

     As a result of the Company's failure to register the shares of Common Stock issuable upon conversion of the Series C Preferred Stock prior to September 15, 1998 (the date required under the Preferred Stock Agreement) and the delisting of the Company's Common Stock from NASDAQ in April 1999, RGC was entitled to demand: (i) the Company repurchase all of the outstanding Series C Preferred Stock and (ii) a one-time additional penalty of $1,490,000, payable, at the option of RGC, in cash or additional shares of Common Stock.

     On March 30, 2000, RGC served notice on the Company seeking redemption of all of the outstanding shares of Series C Preferred Stock for an aggregate cash payment of $17,447,000. It is expected that all of RGC's claims shall be addressed under the terms of the Company's Plan of Reorganization.

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



                                      /s/ STEVEN M. VELLA
                                      ---------------------------------------
                                      Steven M. Vella
                                      VICE PRESIDENT-FINANCE
                                      (PRINCIPAL ACCOUNTING OFFICER)


Date: August 14, 2000