Form 10-Q
period 2000-09-30
MEDICAL RESOURCES INC /DE/
filed 2000-11-14
CIK 725151

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                    Yes |_|                     No |X|

      At November 3, 2000, 10,064,228 shares of the registrant's Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the Common Stock (based upon the OTC Bulletin Board last reported trade price of these shares on that date) held by non-affiliates was $423,407.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.


================================================================================

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                                      Index


                                                                                  PAGES
        PART I.    FINANCIAL INFORMATION

        Item 1.    Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets at September 30, 2000 and
                   December 31, 1999...........................................      3

                   Consolidated Statements of Operations for the three months
                   ended September 30, 2000 and 1999...........................      4

                   Consolidated Statements of Operations for the nine months
                   ended September 30, 2000 and 1999...........................      5

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 2000 and 1999...........................      6

                   Notes to Consolidated Financial Statements..................   7-13

        Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................  14-22

        PART II.   OTHER INFORMATION...........................................     23

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                    September 30,   December 31,
                                                                                       2000           1999
                                                                                    -------------   ------------
                              ASSETS

Current Assets:
  Cash and cash equivalents ....................................................     $   9,068         $   9,360
  Cash and short-term investments, restricted ..................................           972               600
  Accounts receivable, net .....................................................        41,639            50,177
  Other receivables ............................................................        10,548             8,579
  Prepaid expenses .............................................................         3,060             3,638
                                                                                     ---------         ---------
    Total current assets .......................................................        65,287            72,354
Property and equipment, net ....................................................        25,557            33,718
Goodwill and other intangible assets, net ......................................        95,677           112,474
Other assets ...................................................................         1,597             1,510
                                                                                     ---------         ---------
    Total assets ...............................................................     $ 188,118         $ 220,056
                                                                                     =========         =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Senior notes due 2001 through 2005, classified as current ....................     $      --         $  75,000
  Notes and mortgages payable, classified as current ...........................         2,713            10,999
  Capital lease obligations, classified as current .............................         2,485             4,901
  Current portion of notes and mortgages payable ...............................         3,713             9,718
  Current portion of capital lease obligations .................................         4,980             7,808
  Accounts payable .............................................................         5,483            11,327
  Accrued expenses and other current liabilities ...............................        29,906            28,324
                                                                                     ---------         ---------
    Total current liabilities ..................................................        49,280           148,077
Notes and mortgages payable, less current portion ..............................         1,463             4,213
Obligations under capital leases, less current portion .........................           999             3,535
Other long term liabilities ....................................................           761               768

Liabilities subject to compromise ..............................................        93,334                --

Minority interest ..............................................................         3,698             4,573

Stockholders' equity:
  Common stock, $.01 par value; authorized 50,000 shares; 10,064 issued and
     Outstanding at September 30, 2000 and 9,756 issued and outstanding at
     December 31, 1999 .........................................................           101                98
  Series C Convertible Preferred Stock, $1,000 per share stated value; 14 shares
     Issued and outstanding; liquidation preference 3% per annum ...............        15,521            15,321
  Additional paid-in capital ...................................................       144,766           144,909
  Accumulated deficit ..........................................................      (121,805)         (101,438)
                                                                                     ---------         ---------
    Total stockholders' equity .................................................        38,583            58,890
                                                                                     ---------         ---------
    Total liabilities and stockholders' equity .................................     $ 188,118         $ 220,056
                                                                                     =========         =========

    The accompanying notes are an integral part of the consolidated financial statements.

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     For the Three Months
                                                      Ended September 30,
                                                     --------------------
                                                      2000          1999
                                                      ----          ----
Net service revenues ..........................     $ 33,513      $ 37,551
Cost of services ..............................       23,353        27,085
                                                    --------      --------
   Gross profit ...............................       10,160        10,466
Provision for doubtful accounts ...............        1,145         4,949
Corporate general and administrative expenses .        2,945         3,178
Equipment leases ..............................        3,285         2,860
Depreciation and amortization .................        4,345         5,547
Loss on impairment of goodwill and other assets           --        29,825
Loss attributable to sale or closure of centers        4,417         1,150
Other unusual charges .........................        1,523         1,012
                                                    --------      --------
  Operating loss ..............................       (7,500)      (38,055)
Interest expense, net .........................        2,389         2,834
Minority interest .............................          381            82
                                                    --------      --------
  Loss before income taxes ....................      (10,270)      (40,971)
Provision for income taxes ....................          100            90
                                                    --------      --------
  Net loss ....................................      (10,370)      (41,061)
Charges related to convertible preferred stock          (102)         (106)
                                                    --------      --------
  Net loss applicable to common stockholders ..     $(10,472)     $(41,167)
                                                    ========      ========

Basic and diluted net loss per common share ...     $  (1.04)     $  (4.22)
                                                    ========      ========

    The accompanying notes are an integral part of the consolidated financial statements.

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       For the Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                       2000           1999
                                                       ----           ----
Net service revenues ..........................     $ 108,669      $ 120,159
Cost of services ..............................        74,314         80,182
                                                    ---------      ---------
   Gross profit ...............................        34,355         39,977
Provision for doubtful accounts ...............         4,249          9,096
Corporate general and administrative expenses .         8,803          9,165
Equipment leases ..............................        10,077          7,130
Depreciation and amortization .................        13,686         16,862
Loss on impairment of goodwill and other assets            --         29,825
Loss attributable to sale or closure of centers         5,565          1,150
Other unusual charges .........................         3,290          1,726
                                                    ---------      ---------
  Operating loss ..............................       (11,315)       (34,977)
Interest expense, net .........................         7,621          8,463
Minority interest .............................         1,131            706
                                                    ---------      ---------
  Loss before income taxes ....................       (20,067)       (44,146)
Provision for income taxes ....................           300            440
                                                    ---------      ---------
  Net loss ....................................       (20,367)       (44,586)
Charges related to convertible preferred stock           (308)          (326)
                                                    ---------      ---------
  Net loss applicable to common stockholders ..     $ (20,675)     $ (44,912)
                                                    =========      =========
Basic and diluted net loss per common share ...     $   (2.07)     $   (4.71)
                                                    =========      =========

    The accompanying notes are an integral part of the consolidated financial statements.

                             Medical Resources, Inc.
                             (Debtor-in-Possession)
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                                   -------------------
                                                                    2000          1999
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................     $(20,367)      $(44,586)
                                                                 --------       --------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization ............................       13,686         16,862
  Provision for uncollectible accounts receivable ..........        4,249          9,096
  Loss on impairment of goodwill and other long lived assets           --         29,825
  Loss on disposition of diagnostic imaging centers ........        4,611             --
  Other, net ...............................................         (815)           803
Changes in operating assets and liabilities:
  Accounts receivable ......................................        4,289        (11,505)
  Other receivables ........................................       (1,969)        (1,017)
  Prepaid expenses .........................................         (113)           485
  Income taxes recoverable or payable ......................         (108)           745
  Other assets .............................................           --            526
  Accounts payable and accrued expenses ....................        2,755          2,621
  Other liabilities ........................................           (7)           306
                                                                 --------       --------
    Total adjustments ......................................       26,578         48,747
                                                                 --------       --------
        Net cash provided by operating activities ..........        6,211          4,161
                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of disposals .......         (682)        (2,444)
Disposition of diagnostic imaging centers, net of cash sold         8,315            781
Other, net .................................................         (372)           382
                                                                 --------       --------
    Net cash provided by (used in) in investing activities .        7,261         (1,281)
                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes and mortgages payable ..........       (6,215)        (9,934)
Principal payments under capital lease obligations .........       (7,549)        (7,084)
Other borrowings ...........................................           --          1,515
Other, net .................................................           --         (1,105)
                                                                 --------       --------
    Net cash used in financing activities ..................      (13,764)       (16,608)
                                                                 --------       --------
Net decrease in cash and cash equivalents ..................         (292)       (13,728)
Cash and cash equivalents at beginning of year .............        9,360         20,997
                                                                 --------       --------
Cash and cash equivalents at end of period .................     $  9,068       $  7,269
                                                                 ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for -
     Cash refunded by (paid for)  income taxes, net ........     $   (224)      $     93
     Cash paid for interest ................................       (2,046)        (8,469)

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

COST OF SERVICES

   Cost of services as shown on the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2000 and 1999 consist of the following (in thousands):

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                           2000      1999      2000     1999
                                           ----      ----      ----     ----
Operations payroll and related..........  $8,947   $10,191   $27,795  $29,649
Equipment maintenance expense...........   1,800     2,266     5,547    6,687
Contract radiology fees.................   1,721     2,109     5,712    6,575
Medical supplies........................   2,258     2,579     7,304    7,837
Facilities rent and related.............   2,633     3,315     8,331    9,453
Other center level costs................   5,802     6,387    19,034   19,385
                                         -------   -------   -------  -------

  Total Diagnostic Imaging..............  23,161    26,847   73,723   79,586

Dalcon Technologies, Inc................     192       238      591      596
                                         -------   -------   ------   ------

  Total Company......................... $23,353   $27,085   $74,314  $80,182
                                         =======   =======   =======  =======

RECLASSIFICATION

   Certain prior year amounts have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

   The computations of basic and diluted loss per share for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands, except per share amounts):

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                       ------------------          ------------------
                                                       2000          1999          2000          1999
                                                       ----          ----          ----          ----
Basic and diluted loss per share information:
Net loss .......................................     $(10,370)     $(41,061)     $(20,367)     $(44,586)
Charges related to convertible preferred stock .         (102)         (106)         (308)         (326)
                                                     --------      --------      --------      --------
Net loss applicable to common stockholders .....     $(10,472)     $(41,167)     $(20,675)     $(44,912)
                                                     ========      ========      ========      ========
Weighted average number of common shares .......       10,064         9,756         9,995         9,545
                                                     ========      ========      ========      ========
Basic and diluted income (loss) per common share     $  (1.04)     $  (4.22)     $  (2.07)     $  (4.71)
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

   Under Chapter 11 of the Federal Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the September 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims subject to compromise may arise subsequent to the filing date resulting from rejection of executive contracts, including leases, and from the determination by the court (or agreed to by parties in interest), or as a result of allowed claims for contingencies and other disputed amounts.

   Liabilities subject to compromise as of September 30, 2000 consist of the following (in thousands):

Senior Notes due 2001 through 2005                                  $75,000
Unsecured promissory notes                                            5,121
Subordinated convertible notes                                        5,250
Purchase price protection notes                                         455
                                                                    -------
   Total debt subject to compromise                                  85,826
Capital lease payable                                                   231
Accrued interest related to debt subject to compromise                6,333
Trade and other miscellaneous claims                                    944
                                                                    -------
                                                                    $93,334
                                                                    =======

   During the three months ended September 30, 2000, the Company recorded $1,986,000 of interest expense related to interest bearing debt included in the liabilities subject to compromise.

   The Debtor has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and certain vendor obligations.

   In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during 1999 and nine months of 2000, the Company sold or closed twenty-four underperforming centers that had generated aggregate pretax operating losses of $6,614,000 during 1999 and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

   The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

3. LOSS ATTRIBUTABLE TO SALE AND CLOSURE OF CENTERS AND OTHER UNUSUAL CHARGES

   During the three months ended September 30, 2000 and 1999, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $4,417,000 and $1,150,000, respectively. The 2000 loss consists of
(i) $4,063,000 for the net loss on the sale of diagnostic imaging centers and
(ii) $354,000 for current period charges attributable to centers previously closed. Net cash proceeds from the sale of diagnostic imaging centers during the three months ended September 30, 2000 was $2,205,000. The 1999 loss relates to a reserve for the loss on the sale or closure of diagnostic imaging centers consisting of

$730,000 for estimated equipment removal, facility restoration and related costs and $420,000 for legal and professional fees and employee termination cost.

   During the nine months ended September 30, 2000 and 1999, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $5,565,000 and $1,150,000, respectively. The 2000 loss consists of
(i) $4,611,000 for the net loss on the sale of diagnostic imaging centers and
(ii) $954,000 for current period charges attributable to centers previously closed. Net cash proceeds from the sale of diagnostic imaging centers during the nine months ended September 30, 2000 was $8,315,000. The 1999 loss relates to a reserve for the loss on the sale or closure of diagnostic imaging centers consisting of $730,000 for estimated equipment removal, facility restoration and related costs and $420,000 for legal and professional fees and employee termination cost.

   During the three months ended September 30, 2000 and 1999, the Company recorded other unusual charges of $1,523,000 and $1,012,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of (i) $531,000 of costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999), (ii) $215,000 of costs associated with investigation of possible strategic alternatives by the Company, and (iii) $266,000 of severance and other costs.

   During the nine months ended September 30, 2000 and 1999, the Company recorded other unusual charges of $3,290,000 and $1,726,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of (i) $1,245,000 of cost associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999), (ii) $215,000 of costs associated with investigation of possible strategic alternatives by the Company, and (iii) $266,000 of severance and other costs.

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

4. ACCOUNTS RECEIVABLE, NET

   Accounts receivable, net is comprised of the following (in thousands):

                                                                       September 30,  December 31,
                                                                           2000          1999
                                                                       -------------  ------------
Diagnostic Imaging:
   Management fee receivables (net of contractual allowances) -
     Due from unaffiliated physicians (Type I revenues)                  $ 22,791      $ 22,604
     Due from affiliated physicians (Type III revenues)                    13,321        15,998
Patient and third party payor accounts receivable (Type II revenues)       24,098        26,988
                                                                         --------      --------
Accounts receivable before allowance for doubtful accounts                 60,210        65,590
Less: Allowance for doubtful accounts                                     (18,571)      (15,413)
                                                                         --------      --------
Total accounts receivable, net                                           $ 41,639      $ 50,177
                                                                         ========      ========


   Accounts receivable is net of contractual allowances, which represent standard fee reductions negotiated with certain third party payors. Contractual allowances, recorded as a reduction in deriving net service revenues, were approximately $28,608,000 and $32,841,000 for the three months ended September 30, 2000 and 1999, respectively and approximately $93,231,000 and $104,337,000 for the nine months ended September 30, 2000, and 1999, respectively.

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

      On November 6, 2000, the Company and Mr. Farrell and Mr. Fields entered into a settlement agreement which fully settles and resolves all of their respective claims against the Company. Under the terms of the settlement agreement (i) Mr. Farrell will receive a cash payment of $200,000 and receive an allowed claim in the Company's Chapter 11 proceeding of $1,153,000; and (ii) Mr. Fields will receive a cash payment of $50,000 and receive an allowed claim in the Company's Chapter 11 proceeding of $172,000.

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

     During November 2000, Mr. Ash agreed to consent to summary judgment being entered against him which limits his claims against the Company to no more than $1 million. The Company continues to dispute that any amounts are owed Ash and will seek either to arbitrate the dispute or have it resolved by the Bankruptcy Court.

     The Ash Complaint has been stayed in connection with the Company's Chapter 11 proceedings. Under the terms of the Company's Plan of Reorganization, claims held by the plaintiffs in the actions described above, as well as other actions pending against the Company, would be converted into common equity of the Company.

     In the normal course of business, the Company is subject to claims and litigation other than those set forth above. Management believes that the outcome of such other litigation will not have a material adverse effect on the Company's financial position, cash flows or results of operations. Accordingly, the Company has made no accrual for any costs associated with such litigation.

   In connection with certain of the Company's 1997 acquisitions in which the Company issued shares of its Common Stock as consideration, the Company agreed to register such shares for resale pursuant to the Federal securities laws. In some cases, the Company agreed with the sellers in such acquisitions to pay to the seller (in additional shares and/or cash) an amount equal to the shortfall, if any (the "Price Protection Shortfall"), in the value of the issued shares and the market value of such shares on the effective date of the Company's registration statement. Based upon the closing sales price of the Company's Common Stock on October 2, 1998 ($2.67 per share), the date on which the Company's registration statement was declared effective, the Company issued 590,147 shares of Common Stock and became obligated to pay during 1999 an additional $1,658,000 with respect to all such Price Protection Shortfall obligations. As of September 30, 2000, $405,000 of such Price Protection Shortfall obligations remained due and payable in 2000.

6. CONVERTIBLE PREFERRED STOCK

   As of September 30, 2000, 14,175 shares of the Company's Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") are outstanding and held by RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

RECENT DEVELOPMENTS

   On March 29, 2000, the Company entered into an agreement-in-principle with the holders of the Senior Notes providing for conversion of the full amount of their $75,000,000 of debt into approximately 84% of the common equity of the Company. In addition, under the agreement-in-principle with the holders of the Senior Notes, an additional $5,121,000 of unsecured notes would also be converted into approximately 6% of the common equity of the Company. On April 7, 2000, the Company filed a Plan of Reorganization reflecting the terms of the agreement-in-principal, and commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. The Plan of Reorganization is subject to Bankruptcy Court approval and applies only to the parent company and none of its operating subsidiaries. In addition, physician relationships, trade credit and employee obligations of the Company will not be impaired. The Company continues to proceed with the completion of its Plan of Reorganization, and expects to emerge from Chapter 11 by the end of the year 2000 or during January 2001. There can be no assurance, however, that the Company will be successful in consummating the reorganization as described above.

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

   For the nine months ended September 30, 2000, the fees received or retained by the Company under the three types of agreements with Interpreting Physician(s) described above, expressed as a percentage of gross billings net of contractual allowances for the imaging services provided, range from 78% to 89% for the Type I agreements, 77% to 91% for the Type II agreements and 77% to 89% for the Type III agreements. These agreements generally have terms ranging from one to ten years.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999

   For the quarter ended September 30, 2000, net service revenues were $33,513,000 compared to $37,551,000 for the quarter ended September 30, 1999, a decrease of $4,038,000 or 11%. The decrease in net service revenues was due principally to the impact of the sale and closure of twenty-one underperforming imaging centers during the fourth quarter of 1999 and the first nine months of 2000 and the ongoing decline in reimbursement rates of managed care payors. The decrease was partially offset by an increase in same-store gross revenues (before contractual allowances) of 1%.

   In general, healthcare providers have been experiencing gradual reimbursement rate declines over the past three years and this is expected to continue through 2000 due to factors such as the expansion of managed care in the United States and budgetary pressures placed on U.S. government agencies. The Company will attempt to mitigate the impact of any further decline in reimbursement rates by decreasing its costs and endeavoring to increase procedure volumes. Nevertheless, if the rate of decline in reimbursement rates were to materially increase, or if the Company is unsuccessful in reducing its costs or increasing its volumes over time, the Company's results could be materially and adversely affected.

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

   Management believes that in order to remain competitive in the marketplace, it must maintain high quality, state-of-the-art medical equipment. Accordingly, under the Company's equipment replacement program, the Company replaced or upgraded fourteen MRI systems and eleven CT systems in its centers during 1999. In addition, the Company expects to replace or upgrade a total of an additional sixteen MRI systems and eight CT systems during 2000. Over time, the Company expects to achieve increased volumes due to this equipment replacement program. While the Company intends to finance new diagnostic equipment via operating leases, there can be no assurance that such financing will remain available over the course of the planned equipment upgrade program. Consequently, if such financing or alternate financing were to become unavailable, the Company's future procedure volumes and net revenues could be materially adversely affected over time.

   Costs of services for the quarter ended September 30, 2000 were $23,353,000 compared to $27,085,000 for the quarter ended September 30, 1999, a decrease of $3,732,000 or 14%. This decrease was due primarily to the impact of the sale and closure of twenty-one imaging centers during the fourth quarter of 1999 and the first nine months of 2000.

   Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, increased for the quarter ended September 30, 2000 to 30% from 28% for the quarter ended September 30, 1999. This increase was due primarily to the impact of the sale and closure of twenty-one imaging centers during the fourth quarter of 1999 and the first nine months of 2000.

   The provision for uncollectible accounts receivable for the quarter ended September 30, 2000 was $1,145,000, or 3% of related net service revenues, compared to the third quarter 1999 provision of $4,949,000, or 13% of related net service revenues. Including bad debt charges reflected as a reduction in net service revenues (Type III revenues), the provision for uncollectible accounts receivable for the quarter ended September 30, 2000 was 5% of adjusted net service revenues. The Company is continuing to focus on improving its billing and collection function through increased training and added emphasis on rebilling and disputing denials by the Company's payors.

   Corporate general and administrative expense for the quarter ended September 30, 2000 was $2,945,000, as compared to $3,178,000 for the quarter ended September 30, 1999, a decrease of 7%. This decrease was primarily due to lower professional fees and corporate level headcount reductions.

   Equipment lease expense for the quarter ended September 30, 2000 was $3,285,000, as compared to $2,860,000 for the quarter ended September 30, 1999, an increase of $425,000 due to the equipment replacement program described above.

   Depreciation and amortization expense for the quarter was $4,345,000, compared to $5,547,000 for the third quarter of 1999, or a decrease of $1,202,000. The decrease was primarily due to the sale and closure of twenty-one imaging centers during the fourth quarter of 1999 and the first nine months of 2000, and to lower diagnostic equipment depreciation as a result of the Company entering into new operating leases during 1999 and the first nine months of 2000.

   During the quarter ended September 30, 2000 and 1999, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $4,417,000 and $1,150,000, respectively. The 2000 loss consists of (i) $4,063,000 for the net loss on the sale of diagnostic imaging centers and (ii) $354,000 for current period charges attributable to centers previously closed. Net cash proceeds from the sale of diagnostic imaging centers during the three months ended September 30, 2000 was $2,205,000. The 1999 loss relates to a reserve for the loss on the sale or closure of diagnostic imaging centers consisting of $730,000 for estimated equipment removal, facility restoration and related costs and $420,000 for legal and professional fees and employee termination cost.

   During the quarter ended September 30, 2000 and 1999, the Company recorded other unusual charges of $1,523,000 and $1,012,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of (i) $531,000 of costs associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999), (ii) $215,000 of costs associated with investigation of possible strategic alternatives by the Company, and (iii) $266,000 of severance and other costs.

   During the quarter ended September 30, 1999, the Company recorded a $29,825,000 non-cash loss on the impairment of goodwill and other long-lived assets. This loss consists of the write-off of goodwill of $21,763,000, other intangibles of $508,000 and fixed assets of $7,554,000. The impairment relates primarily to eleven of the Company's diagnostic imaging centers that were under-performing. The Company has recorded impairment losses for these centers because the sum of their expected future cash flows, determined based on an assumed continuation of current operating methods and structures, is less than the carrying value of the related long-lived assets. The Company's assessment of future cash flows for these centers reflects the recent negative trends in the diagnostic imaging business, including continued erosion of reimbursement rates and further expansion of capacity through the opening of new competing centers in certain of the Company's markets. Due to these trends, the Company has determined that its plans for operating improvements in these centers will likely not be adequate to cause these centers to be sufficiently successful in the future to recover the value of recorded goodwill and other long-lived assets.

   The Company will incur additional professional fees during the remainder of 2000 related to its proceedings under Chapter 11 of the Federal Bankruptcy Code, and could incur additional unusual charges related to the possible sale and closure of additional imaging centers.

   Net interest expense for the quarter ended September 30, 2000 was $2,389,000 as compared to $2,834,000 for the quarter ended September 30, 1999, a decrease of $445,000. This decrease was primarily attributable to reductions in notes payable and capitalized lease obligations. Included in interest expense for the quarter ended September 30, 2000 is $1,986,000 related to accruals of interest on debt subject to compromise. Under the Company's Plan of Reorganization, debt subject to compromise and its accrued but unpaid interest would be converted into common equity.

   The Company's loss for the quarter ended September 30, 2000 was increased by $381,000 attributable to minority interests, as compared to an increase in the Company's loss of $82,000 for the quarter ended September 30, 1999.

   The provision for income taxes for the quarter ended September 30, 2000 was $100,000 as compared to $90,000 for the comparable period last year. The provision for income taxes for the quarter ended September 30, 2000 and 1999 consists entirely of estimated state income taxes. For both quarters, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

   The Company's net loss for the quarter ended September 30, 2000 was $10,370,000 compared to $41,061,000 for the quarter ended September 30, 1999.

   The net loss applicable to common stockholders (used in computing loss per common share) in the quarters ended September 30, 2000 and 1999 includes charges of $102,000 and $106,000, respectively, as a result of the accretion of the Company's Series C Preferred Stock.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

   For the nine months ended September 30, 2000, total Company net service revenues were $108,669,000 compared to $120,159,000 for the nine months ended September 30, 1999, a decrease of $11,490,000 or 10%. The decrease in net service revenues was due principally to the impact of the sale and closure of twenty-four underperforming imaging centers during 1999 and first half of 2000 and the ongoing decline in reimbursement rates of managed care payors. This decrease was partially offset by an increase in same-store gross revenues (before contractual allowances) of 2%.

   Costs of services for the nine months ended September 30, 2000 were $74,314,000 compared to $80,182,000 for the nine months ended September 30, 1999, a decrease of $5,868,000 or 7%. This decrease was due primarily to the impact of the sale and closure of twenty-four imaging centers during 1999 and the first nine months of 2000.

   Gross profit margins, which represent net service revenue less cost of services as a percent of net service revenue, declined slightly for the nine months ended September 30, 2000 to 32% from 33% for the nine months ended September 30, 1999. This decrease was due primarily to the impact of the decline in reimbursement rates described above.

   The provision for uncollectible accounts receivable for the nine months ended September 30, 2000 was $4,249,000, or 4% of related net service revenues, compared to the nine months 1999 provision of $9,096,000, or 8% of related net service revenues. Including bad debt charges reflected as a reduction in net service revenues (Type III revenues), the provision for uncollectible accounts receivable for the nine months ended September 30, 2000 was 5% of adjusted net service revenues.

   Corporate general and administrative expense for the nine months ended September 30, 2000 was $8,803,000, as compared to $9,165,000 for the nine months ended September 30, 1999, a decrease of 4%. This decrease was primarily due to lower professional fees and corporate level headcount reductions.

   Equipment lease expense for the nine months ended September 30, 2000 was $10,077,000 as compared to $7,130,000 for the nine months ended September 30, 1999, an increase of $2,947,000, due to the equipment replacement program described above.

   Depreciation and amortization expense for the nine months was $13,686,000, compared to $16,862,000 for the nine months of 1999, or a decrease of $3,176,000. The decrease was primarily due to the sale and closure of twenty-one imaging centers during the fourth quarter of 1999 and the first nine months of 2000, and to lower diagnostic equipment depreciation as a result of the Company entering into new operating leases during 1999 and the first nine months of 2000.

   During the nine months ended September 30, 2000 and 1999, the Company recorded losses attributable to the sale and closure of diagnostic imaging centers of $5,565,000 and $1,150,000, respectively. The 2000 loss consists of
(i) $4,611,000 for the net loss on the sale of diagnostic imaging centers and
(ii) $954,000 for current period charges attributable to centers previously closed. Net cash proceeds from the sale of diagnostic imaging centers during the nine months ended September 30, 2000 was $8,315,000. The 1999 loss relates to a reserve for the loss on the sale or closure of diagnostic imaging centers consisting of $730,000 for estimated equipment removal, facility restoration and related costs and $420,000 for legal and professional fees and employee termination cost.

   During the nine months ended September 30, 2000 and 1999, the Company recorded other unusual charges of $3,290,000 and $1,726,000, respectively. The 2000 charge consists of professional fees associated with the Company's proceedings under Chapter 11 of the Federal Bankruptcy Code. The 1999 charge consists of (i) $1,245,000 of cost associated with the shareholder class action lawsuit and other related litigation (the shareholder class action lawsuit was settled during the third quarter of 1999), (ii) $215,000 of costs associated with investigation of possible strategic alternatives by the Company, and (iii) $266,000 of severance and other costs.

   During the nine months ended September 30, 1999, the Company recorded a $29,825,000 non-cash loss on the impairment of goodwill and other long-lived assets. As described above, this loss consists of the write-off of goodwill of $21,763,000, other intangibles of $508,000 and fixed assets of $7,554,000

   Net interest expense for the nine months ended September 30, 2000 was $7,621,000 as compared to $8,463,000 for the nine months ended September 30, 1999, a decrease of $842,000. This decrease was primarily attributable to reductions in notes payable and capitalized lease obligations. Included in interest expense for the nine months ended September 30, 2000 is $4,065,000 related to accruals of interest subsequent to April 7, 2000 on debt subject to compromise. Under the Company's Plan of Reorganization, debt subject to compromise and its accrued but unpaid interest would be converted into common equity.

   The Company's loss for the nine months ended September 30, 2000 was increased by $1,131,000 attributable to minority interests, as compared to an increase in the Company's loss of $706,000 for the nine months ended September 30, 1999.

   The provision for income taxes for the nine months ended September 30, 2000 was $300,000 as compared to $440,000 for the comparable period last year. The provision for income taxes for the nine months ended September 30, 2000 and 1999 consists entirely of estimated state income taxes. For both periods, a benefit for income taxes related to the Company's losses has not been recorded due to the uncertainty regarding the realization of the full amount of the Company's deferred tax assets.

   The Company's net loss for the nine months ended September 30, 2000 was $20,367,000 compared to $44,586,000 for the nine months ended September 30, 1999.

   The net loss applicable to common stockholders (used in computing loss per common share) in the nine months ended September 30, 2000 and 1999 includes charges of $308,000 and $326,000, respectively, as a result of the accretion of the Company's Series C Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

   During the nine months ended September 30, 2000, the Company's primary sources of cash flow was comprised of $8,315,000 from the sale of diagnostic imaging centers, and $6,211,000 from operations. The primary use of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable totaling $13,764,000.

   During the nine month ended September 30, 1999, the Company's primary source of cash flow was comprised of $4,161,000 from operations, a reduction in the Company's cash balances of $13,728,000, and other borrowings of $1,515,000. The primary use of cash was repayment of principal amount of capital lease obligations and notes and mortgages payable of $17,018,000.

FINANCIAL RESOURCES AND LIQUIDITY

   On March 29, 2000, the Company entered into an agreement-in-principle with the holders of the Senior Notes providing for conversion of the full amount of their $75,000,000 of debt into approximately 84% of the common equity of the Company. In addition, under the agreement-in-principle with the holders of the Senior Notes, an additional $5,121,000 of unsecured notes would also be converted into approximately 6% of the common equity of the Company. On April 7, 2000, the Company filed a Plan of Reorganization reflecting the terms of the agreement-in-principal, and commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. The Plan of Reorganization is subject to Bankruptcy Court approval and applies only to the parent company and none of its operating subsidiaries. In addition, physician relationships, trade credit and employee obligations of the Company will not be impaired. The Company continues to proceed with the completion of its Plan of Reorganization, and expects to emerge from Chapter 11 by the end of the year 2000 or during January 2001. There can be no assurance, however, that the Company will be successful in consummating the reorganization as described above.

   Under Chapter 11 of the Federal Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the September 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims subject to compromise may arise subsequent to the filing date resulting from rejection of executive contracts, including leases, and from the determination by the court (or agreed to by parties in interest), or as a result of allowed claims for contingencies and other disputed amounts.

   In addition to reaching the agreement with the holders of the Senior Notes described above, the Company has taken various actions to improve the Company's liquidity, including the following: (i) during 1999 and nine months of 2000, the Company sold or closed twenty-four underperforming centers generating net proceeds to the Company of $9,096,000 and resulting in the elimination of operations which had generated aggregate pretax operating losses of $6,614,000 during 1999, and (ii) the Company deferred certain payments to its creditors, as described above, in anticipation of reaching an agreement with such creditors.

   The financial statements do not include any further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty or the consummation of the reorganization.

   Prior to 1998, the Company incurred substantial debt in connection with acquisitions of imaging centers. As of September 30, 2000, the Company's debt, including capitalized lease obligations, totaled $102,410,000. Cash available to the Company for general corporate use increased from $3,827,000 at December 31, 1999 to $7,532,000 as of September 30, 2000. These balances exclude cash held by non-wholly owned affiliates as of the indicated dates, since such cash amounts are not readily available to the Company for general corporate purposes. However, some portion of such excluded cash is expected to be available to satisfy that portion of the Company's year 2000 scheduled debt repayments which are attributable to non-wholly owned affiliates.

   Other than operating lease obligations to finance new diagnostic equipment, the Company does not expect to incur significant additional debt in the near future. Additionally, due to the proceeds from the sale of certain centers and due to improvements made and being made to the Company's billing and collections systems and procedures, the Company expects, on a same store basis, average monthly cash flows during 2000 and 2001 to improve from the level achieved during 1999. Provided that the Company is able to continue to show improvement in its cash collections, and assuming that the Company reaches satisfactory resolution with the Senior Note holders and its other lenders regarding its Plan of Reorganization, management believes that existing available cash balances plus expected cash flow from operations will be adequate to fund the Company's expected cash requirements for the next twelve months.

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

   As of September 30, 2000, 14,175 shares of the Company's Series C Convertible Preferred Stock, $1,000 stated value per share (the "Series C Preferred Stock") are outstanding and held by RGC International, LDC ("RGC"). Each share of the Series C Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of each share of Series C Preferred Stock plus 3% per annum from the closing date to the conversion date by the lesser of (i) $62.10 or (ii) the average of the daily closing bid prices for the Common Stock for the five (5) consecutive trading days ending five (5) trading days prior to the date of conversion.

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

II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.  EXHIBITS

              None


      b.  REPORTS ON FORM 8-K

        On November 2, 2000, the Company filed a Current Report of Form 8-K reporting that on October 26, 2000, it had dismissed its independent auditors, Ernst & Young, LLP and appointed Arthur Andersen, LLP as the Company's new independent accountants effective October 27, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MEDICAL RESOURCES, INC.


                                          /s/ Geoffrey A. Whynot
                                ------------------------------------------
                                            Geoffrey A. Whynot
                                     CO-CHIEF EXECUTIVE OFFICER AND
                                         CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER)


                                          /s/ Steven M. Vella
                                ------------------------------------------
                                              Steven M. Vella
                                         VICE PRESIDENT-FINANCE
                                     (PRINCIPAL ACCOUNTING OFFICER)


Date: November 14, 2000